Form 10-K
period 2013-12-31
Phillips Edison - ARC Grocery Center REIT II, Inc.
filed 2014-03-06
CIK 1581405

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

 (Mark One)
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2013
OR
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 333-190588

PHILLIPS EDISON – ARC GROCERY CENTER REIT II, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	61-1714451
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11501 Northlake Drive Cincinnati, Ohio	45249
(Address of Principal Executive Offices)	(Zip Code)
(513) 554-1110
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K.  ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑
Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☑
Aggregate market value of the voting stock held by non-affiliates: There is no established public market for the registrant's shares of common stock. The registrant is currently conducting the ongoing initial public offering of its shares of common stock pursuant to its Registration Statement on Form S-11 (File No. 333-190588), in which shares are being sold at $25.00 per share, with discounts available for certain categories of purchasers. No shares of common stock had been issued as of the last business day of the registrant's most recent second fiscal quarter.

As of February 28, 2014, there were 1,839,799 outstanding shares of common stock of the Registrant.

PHILLIPS EDISON – ARC GROCERY CENTER REIT II, INC.
FORM 10-K
2013

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Form 10-K of Phillips Edison—ARC Grocery Center REIT II, Inc. (“Phillips Edison—ARC Grocery Center REIT II,” “we,” “the Company,” “our” or “us”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the U.S. Securities and Exchange Commission (“SEC”). We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. See Item 1A herein for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, that could cause actual results to differ materially from those presented in our forward-looking statements.

PART I

ITEM 1.      BUSINESS

Overview

Phillips Edison—ARC Grocery Center REIT II, Inc. was formed as a Maryland corporation on June 5, 2013, and intends to qualify as a real estate investment trust (“REIT”) beginning with the taxable year ending December 31, 2014. Substantially all of our business is expected to be conducted through Phillips Edison—ARC Grocery Center Operating Partnership II, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on June 4, 2013. We are a limited partner of the Operating Partnership, and our wholly owned subsidiary, PE-ARC Grocery Center OP GP II LLC, is the sole general partner of the Operating Partnership. PE-ARC Special Limited Partner II LLC ("special limited partner") is the special limited partner of the Operating Partnership, and is an entity in which both Advisor Entities or their affiliates retain an interest.

We are offering to the public, pursuant to a registration statement, $2.475 billion in shares of common stock on a “reasonable best efforts” basis in our initial public offering. Our initial public offering consists of a primary offering of $2.0 billion in shares offered to investors at a price of $25.00 per share, with discounts available for certain categories of purchasers, and $475 million in shares offered to stockholders pursuant to a distribution reinvestment plan (the “DRIP”) at a price of $23.75 per share. We have the right to reallocate the shares of common stock offered between the primary offering and the DRIP.

On November 25, 2013, our registration statement on Form S-11 (File No. 333-190588) was declared effective under the Securities Act of 1933, and on January 9, 2014, we broke the minimum offering escrow amount of $2,000,000. Prior to January 9, 2014, our operations had not yet commenced. As of December 31, 2013, we had raised approximately $200,000 in gross offering proceeds from the issuance of 8,888 shares of common stock to our Sub-advisor.

Our advisor is American Realty Capital PECO II Advisors LLC (the “Advisor”), a limited liability company that was formed in the State of Delaware on July 9, 2013 and that is indirectly wholly owned by AR Capital LLC (formerly American Realty Capital II, LLC) (the “AR Capital sponsor”). Under the terms of the advisory agreement between the Advisor and us, the Advisor is ultimately responsible for the management of our day-to-day activities and the implementation of our investment strategy. The Advisor has delegated most of its duties under the advisory agreement, including the management of our day-to-day operations and our portfolio of real estate assets, to Phillips Edison NTR II LLC (the “Sub-advisor”), which is directly or indirectly owned by Phillips Edison Limited Partnership (the “Phillips Edison sponsor”) and Michael Phillips and Jeffrey Edison. Notwithstanding such delegation to the Sub-advisor, the Advisor retains ultimate responsibility for the performance of all the matters entrusted to it under the advisory agreement.

We intend to invest primarily in well-occupied grocery-anchored neighborhood and community shopping centers leased to a mix of national, creditworthy retailers selling necessity-based goods and services in strong demographic markets throughout the United States. In addition, we may invest in other retail properties including power and lifestyle shopping centers, multi-tenant shopping centers, free-standing single-tenant retail properties, and other real estate and real estate-related loans and securities depending on real estate market conditions and investment opportunities that we determine are in the best interests of our stockholders. We expect that retail properties primarily would underlie or secure the real estate-related loans and securities in which we may invest.  As of December 31, 2013, we did not own any properties, nor had we entered into any agreements to purchase properties. On December 18, 2013, an affiliate of our Sub-advisor, Phillips Edison Group LLC (the “Affiliate”), entered into a purchase agreement with Staunton Plaza, LLC, a Virginia limited liability company, to purchase Staunton Plaza. However, as described within Note 10 to the consolidated financial statements, this purchase agreement was not assigned to us by the Affiliate until January 27, 2014.

Segment Data

We currently view our company as one reportable segment. Accordingly, we did not report any other segment disclosures in 2013.

Tax Status

We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) beginning with the tax year ending December 31, 2014. Because we intend to qualify for taxation as a REIT, we generally will not be subject to federal income tax on taxable income that is distributed to stockholders. If we fail to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, we will be subject to federal (including any applicable alternative minimum tax) and state income tax on our taxable income at regular corporate rates. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income, property or net worth, respectively, and to federal income and excise taxes on our undistributed income.

Competition

We are subject to significant competition in seeking real estate investments and tenants. We compete with many third parties engaged in real estate investment activities including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, hedge funds, governmental bodies and other entities. Some of these competitors, including larger REITs, have substantially greater financial resources than we do and generally enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies.

Economic Dependency

We are dependent on the Advisor, the Sub-advisor, Realty Capital Securities, LLC (the “Dealer Manager”), Phillips Edison & Company, Ltd. (the “Property Manager”) and their respective affiliates for certain services that are essential to us, including the sale of our shares of common stock, asset acquisition and disposition decisions, and other general and administrative responsibilities. In the event that any of the above-mentioned affiliates are unable to provide such services, we would be required to find alternative service providers.

Employees

We do not have any employees. In addition, all of our executive officers are officers of Phillips Edison & Company or one or more of its affiliates and will be compensated by those entities, in part, for their service rendered to us. We do not separately compensate our executive officers for their service as officers.

The employees of Phillips Edison- or AR Capital-affiliated entities perform substantially all of the services related to our company. The expenses related to providing these services are charged to us based on time spent by these employees while providing services to us, excluding those acquisition, disposition, property management, asset management, financing, and other services that are covered under separate fees charged to us. The employee-related expenses related to offering costs charged to us for the period from June 5, 2013 (formation) to December 31, 2013 were approximately $198,000.

Access to Company Information

We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the United States Securities and Exchange Commission (“SEC”). The public may read and copy any of the reports that are filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549 on official business days during the hours of 10:00 AM to 3:00 PM. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800)-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

We make available, free of charge, by responding to requests addressed to our investor relations group, the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports on our website, www.grocerycenterREIT2.com. These reports are available as soon as reasonably practicable after such material is electronically filed or furnished to the SEC.

ITEM 1A.   RISK FACTORS

The factors described below represent our principal risks. Other factors may exist that we do not consider to be significant based on information that is currently available or that we are not currently able to anticipate. The occurrence of any of the risks discussed below could have a material adverse effect on our business, financial condition, results of operations and ability to pay distributions to our stockholders. Potential investors and our stockholders may be referred to as “you” or “your” in this Item 1A, “Risk Factors,” section.

Risks Related to an Investment in Us

Because no public trading market for our shares currently exists, it is difficult for our stockholders to sell their shares and, if our stockholders are able to sell their shares, it will likely be at a substantial discount to the public offering price.

Our charter does not require our directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require our directors to list our shares for trading on a national securities exchange by a specified date. There is no public market for our shares, and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. In addition, our charter prohibits the ownership of more than 9.8% in value of our aggregate outstanding stock or more than 9.8% in value or number of shares, whichever is more restrictive, of our aggregate outstanding common stock, unless exempted by our board of directors, which may inhibit large investors from purchasing your shares. In its sole discretion, our board of directors could amend, suspend or terminate our share repurchase program upon 30 days’ notice. Further, the share repurchase program includes numerous restrictions that would limit a stockholder’s ability to sell his or her shares. Therefore, it is difficult for our stockholders to sell their shares promptly or at all. If a stockholder is able to sell his or her shares, it would likely be at a substantial discount to the public offering price. It is also likely that our shares would not be accepted as the primary collateral for a loan. Because of the illiquid nature of our shares, investors should purchase our shares only as a long-term investment and be prepared to hold them for an indefinite period of time.

We are a recently formed company with a limited operating history and neither the Advisor nor the Sub-advisor has any operating history or any experience operating a public company, which makes our future performance difficult to predict.

We are a recently formed company and have no operating history. We were incorporated in the State of Maryland on June 5, 2013. As of December 31, 2013, we did not own any properties, nor had we entered into any agreements to purchase properties. On December 18, 2013, an affiliate of our Sub-advisor, Phillips Edison Group LLC (the “Affiliate”), entered into a purchase agreement with Staunton Plaza, LLC, a Virginia limited liability company, to purchase Staunton Plaza. However, as described within Note 10 to the consolidated financial statements, this purchase agreement was not assigned to us by the Affiliate until January 27, 2014. Our stockholders should not assume that our performance will be similar to the past performance of other real estate investment programs sponsored by affiliates of the Advisor or affiliates of the Sub-advisor.

The Advisor was formed on July 9, 2013 and has had limited operations as of the date of this report. In addition, the Sub-advisor was formed on June 4, 2013 and has had limited operations as of the date of this report. Therefore, our stockholders should be cautious when drawing conclusions about our future performance, and you should not assume that it will be similar to the prior performance of other Phillips Edison- or AR Capital-sponsored programs. Our lack of an operating history and the Advisor’s and the Sub-advisor’s limited operating history significantly increase the risk and uncertainty our stockholders face in making an investment in our shares.

Our ability to implement our investment strategy is dependent, in part, upon the ability of our Dealer Manager to successfully conduct our offering, which makes an investment in us more speculative.

We have retained our Dealer Manager, an entity which is under common ownership with our Advisor, to conduct this offering. The success of this offering, and our ability to implement our business strategy, is dependent upon the ability of our Dealer Manager to build and maintain a network of broker-dealers to sell our shares to their clients. If our Dealer Manager is not successful in establishing, operating and managing this network of broker-dealers, our ability to raise proceeds through this offering will be limited and we may not have adequate capital to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, our stockholders could lose all or a part of their investment.

If our Dealer Manager terminates its dealer manager relationship with us, our ability to successfully complete our offering and implement our investment strategy would be significantly impaired.

Our Dealer Manager has the right to terminate its relationship with us if, among other things, any of the following occur: (1) our voluntary or involuntary bankruptcy; (2) we materially change our business; (3) we become subject to a material action, suit, proceeding or investigation; (4) a material breach of the dealer manager agreement by us (which breach has not been cured within the required timeframe); (5) our willful misconduct or a willful or grossly negligent breach of our obligations under the dealer manager agreement; (6) the issuance of a stop order suspending the effectiveness of the registration statement of which this prospectus forms a part by the SEC and not rescinded within 10 business days of its issuance; or (7) the occurrence of any event materially adverse to us and our prospects or our ability to perform our obligations under the dealer manager agreement. If our Dealer Manager elects to terminate its relationship with us, our ability to complete this offering and implement our investment strategy would be significantly impaired and would increase the likelihood that our stockholders could lose all or a part of their investment.

Distributions paid from sources other than our cash flows from operations may dilute your interests in us especially if you purchase shares in this offering prior to the net asset value ("NAV") pricing date, and may adversely affect your overall return.

Until we are generating operating cash flow from properties or other real estate-related investments sufficient to make distributions to our stockholders, we intend to pay all or a substantial portion of our distributions from sources other than our operating cash flows which may include borrowings, including, but not limited to, possible borrowings from our Advisor and Sub-advisor ("Advisor Entities") or their affiliates, advances from our Advisor Entities, and our Advisor Entities’ deferral, suspension or waiver of its fees and expense reimbursements. Specifically, should we pay distributions from sources other than our operating cash flows, our per share NAV will be diluted because we will be allocating less funds to investments in our targeted assets. Thus, if you purchased shares at the initial public offering price of $25.00 per share prior to the time we calculate NAV and we pay distributions from sources other than our operating cash flows, your interest in us could be diluted and your overall return may be diminished. As of December 31, 2013, we had not paid any distributions as we had not purchased any properties.

We may suffer from delays in locating suitable investments, which could limit our ability to make distributions and lower the overall return on your investment.

We rely upon our sponsors and the real estate professionals affiliated with our sponsors to identify suitable investments. The public and private programs sponsored by our Phillips Edison sponsor, especially those for which the offering proceeds have not been fully invested and/or have superior rights to purchase suitable assets, rely on our Phillips Edison sponsor for investment opportunities. Similarly, the programs sponsored by our AR Capital sponsor rely on our AR Capital sponsor for investment opportunities. To the extent that our sponsors and the other real estate professionals employed by our Advisor Entities face competing demands upon their time at times when we have capital ready for investment, we may face delays in locating suitable investments. Further, the more money we raise in this offering, the more difficult it will be to invest the net offering proceeds promptly and on attractive terms. Therefore, the large size of this offering and the continuing high demand for the types of properties and other investments we desire to purchase increase the risk of delays in investing our net offering proceeds. Delays we encounter in the selection and acquisition or origination of income-producing assets would likely limit our ability to pay distributions to our stockholders and lower their overall returns. Further, if we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, our stockholders could suffer delays in receiving the cash distributions attributable to those particular properties.

If we are unable to find suitable investments, we may not be able to achieve our investment objectives or pay distributions.

Our ability to achieve our investment objectives and to pay distributions depends primarily upon the performance of our Sub-advisor, acting on behalf of our Advisor, with respect to the acquisition of our investments, including the ability to source loan origination opportunities for us. Competition from competing entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, historically there have been disruptions and dislocations in the credit markets which have materially impacted the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. A similar period in which there is a lack of available debt could result in a further reduction of suitable investment opportunities and create a competitive advantage to other entities that have greater financial resources than we do. During such times, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted. This lack of available debt could also result in a reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. In addition, if we pay fees to lock in a favorable interest rate, falling interest rates or other factors could require us to forfeit these fees. If we acquire properties and other investments at higher prices or by using less-than-ideal capital structures, our returns will be lower and the value of our assets may decrease significantly below the amount we paid for such assets.

We are also subject to competition in seeking to acquire real estate-related investments. The more shares we sell in this offering, the greater our challenge will be to invest all of the net offering proceeds on attractive terms. We can give no assurance that our Sub-advisor, acting on behalf of our Advisor, will be successful in obtaining suitable investments on financially attractive terms or that our objectives will be achieved. If we are unable to find suitable investments promptly, or if the rate of the equity raise outpaces our expectations and/or ability to locate suitable investments, we will hold the proceeds from this offering in an interest-bearing account or invest the proceeds in short-term assets. If we would continue to be unsuccessful in locating suitable investments, we may ultimately decide to liquidate. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions and we may not be able to meet our investment objectives.

Disruptions in the financial markets and challenging economic conditions could adversely impact the commercial mortgage market as well as the market for real estate-related debt investments generally, which could hinder our ability to implement our business strategy and generate returns to our stockholders.

We may allocate a small percentage of our portfolio to real estate-related investments such as mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; and the equity securities of other REITs and real estate companies. The returns available to investors in these investments are determined by: (1) the supply and demand for such investments, (2) the performance of the assets underlying the investments and (3) the existence of a market for such investments, which includes the ability to sell or finance such investments.

During periods of volatility, the number of buyers participating in the market may change at an accelerated pace. As liquidity or “demand” increases, the returns available to us on new investments could decrease. Conversely, a lack of liquidity could cause the returns available to us on new investments to increase.

Continued disruptions in the financial markets and slow economic growth could adversely affect market rental rates, commercial real estate values and our ability to secure debt financing, service future debt obligations, or pay distributions to our stockholders.

Despite improved access to capital for companies, the capital and credit markets continue to be subject to potential volatility and disruption. The health of the global capital markets remains a concern. The banking industry has experienced improved earnings and is better capitalized, but the relatively low growth economic environment has caused the markets to question whether financial institutions are truly appropriately capitalized. Lenders have continued to work with borrowers to amend, extend, and refinance existing loans; however, as more loans reach maturity, there is the potential for credit losses. The FDIC’s list of troubled financial institutions is still quite large and the threat of more bank closings will weigh on the financial markets. Looking forward, it is unclear whether mortgage delinquencies have peaked and if there is refinancing capacity for maturities.

If further disruptions in the financial markets occur, uncertain economic conditions could adversely affect the values of our investments. Furthermore, a decline in economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio and in the collateral securing our loan investments, which could have the following negative effects on us:

•	the values of our investments in grocery-anchored shopping centers could decrease below the amounts we paid for such investments;

•	the value of collateral securing any loan investment that we may make could decrease below the outstanding principal amounts of such loans;

•
revenues from properties we acquire could decrease due to fewer tenants or lower rental rates, making it more difficult for us to pay distributions or meet our debt service obligations on future debt financings; and

•	revenues on the properties and other assets underlying any loan investments we may make could decrease, making it more difficult for the borrower to meet its payment obligations to us.

All of these factors could impair our ability to make distributions to our investors and decrease the value of an investment in us.

We may change our targeted investments without stockholder consent.

We expect to allocate at least 90% of our portfolio to investments in well-occupied, grocery-anchored neighborhood and community shopping centers leased to a mix of national, regional, and local creditworthy tenants selling necessity-based goods and services in strong demographic markets throughout the United States. We may allocate up to 10% of our portfolio to other real estate properties and real estate-related loans and securities such as mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; and the equity securities of other REITs and real estate companies. We do not expect our non-controlling equity investments in other public companies to exceed 5% of the proceeds of this offering, assuming we sell the maximum offering amount. We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, our current targeted investments. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions to our stockholders.

Because we are dependent upon our Advisor, our Sub-advisor and their affiliates to conduct our operations, any adverse changes in the financial health of our Advisor, our Sub-advisor or their affiliates or our relationship with them could hinder our operating performance and the return on our stockholders’ investments.

We are dependent on our Sub-advisor, which is responsible for our day-to-day operations and is primarily responsible for the selection of our investments on behalf of our Advisor, and on our Advisor, which consults with our Sub-advisor with respect to the following major decisions: decisions with respect to the retention of investment banks, marketing methods with respect to this offering, the extension, termination or suspension of this offering, the initiation of a follow-on offering, mergers and other change-of-control transactions, and certain significant press releases. We are also dependent on our Property Manager to manage our portfolio of real estate assets. Neither our Advisor nor our Sub-advisor has a prior operating history. Both our Advisor and Sub-advisor depend upon the fees and other compensation that they receive from us in connection with the purchase, management and sale of assets to conduct its operations. Any adverse changes in the financial condition of our Advisor, our Sub-advisor, our Property Manager or certain of their affiliates or in our relationship with them could hinder its or their ability to successfully manage our operations and our portfolio of investments.

The loss of or the inability to obtain key real estate professionals at our Advisor, our Sub-advisor or our Dealer Manager could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of your investment.

Our success depends to a significant degree upon the contributions of Messrs. Schorsch and Kahane at our Advisor and Dealer Manager, and Messrs. Phillips and Edison, John B. Bessey and R. Mark Addy, our co-presidents, and Devin Murphy, our chief financial officer, at our Sub-advisor. We do not have employment agreements with these individuals, and they may not remain associated with us. If any of these persons were to cease their association with us, our operating results could suffer. We do not intend to maintain key person life insurance on any person. Our future success depends, in large part, upon our Advisor Entities’ and their respective affiliates’ ability to hire and retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our Advisor Entities and their respective affiliates may be unsuccessful in attracting and retaining such skilled individuals. We may be unsuccessful in establishing strategic relationships with firms that have special expertise in certain services or detailed knowledge regarding real properties in certain geographic regions, as needed. If we lose or are unable to obtain the services of highly skilled professionals or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investments may decline.

Our business and operations would suffer in the event of system failures.

Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for our internal information technology systems, our systems are vulnerable to damages from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. We may also incur additional costs to remedy damages caused by such disruptions.

The occurrence of cyber incidents, or a deficiency in our cybersecurity or the cybersecurity of our Advisor or Sub-advisor, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Our three primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationship with our tenants, and private data exposure. We have implemented processes, procedures and controls to help mitigate these risks, but these measures, as well as our increased awareness of a risk of a cyber incident, do not guarantee that our financial results will not be negatively impacted by such an incident.

Risks Related to Conflicts of Interest

Our sponsors and their respective affiliates, including all of our executive officers, some of our directors and other key real estate professionals, face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.

Our Advisor and Sub-advisor and their respective affiliates receive substantial fees from us. These fees could influence our Advisor’s and Sub-advisor’s advice to us as well as their judgment with respect to:
•      the continuation, renewal or enforcement of our agreements with affiliates of our AR Capital sponsor, including the advisory agreement and the dealer-manager agreement;
•      the continuation, renewal or enforcement of our agreements with affiliates of our Phillips Edison sponsor, including the property management agreement;
•      the continuation, renewal or enforcement of our Advisor’s agreements with our Sub-advisor and their respective affiliates, including the sub-advisory agreement;
•      public offerings of equity by us, which will likely entitle our Advisor Entities to increased acquisition and asset-management fees;
•      sales of properties and other investments to third parties, which entitle our Advisor Entities and the special limited partner to disposition fees and possible subordinated incentive distributions, respectively;
•      acquisitions of properties and other investments from other programs sponsored by our sponsors, which might entitle affiliates of our sponsors to disposition fees and possible subordinated incentive fees and distributions in connection with its services for the seller;
•      acquisitions of properties and other investments from third parties and loan originations to third parties, which entitle our Advisor Entities to acquisition fees and asset management subordinated participation interests;
•      borrowings to acquire properties and other investments and to originate loans, which borrowings generate financing coordination fees and increase the acquisition fees and asset management subordinated participation interests payable to our Advisor Entities;
•      whether and when we seek to list our common stock on a national securities exchange, which listing could entitle the special limited partner to a subordinated incentive listing distribution; and
•      whether and when we seek to sell the company or its assets, which sale could entitle our Advisor Entities to a subordinated participation in net sales proceeds.

The fees our Advisor Entities receive in connection with transactions involving the acquisition of assets are based initially on the cost of the investment, including costs related to loan originations, and are not based on the quality of the investment or the quality of the services rendered to us. This may influence our Advisor Entities to recommend riskier transactions to us. In addition, because the fees are based on the cost of the investment, it may create an incentive for our Advisor Entities to recommend that we purchase assets with more debt and at higher prices.

Because other real estate programs sponsored by our sponsors and offered through our Dealer Manager may conduct offerings concurrently with our offering, our sponsors and our Dealer Manager face potential conflicts of interest arising from competition among us and these other programs for investors and investment capital, and such conflicts may not be resolved in our favor.

Our AR Capital sponsor is the sponsor of several other non-traded REITS, for which affiliates of our Advisor are also advisors, that are raising capital in ongoing public offerings of common stock. Our Dealer Manager, an entity which is under common ownership with our Advisor, is the dealer manager or is named in the registration statement as the dealer manager in a number of ongoing public offerings by non-traded REITS, including some offerings sponsored by our AR Capital sponsor. In addition, our sponsors may decide to sponsor future programs that would seek to raise capital through public offerings conducted concurrently with this offering. As a result, our sponsors and our Dealer Manager may face conflicts of interest arising from potential competition with these other programs for investors and investment capital. Our sponsors generally seek to avoid simultaneous public offerings by programs that have a substantially similar mix of investment attributes, including targeted investment types. Nevertheless, there may be periods during which one or more programs sponsored by our sponsors will be raising capital and might compete with us for investment capital. Such conflicts may not be resolved in our favor, and you will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making your investment.

The management of multiple REITs by the officers of our Advisor and Sub-advisor may significantly reduce the amount of time the officers of our Advisor and Sub-advisor are able to spend on activities related to us and may cause other conflicts of interest, which may cause our operating results to suffer.

The officers of our Advisor are part of the senior management or are key personnel of several other REITs sponsored by our AR Capital sponsor and their advisors. Some of these AR Capital-sponsored REITs have registration statements that became effective in the past twelve months. Additionally, the officers of our Sub-advisor are part of the senior management or are key personnel of Phillips Edison — ARC Shopping Center REIT Inc., or PE-ARC, a REIT sponsored by our sponsors. As a result, such REITs will have concurrent and/or overlapping fundraising, acquisition, operational and disposition and liquidation phases as us, which may cause conflicts of interest to arise throughout the life of our company with respect to, among other things, finding investors, locating and acquiring properties, entering into leases and disposing of properties. Additionally, based on our sponsors’ experience, a significantly greater time commitment is required of senior management during the development stage when the REIT is being organized, funds are initially being raised and funds are initially being invested, and less time is required as additional funds are raised and the offering matures. The conflicts of interest each of the officers of our Advisor and Sub-advisor face may delay our fundraising and the investment of our proceeds due to the competing time demands and generally cause our operating results to suffer.

We compete for REIT investors with other programs of our sponsor, which could adversely affect the amount of capital we have to invest.

Our AR Capital sponsor is currently the sponsor of several other public offerings of non-traded REIT shares, most of which will be ongoing during a significant portion of our offering period. These programs all have filed registration statements for the offering of common stock and intend to elect to be taxed as REITs or have elected to be taxed as a REIT. The offerings are occurring concurrently with our offering, and our AR Capital sponsor is likely to sponsor other offerings during our offering period. Our Dealer Manager is the dealer manager for all of these other current offerings. We compete for investors with these other programs, and the overlap of these offerings with our offering could adversely affect our ability to raise all the capital we seek in this offering, the timing of sales of our shares and the amount of proceeds we have to spend on real estate investments.

Our sponsors face conflicts of interest relating to the acquisition of assets and leasing of properties, and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets and obtain less creditworthy tenants, which could limit our ability to make distributions and reduce our stockholders’ overall investment return.

We rely on our sponsors and the executive officers and other key real estate professionals at our Advisor and Sub-advisor to identify suitable investment opportunities for us, with our Sub-advisor having primary responsibility for identifying suitable investments for us on the behalf of our Advisor. Several of the other key real estate professionals of our Advisor and Sub-advisor are also the key real estate professionals at our sponsors and their other public and private programs. Many investment opportunities that are suitable for us may also be suitable for other programs sponsored by our sponsor. Generally, our Advisor and Sub-advisor will not pursue any opportunity to acquire any real estate properties or real estate-related loans and securities that are directly competitive with our investment strategies, unless and until the opportunity is first presented to us. An important exception to this general rule is that Phillips Edison — ARC Shopping Center REIT Inc., or PE-ARC, a non-traded REIT which is co-sponsored by our sponsors and invests in the same or similar types of assets in which we invest, will first be offered any such opportunity. The opportunity will then be presented to us upon PE-ARC's refusal. Thus, the executive officers and real estate professionals of the Advisor and Sub-advisor could direct attractive investment opportunities to other entities or investors. Such events could result in us investing in properties that provide less attractive returns, which may reduce our ability to make distributions.

We and other programs sponsored by our sponsors also rely on these real estate professionals to supervise the property management and leasing of properties. If our Advisor or Sub-advisor directs creditworthy prospective tenants to properties owned by another program sponsored by our sponsors when they could direct such tenants to our properties, our tenant base may have more inherent risk than might otherwise be the case. Further, our executive officers and key real estate professionals are not prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments.

Our sponsors co-sponsor another non-traded REIT, PE-ARC, which invests in the same or similar types of assets in which we invest. During the PE-ARC investment period, PE-ARC will first be offered investment opportunities that are consistent with both our and PE-ARC's investment policies, and then the opportunity will be presented to us upon PE-ARC’s refusal, meaning we could invest in less attractive assets and face delays in locating suitable investments, which could limit our ability to make distributions and reduce our stockholders’ overall investment return.

Our sponsors are obligated to present PE-ARC with any investment opportunity until the equity raised by PE-ARC during its offering period has been allocated to the funding of investments. During this time, we may only pursue an investment opportunity after PE-ARC’s refusal. Once PE-ARC has committed the equity raised during its offering period, our sponsors will submit opportunities on a rotational basis to us and PE-ARC on the terms contained in the Investment Allocation Agreement that was entered into between us and PE-ARC on November 25, 2013. PE-ARC’s refusal right could result in us purchasing less attractive investment opportunities with less attractive returns, and could delay our ability to locate suitable investments, which may reduce our ability to make distributions.

Our Advisor Entities and their affiliates face conflicts of interest relating to the incentive fee structure, which could result in actions that are not necessarily in the long-term best interests of our stockholders.

Under our advisory agreement and the limited partnership agreement of our operating partnership, or the partnership agreement, our special limited partner and its affiliates will be entitled to fees, distributions and other amounts that are structured in a manner intended to provide incentives to our Advisor Entities to perform in our best interests and in the best interests of our stockholders. However, because our Advisor Entities do not maintain a significant equity interest in us and are entitled to receive substantial minimum compensation regardless of performance, their interests are not wholly aligned with those of our stockholders. In that regard, our Advisor Entities could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our special limited partner to fees. In addition, our special limited partner and its affiliates’ entitlement to fees and distributions upon the sale of our assets and to participate in sale proceeds could result in our Advisor Entities recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle the Advisor and Sub-advisor and their affiliates to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest. The partnership agreement will require us to pay a performance-based termination distribution to our Advisor Entities if we terminate the advisory agreement prior to the listing of our shares for trading on an exchange or, absent such listing, in respect of its participation in net sales proceeds. To avoid paying this fee, our independent directors may decide against terminating the advisory agreement prior to our listing of our shares or disposition of our investments even if, but for the termination distribution, termination of the advisory agreement would be in our best interest. In addition, the requirement to pay the distribution to our special limited partner at termination could cause us to make different investment or disposition decisions than we would otherwise make, in order to satisfy our obligation to pay the distribution to the terminated advisor. Moreover, our Advisor Entities will have the right to terminate the advisory agreement upon a change of control of our company and thereby trigger the payment of the termination distribution, which could have the effect of delaying, deferring or preventing the change of control. In addition, our special limited partner will be entitled to an annual subordinated performance fee for any year in which our total return on stockholders’ capital exceeds 6.0% per annum. Our special limited partner will be entitled to 15.0% of the amount in excess of such 6.0% per annum, provided that the amount paid to the special limited partner does not exceed 10.0% of the aggregate total return for such year. Such distributions may be paid from any source, including offering proceeds, DRIP proceeds, financing proceeds and cash flows, and any payment of distributions from sources other than cash flows could result in the dilution of your interests. For a more detailed discussion of the fees payable to the Advisor Entities and their affiliates in connection with our ongoing public offering and in connection with the management of our company, see Note 7 to the consolidated financial statements.

Our Advisor and Sub-advisor will face conflicts of interest relating to joint ventures that we may form with affiliates of our sponsors, which conflicts could result in a disproportionate benefit to the other venture partners at our expense.

If approved by a majority of our board of directors, including a majority of our independent directors not otherwise interested in the transaction, and as permitted under the best practices guidelines on affiliated transaction adopted by our board of directors, we may enter into joint venture agreements with other sponsor-affiliated programs or entities for the acquisition, development or improvement of properties or other investments. All of our executive officers, some of our directors and the key real estate professionals assembled by our Advisor and Sub-advisor are also executive officers, directors, the spouse of a director, managers, key professionals or holders of a direct or indirect controlling interest in our Advisor, our Sub-advisor, our Dealer Manager or other sponsor-affiliated entities. These persons will face conflicts of interest in determining which sponsor-affiliated program should enter into any particular joint venture agreement. These persons may also face a conflict in structuring the terms of the relationship between our interests and the interests of the sponsor-affiliated co-venturer and in managing the joint venture. Any joint venture agreement or transaction between us and a sponsor-affiliated co-venturer will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. The sponsor-affiliated co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. These co-venturers may thus benefit to our and your detriment.

Our sponsors, our officers, our Advisor, our Sub-advisor and the real estate and other professionals assembled by our Advisor and Sub-advisor face competing demands relating to their time, and this may cause our operations and our stockholders’ investments to suffer.

We rely on our Sub-advisor, acting on behalf of our Advisor, for the day-to-day operation of our business. In addition, our Sub-advisor has the primary responsibility for the selection of our investments on behalf of our Advisor. Our Advisor and Sub-advisor work jointly to make major decisions affecting us, all under the direction of our board of directors. Our Advisor and Sub-advisor rely on our sponsors and their respective affiliates to conduct our business. Messrs. Phillips and Edison are principals of our Phillips Edison sponsor and the affiliates that manage the assets of the other Phillips Edison-sponsored programs. Similarly, our individual AR Capital sponsors are key executives in other AR Capital-sponsored programs. As a result of their interests in other programs sponsored by our sponsors, their obligations to other investors and the fact that they engage in and they will continue to engage in other business activities, these individuals will continue to face conflicts of interest in allocating their time among us and other programs sponsored by our sponsors and other business activities in which they are involved. The officers of our Sub-advisor devote a substantial portion of their time to PE-ARC which, as of December 31, 2013, had acquired interests in 83 properties for approximately $1.22 billion and raised $1.74 billion in aggregate gross proceeds in its initial public offering. Until PE-ARC’s equity raised during its offering period is substantially invested or committed for investment, PE-ARC will have a right of first refusal over the assets which we intend to acquire. After this time, PE-ARC will continue to acquire assets similar to the assets which we intend to acquire, and our officers will have to allocate their time and resources to acquiring assets for PE-ARC while we are raising capital and seeking to acquire properties. Should our Advisor or Sub-advisor breach its fiduciary duties to us by inappropriately devoting insufficient time or resources to our business, the returns on our investments, and the value of our stockholders’ investments, may decline.

All of our executive officers, some of our directors and the key real estate and other professionals assembled by our Advisor, Sub-advisor and Dealer Manager face conflicts of interest related to their positions or interests in affiliates of our sponsors, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.

All of our executive officers, some of our directors and the key real estate and other professionals assembled by our Advisor, Sub-advisor and Dealer Manager are also executive officers, directors, the spouse of a director, managers, key professionals or holders of direct or indirect controlling interests in our Advisor, the Sub-advisor, our Dealer Manager or other sponsor-affiliated entities. Through our AR Capital sponsor’s affiliates, some of these persons work on behalf of programs sponsored by our AR Capital sponsor that are currently raising capital publicly. Through our Phillips Edison sponsor’s affiliates, some of these persons work on behalf of other public and private programs sponsored by our Phillips Edison sponsor. As a result, they have loyalties to each of these entities, which loyalties could conflict with the fiduciary duties they owe to us and could result in action or inaction detrimental to our business. Conflicts with our business and interests are most likely to arise from (a) allocation of new investments and management time and services between us and the other entities, (b) our purchase of properties from, or sale of properties to, affiliated entities, (c) development of our properties by affiliates, (d) investments with affiliates of our Advisor or Sub-advisor, (e) compensation to our Advisor or Sub-advisor, and (f) our relationship with our Advisor, Sub-advisor, Dealer Manager and Property Manager. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

Risks Related to Our Offering and Our Corporate Structure

The offering price of our shares was not established in reliance on a valuation of our assets and liabilities; the actual value of your investment may be substantially less than what you paid. We may use the most recent price paid to acquire a share in our initial public or a follow-on public offering as the estimated value of our shares until we have completed our offering stage. Even when the Advisor begins to use other valuation methods to estimate the value of our shares, the value of our shares will be based upon a number of assumptions that may not be accurate or complete.

We established the offering price of our shares on an arbitrary basis. The selling price was not based on the relationship to our book or asset values or to any other established criteria for valuing shares. Because the offering price is not based upon any valuation (independent or otherwise), the offering price is likely to be higher than the proceeds that you would receive upon liquidation or a resale of your shares if they were to be listed on an exchange or actively traded by broker-dealers, especially in light of the upfront fees that we pay in connection with the issuance of our shares.

To assist FINRA members and their associated persons that participate in this offering, pursuant to FINRA Rule 2310, we disclose in each annual report distributed to stockholders a per share estimated value of our shares, the method by which it was developed, and the date of the data used to develop the estimated value. For this purpose, the Advisor estimated the value of our common shares as $25.00 per share as of December 31, 2013. The basis for this valuation is the fact that the offering price of our shares of common stock in our initial public offering is $25.00 per share (ignoring purchase price discounts for certain categories of purchasers). The Advisor has indicated that it intends to use the most recent price paid to acquire a share in our initial public offering (ignoring purchase price discounts for certain categories of purchasers) or a follow-on public offering as its estimated per share value of our shares until we have completed our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities – whether through our initial public offering or follow-on public offerings – and have not done so for 18 months. If our board of directors determines that it is in our best interest, we may conduct follow on offerings upon the termination of our initial public offering. Our charter does not restrict our ability to conduct offerings in the future. (For purposes of this definition, we do not consider a “public equity offering” to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in the Operating Partnership.)

Although this initial estimated value represents the most recent price at which most investors are willing to purchase shares in our initial public offering, this reported value is likely to differ from the price that a stockholder would receive in the near term upon a resale of his or her shares or upon a liquidation of the our assets because (i) there is no public trading market for the shares at this time; (ii) the $25.00 primary offering price involves the payment of underwriting compensation and other directed selling efforts, which payments and efforts are likely to produce a higher sale price than could otherwise be obtained; (iii) estimated value does not reflect, and is not derived from, the fair market value of our assets because the amount of proceeds available for investment from our primary public offering is net of selling commissions, dealer manager fees, other organization and offering costs and acquisition fees and expenses; (iv) the estimated value does not take into account how market fluctuations affect the value of our investments, including how disruptions in the financial and real estate markets may affect the values of our investments; and (v) the estimated value does not take into account how developments related to individual assets may have increased or decreased the value of our portfolio.

When determining the estimated value of our shares by methods other than the last price paid to acquire a share in an offering, the Advisor, or another firm we choose for that purpose, will estimate the value of our shares based upon a number of assumptions that may not be accurate or complete. Accordingly, these estimates may or may not be an accurate reflection of the fair market value of our investments and will not likely represent the amount of net proceeds that would result from an immediate sale of our assets.

We may repurchase shares at per share prices that exceed the net proceeds per share from our initial share offering which may dilute our remaining stockholders.

Under our share repurchase program, shares may be repurchased at varying prices depending on (a) the number of years the shares have been held, (b) the purchase price paid for the shares, (c) whether the redemptions are sought upon a stockholder’s death, qualifying disability or determination of incompetence and (d) whether we are repurchasing at per share NAV. The maximum price that may be paid under the program is $25.00 per share prior to the NAV pricing date, or per share NAV commencing on the NAV pricing date, which could exceed $25.00 per share. The initial per share purchase price of our shares, less commissions and organization and offering expenses, could be less than the price at which we repurchase shares from a stockholder. Thus, if we repurchase shares of our common stock at a price of $25.00 per share, for example, such repurchase price would be at a price exceeding the net per share proceeds we invest in assets, diluting our remaining investors.

The limit on the number of shares a person may own may discourage a takeover that could otherwise result in a premium price to our stockholders.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 9.8% in value of the aggregate of our outstanding shares of stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock.

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of common stockholders or discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.

Our charter permits our board of directors to issue up to 1,010,000,000 shares of stock. In addition, our board of directors, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our board of directors may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock.

Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired and may limit your ability to exit the investment.

Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•	any person who beneficially owns 10% or more of the voting power of the corporation’s outstanding voting stock; or

•
an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding stock of the corporation.

A person is not an interested stockholder under the statute if our board of directors approved in advance the transaction by which he or she otherwise would have become an interested stockholder. However, in approving a transaction, our board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by our board of directors.

After the five-year prohibition, any business combination between the Maryland corporation and an interested stockholder generally must be recommended by our board of directors of the corporation and approved by the affirmative vote of at least:

•	80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation; and

•
two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

These super-majority vote requirements do not apply if the corporation’s common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The business combination statute permits various exemptions from its provisions, including business combinations that are exempted by our board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has exempted any business combination involving our Advisor or any affiliate of our Advisor. Consequently, the five-year prohibition and the super-majority vote requirements will not apply to business combinations between us and our Advisor or any affiliate of our Advisor. As a result, our Advisor and any affiliate of our Advisor may be able to enter into business combinations with us that may not be in the best interest of our stockholders, without compliance with the super-majority vote requirements and the other provisions of the statute. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

Maryland law limits the ability of a third-party to buy a large stake in us and exercise voting power in electing directors, which may discourage a takeover that could otherwise result in a premium price to our stockholders.

The Maryland Control Share Acquisition Act provides that “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A “control share acquisition” means, subject to certain exceptions, the acquisition of issued and outstanding control shares. The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction, or (b) to acquisitions approved or exempted by the charter or bylaws of the corporation. Our bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions of our stock by any person. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

Our stockholders have limited voting rights under our charter and Maryland law.

Pursuant to Maryland law and our charter, our stockholders are entitled to vote only on the following matters without concurrence of the board: (a) election or removal of directors; (b) amendment of the charter, as provided in Article XIII of the charter; (c) dissolution of us; and (d) to the extent required under Maryland law, merger or consolidation of us or the sale or other disposition of all or substantially all of our assets. With respect to all other matters, our board of directors must first adopt a resolution declaring that a proposed action is advisable and direct that such matter be submitted to our stockholders for approval or ratification. These limitations on voting rights may limit our stockholders’ ability to influence decisions regarding our business.

You are limited in your ability to sell your shares pursuant to our share repurchase program and may have to hold your shares for an indefinite period of time.

Our board of directors may amend the terms of our share repurchase program without stockholder approval. Our board of directors also is free to suspend or terminate the program upon 30 days’ notice or to reject any request for repurchase. In addition, the share repurchase program includes numerous restrictions that would limit your ability to sell your shares. Once our shares are transferred for value by a stockholder, the transferee and all subsequent holders of the shares are not eligible to participate in the share repurchase program. Prior to the time our Sub-advisor begins calculating NAV, unless waived by our board of directors, you must have held your shares for at least one year in order to participate in our share repurchase program. Prior to the time our Sub-advisor begins calculating NAV, subject to funds being available, the purchase price for shares repurchased under our share repurchase program will be as set forth below (unless such repurchase is in connection with a stockholder’s death or disability): (a) for stockholders who have continuously held their shares of our common stock for at least one year, the price will be the lower of $23.13 and 92.5% of the amount paid for each such share; (b) for stockholders who have continuously held their shares of our common stock for at least two years, the price will be the lower of $23.75 and 95.0% of the amount paid for each such share; (c) for stockholders who have continuously held their shares of our common stock for at least three years, the price will be the lower of $24.38 and 97.5% of the amount paid for each such share; and (d) for stockholders who have continuously held their shares of our common stock for at least four years, the price will be the lower of $25.00 and 100.0% of the amount you paid for each share (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). These limits might prevent us from accommodating all repurchase requests made in any year. These restrictions severely limit your ability to sell your shares should you require liquidity, and limit your ability to recover the value you invested or the fair market value of your shares.

Our stockholders’ interests in us will be diluted if we issue additional shares, which could reduce the overall value of our stockholders’ investment.

Our common stockholders do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 1,010,000,000 shares of capital stock, of which 1,000,000,000 shares are classified as common stock and 10,000,000 shares are classified as preferred stock. Our board may elect to (1) sell additional shares in this or future public offerings, (2) issue equity interests in private offerings, (3) issue share-based awards to our independent directors or to our officers or employees or to the officers or employees of our Advisor or Sub-advisor or any of their affiliates, (4) issue shares to our Advisor or Sub-advisor, or its successors or assigns, in payment of an outstanding fee obligation or (5) issue shares of our common stock to sellers of properties or assets we acquire in connection with an exchange of limited partnership interests of the Operating Partnership. To the extent we issue additional equity interests, our stockholders’ percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our real estate investments, our investors may also experience dilution in the book value and fair value of their shares.

Payment of fees to our Advisor, our Sub-advisor and their respective affiliates reduces cash available for investment and distribution and increases the risk that our stockholders will not be able to recover the amount of their investment in our shares.

Our Advisor, our Sub-advisor and their respective affiliates perform services for us in connection with the sale of shares in this offering, the selection and acquisition of our investments, the management and leasing of our properties and the administration of our other investments. We pay them substantial fees for these services, which results in immediate dilution to the value of our stockholders’ investments and reduces the amount of cash available for investment or distribution to stockholders. Depending primarily upon the number of shares we sell in this offering and assuming a $25.00 purchase price for shares sold in the primary offering (not accounting for shares sold under the DRIP) we estimate that approximately 86.5% of the gross proceeds will be available to make investments in real estate properties and other real estate-related loans and securities. We will use the remainder of the offering proceeds to pay the costs of the offering, including selling commissions and the dealer manager fee, and to pay a fee to our Advisor Entities for its services in connection with the selection, acquisition and financing of properties, and possibly to repurchase shares of our common stock under our share repurchase program if our board of directors determines it is appropriate and there are insufficient DRIP proceeds for this purpose. These substantial fees and other payments also increase the risk that our stockholders will not be able to resell their shares at a profit, even if our shares are listed on a national securities exchange.

General Risks Related to Investments in Real Estate

Our operating results will be affected by economic and regulatory changes that have an adverse impact on the real estate market in general, and we cannot assure you that we will be profitable or that we will realize growth in the value of our real estate properties.

Our operating results are subject to risks generally incident to the ownership of real estate, including:
•      changes in general economic or local conditions;
•      changes in supply of or demand for similar or competing properties in an area;
•      changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;
•      changes in tax, real estate, environmental and zoning laws; and

•	periods of high interest rates and tight money supply.

These and other reasons may prevent us from being profitable or from realizing growth or maintaining the value of our real estate properties.

We depend on our tenants for revenue, and, accordingly, our revenue and our ability to make distributions to our stockholders is dependent upon the success and economic viability of our tenants.

We depend upon tenants for revenue. Rising vacancies across commercial real estate have resulted in increased pressure on real estate investors and their property managers to find new tenants and keep existing tenants. A property may incur vacancies either by the expiration of a tenant lease, the continued default of a tenant under its lease or the early termination of a lease by a tenant. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash available to distribute to stockholders. In order to maintain tenants, we may have to offer inducements, such as free rent and tenant improvements, to compete for attractive tenants. In addition, if we are unable to attract additional or replacement tenants, the resale value of the property could be diminished, even below our cost to acquire the property, because the market value of a particular property depends principally upon the value of the cash flow generated by the leases associated with that property. Such a reduction on the resale value of a property could also reduce the value of our stockholders’ investments.

Retail conditions may adversely affect our income and our ability to make distributions to you.

A retail property’s revenues and value may be adversely affected by a number of factors, many of which apply to real estate investment generally, but which also include trends in the retail industry and perceptions by retailers or shoppers of the safety, convenience and attractiveness of the retail property. Our properties will be located in public places such as shopping centers and malls, and any incidents of crime or violence would result in a reduction of business traffic to tenant stores in our properties. Any such incidents may also expose us to civil liability. In addition, to the extent that the investing public has a negative perception of the retail sector, the value of our common stock may be negatively impacted.

Some of our leases may provide for base rent plus contractual base rent increases. A number of our retail leases also may include a percentage rent clause for additional rent above the base amount based upon a specified percentage of the sales our tenants generate. Under those leases which contain percentage rent clauses, our revenue from tenants may increase as the sales of our tenants increase. Generally, retailers face declining revenues during downturns in the economy. As a result, the portion of our revenue which we may derive from percentage rent leases could be adversely affected by a general economic downturn.

Our revenue will be affected by the success and economic viability of our anchor retail tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space and adversely affect the returns on our stockholders’ investments.

In the retail sector, a tenant occupying all or a large portion of the gross leasable area of a retail center, commonly referred to as an anchor tenant, may become insolvent, may suffer a downturn in business, may decide not to renew its lease, or may decide to cease its operations at the retail center but continue to pay rent. Any of these events could result in a reduction or cessation in rental payments to us and could adversely affect our financial condition. A lease termination or cessation of operations by an anchor tenant could result in lease terminations or reductions in rent by other tenants whose leases may permit cancellation or rent reduction if another tenant terminates its lease or ceases its operations at that shopping center. In such event, we may be unable to re-lease the vacated space. Similarly, the leases of some anchor tenants may permit the anchor tenant to transfer its lease to another retailer. The transfer to a new anchor tenant could cause customer traffic in the retail center to decrease and thereby reduce the income generated by that retail center. A lease transfer to a new anchor tenant could also allow other tenants to make reduced rental payments or to terminate their leases. In the event that we are unable to re-lease the vacated space to a new anchor tenant, we may incur additional expenses in order to re-model the space to be able to re-lease the space to more than one tenant.

If we are unable to obtain funding for future capital needs, cash distributions to our stockholders and the value of our investments could decline.

When tenants do not renew their leases or otherwise vacate their space, we will often need to expend substantial funds for improvements to the vacated space in order to attract replacement tenants. Even when tenants do renew their leases, we may agree to make improvements to their space as part of our negotiation. If we need additional capital in the future to improve or maintain our properties or for any other reason, we may have to obtain financing from sources, beyond our funds from operations, such as borrowings or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both, which would limit our ability to make distributions to our stockholders and could reduce the value of your investment.

The economic downturn and weak recovery in the United States has had, and may continue to have, an adverse impact on the retail industry generally. Slow or negative growth in the retail industry could result in defaults by retail tenants, which could have an adverse impact on our financial operations.

The economic downturn and weak recovery in the United States has had an adverse impact on the retail industry generally. As a result, the retail industry is facing reductions in sales revenues and increased bankruptcies throughout the United States. The continuation of adverse economic conditions may result in an increase in distressed or bankrupt retail companies, which in turn would result in an increase in defaults by tenants at our commercial properties. Additionally, slow economic growth is likely to hinder new entrants into the retail market which may make it difficult for us to fully lease the real properties that we plan to acquire. Tenant defaults and decreased demand for retail space would have an adverse impact on the value of the retail properties that we plan to acquire and our results of operations. If real property or other real estate related asset values decline after we acquire them, we may have a difficult time making new acquisitions or generating returns on your investment.

We anticipate that our properties will consist primarily of retail properties. Our performance, therefore, is linked to the market for retail space generally and a downturn in the retail market could have an adverse effect on the value of your investment.

The market for retail space has been and could be adversely affected by weaknesses in the national, regional and local economies, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, excess amounts of retail space in a number of markets and competition for tenants with other shopping centers in our markets. Customer traffic to these shopping areas may be adversely affected by the closing of stores in the same shopping center, or by a reduction in traffic to these stores resulting from a regional economic downturn, a general downturn in the local area where our store is located, or a decline in the desirability of the shopping environment of a particular shopping center. A reduction in customer traffic could have a material adverse effect on our business, financial condition and results of operations.

A high concentration of our properties in a particular geographic area, with tenants in a similar industry, or a large number of tenants that are affiliated with a single company, would magnify the effects of downturns in that geographic area, industry, or company and have a disproportionate adverse effect on the value of our investments.

In the event that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately affects that geographic area would have a magnified adverse effect on our portfolio. Similarly, if tenants of our properties are concentrated in a certain industry or retail category or if we have a large number of tenants that are affiliated with a single company, any adverse effect to that industry, retail category or company generally would have a disproportionately adverse effect on our portfolio.

Competition with other retail channels may reduce our profitability and the return on your investment.

Our retail tenants will face potentially changing consumer preferences and increasing competition from other forms of retailing, such as discount shopping centers, outlet centers, upscale neighborhood strip centers, catalogues and other forms of direct marketing, discount shopping clubs, internet websites and telemarketing. Other retail centers within the market area of our properties will compete with our properties for customers, affecting their tenants’ cash flows and thus affecting their ability to pay rent. In addition, some of our tenants’ rent payments may be based on the amount of sales revenue that they generate. If these tenants experience competition, the amount of their rent may decrease, and our cash flow will decrease.

If we enter into long-term leases with retail tenants, those leases may not result in fair value over time, which could adversely affect our revenues and ability to make distributions.

Long-term leases do not allow for significant changes in rental payments and do not expire in the near term. If we do not accurately judge the potential for increases in market rental rates when negotiating these long-term leases, significant increases in future property operating costs could result in receiving less than fair value from these leases. These circumstances would adversely affect our revenues and funds available for distribution.

The bankruptcy or insolvency of a major tenant may adversely impact our operations and our ability to pay distributions to stockholders.

The bankruptcy or insolvency of a significant tenant or a number of smaller tenants may have an adverse impact on financial condition and our ability to pay distributions to our stockholders. Generally, under bankruptcy law, a debtor tenant has 120 days to exercise the option of assuming or rejecting the obligations under any unexpired lease for nonresidential real property, which period may be extended once by the bankruptcy court. If the tenant assumes its lease, the tenant must cure all defaults under the lease and may be required to provide adequate assurance of its future performance under the lease. If the tenant rejects the lease, we will have a claim against the tenant’s bankruptcy estate. Although rent owing for the period between filing for bankruptcy and rejection of the lease may be afforded administrative expense priority and paid in full, pre-bankruptcy arrears and amounts owing under the remaining term of the lease will be afforded general unsecured claim status (absent collateral securing the claim). Moreover, amounts owing under the remaining term of the lease will be capped. Other than equity and subordinated claims, general unsecured claims are the last claims paid in a bankruptcy, and therefore funds may not be available to pay such claims in full.

Competition with third parties in acquiring properties and other investments may reduce our profitability and the return on your investment.

We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships, and other entities engaged in real estate investment activities, many of which have greater resources than we do. Larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. Any such increase would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties and other investments, our profitability will be reduced, and you may experience a lower return on your investment.

Properties that have significant vacancies could be difficult to sell, which could diminish the return on these properties.

A property may incur vacancies either by the expiration of a tenant lease, the continued default of a tenant under its lease or the early termination of a lease by a tenant. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash available to distribute to stockholders. In addition, the resale value of the property could be diminished because the market value of a particular property depends principally upon the value of the cash flow generated by the leases associated with that property. Such a reduction on the resale value of a property could also reduce the value of our stockholders’ investments.

We may be unable to adjust our portfolio in response to changes in economic or other conditions or sell a property if or when we decide to do so, limiting our ability to pay cash distributions to our stockholders.

Many factors that are beyond our control affect the real estate market and could affect our ability to sell properties for the price, on the terms or within the time frame that we desire. These factors include general economic conditions, the availability of financing, interest rates and other factors, including supply and demand. Because real estate investments are relatively illiquid, we have a limited ability to vary our portfolio in response to changes in economic or other conditions. Further, before we can sell a property on the terms we want, it may be necessary to expend funds to correct defects or to make improvements. However, we can give no assurance that we will have the funds available to correct such defects or to make such improvements. We may be unable to sell our properties at a profit. Our inability to sell properties at the time and on the terms we want could reduce our cash flow and limit our ability to make distributions to our stockholders and could reduce the value of our stockholders’ investments. Moreover, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Our inability to sell a property when we desire to do so may cause us to reduce our selling price for the property. Any delay in our receipt of proceeds, or diminishment of proceeds, from the sale of a property could adversely impact our ability to pay distributions to our stockholders.

We may acquire or finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties, which could have an adverse effect on your investment.

Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties. These provisions would affect our ability to turn our investments into cash and thus affect cash available for distributions to you. Lock out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could impair our ability to take other actions during the lock-out period that could be in the best interests of our stockholders and, therefore, may have an adverse impact on the value of the shares, relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.

Potential development and construction delays and resultant increased costs and risks may hinder our operating results and decrease our net income.

We may from time to time acquire unimproved real property or properties that are under development or construction. Investments in such properties are subject to the uncertainties associated with the development and construction of real property, including those related to re-zoning land for development, environmental concerns of governmental entities or community groups and our builders’ ability to build in conformity with plans, specifications, budgeted costs and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completing construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a purchase price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and the return on our investment could suffer.

If we contract with a development company for newly developed property, our earnest money deposit made to the development company may not be fully refunded.

We may enter into one or more contracts, either directly or indirectly through joint ventures with affiliates or others, to acquire real property from a development company that is engaged in construction and development of commercial real properties. Properties acquired from a development company may be either existing income-producing properties, properties to be developed or properties under development. We anticipate that we will be obligated to pay a substantial earnest money deposit at the time of contracting to acquire such properties. In the case of properties to be developed by a development company, we anticipate that we will be required to close the purchase of the property upon completion of the development of the property. At the time of contracting and the payment of the earnest money deposit by us, the development company typically will not have acquired title to any real property. Typically, the development company will only have a contract to acquire land, a development agreement to develop a building on the land and an agreement with one or more tenants to lease all or part of the property upon its completion. We may enter into such a contract with the development company even if at the time we enter into the contract we have not yet raised sufficient proceeds in our offering to enable us to close the purchase of such property. However, we may not be required to close a purchase from the development company, and may be entitled to a refund of our earnest money, in the following circumstances:
•      the development company fails to develop the property;
•      all or a specified portion of the pre-leased tenants fail to take possession under their leases for any reason; or
•      we are unable to raise sufficient proceeds from our offering to pay the purchase price at closing.

The obligation of the development company to refund our earnest money will be unsecured, and we may not be able to obtain a refund of such earnest money deposit from it under these circumstances since the development company may be an entity without substantial assets or operations.

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of co-venturers and disputes between us and our co-venturers.

We may enter into joint ventures, partnerships and other co-ownership arrangements (including preferred equity investments) for the purpose of making investments. In such event, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their required capital contributions. Co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the co-venturer would have full control over the joint venture. Disputes between us and co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with co-venturers might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our co-venturers.

We may obtain only limited warranties when we purchase a property and would have only limited recourse if our due diligence did not identify any issues that lower the value of our property, which could adversely affect our financial condition and ability to make distributions to you.

The seller of a property often sells such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all of our invested capital in the property, as well as the loss of rental income from that property.

Covenants, conditions and restrictions may restrict our ability to operate a property, which may adversely affect our operating costs and reduce the amount of funds available to pay distributions to you.

Some of our properties may be contiguous to other parcels of real property, comprising part of the same commercial center. In connection with such properties, there are significant covenants, conditions and restrictions, or CC&Rs, restricting the operation of such properties and any improvements on such properties, and related to granting easements on such properties. Moreover, the operation and management of the contiguous properties may impact such properties. Compliance with CC&Rs may adversely affect our operating costs and reduce the amount of funds that we have available to pay distributions.

If we set aside insufficient capital reserves, we may be required to defer necessary capital improvements.

If we do not have enough reserves for capital to supply needed funds for capital improvements throughout the life of the investment in a property and there is insufficient cash available from our operations, we may be required to defer necessary improvements to a property, which may cause that property to suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased cash flow as a result of fewer potential tenants being attracted to the property. If this happens, we may not be able to maintain projected rental rates for affected properties, and our results of operations may be negatively impacted.

Our operating expenses may increase in the future and, to the extent such increases cannot be passed on to tenants, our cash flow and our operating results would decrease.

Operating expenses, such as expenses for fuel, utilities, labor and insurance, are not fixed and may increase in the future. There is no guarantee that we will be able to pass such increases on to our tenants. To the extent such increases cannot be passed on to tenants, any such increase would cause our cash flow and our operating results to decrease.

Our real properties are subject to property taxes that may increase in the future, which could adversely affect our cash flow.

Our real properties are subject to real property taxes that may increase as tax rates change and as the real properties are assessed or reassessed by taxing authorities. We anticipate that certain of our leases will generally provide that the property taxes, or increases therein, are charged to the lessees as an expense related to the real properties that they occupy, while other leases will generally provide that we are responsible for such taxes. In any case, as the owner of the properties, we are ultimately responsible for payment of the taxes to the applicable government authorities. If real property taxes increase, our tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes even if otherwise stated under the terms of the lease. If we fail to pay any such taxes, the applicable taxing authority may place a lien on the real property and the real property may be subject to a tax sale. In addition, we are generally responsible for real property taxes related to any vacant space.

Uninsured losses relating to real property or excessively expensive premiums for insurance coverage could reduce our cash flows and the return on our stockholders’ investments.

There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase coverage against terrorism as a condition for providing mortgage loans. Such insurance policies may not be available at reasonable costs, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate, or any, coverage for such losses. Changes in the cost or availability of insurance could expose us to uninsured casualty losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss, which may reduce the value of our stockholders’ investments. In addition, other than any working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to stockholders. The Terrorism Risk Insurance Act of 2002 is designed for a sharing of terrorism losses between insurance companies and the federal government.

Terrorist attacks and other acts of violence or war may affect the markets in which we plan to operate, which could delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.

Terrorist attacks or armed conflicts may directly impact the value of our properties through damage, destruction, loss or increased security costs. We expect that we may invest in major metropolitan areas. We may not be able to obtain insurance against the risk of terrorism because it may not be available or may not be available on terms that are economically feasible. The terrorism insurance that we obtain may not be sufficient to cover loss for damages to our properties as a result of terrorist attacks. The inability to obtain sufficient terrorism insurance or any terrorism insurance at all could limit our investment options as some mortgage lenders have begun to insist that specific coverage against terrorism be purchased by commercial owners as a condition of providing loans.

Costs of complying with governmental laws and regulations related to environmental protection and human health and safety may reduce our net income and the cash available for distributions to our stockholders.

Real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to protection of the environment and human health. We could be subject to liability in the form of fines, penalties or damages for noncompliance with these laws and regulations. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, the remediation of contamination associated with the release or disposal of solid and hazardous materials, the presence of toxic building materials, and other health and safety-related concerns.

Some of these laws and regulations may impose joint and several liability on the tenants, owners or operators of real property for the costs to investigate or remediate contaminated properties, regardless of fault, whether the contamination occurred prior to purchase, or whether the acts causing the contamination were legal. Our tenants’ operations, the condition of properties at the time we buy them, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties.

The presence of hazardous substances, or the failure to properly manage or remediate these substances, may hinder our ability to sell, rent or pledge such property as collateral for future borrowings. Environmental laws also may impose liens on property or restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Any material expenditures, fines, penalties, or damages we must pay will reduce our ability to make distributions and may reduce the value of our stockholders’ investments.

The costs of defending against claims of environmental liability or of paying personal injury claims could reduce the amounts available for distribution to our stockholders.

Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials and lead-based paint. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances. The costs of defending against claims of environmental liability or of paying personal injury claims could reduce the amounts available for distribution to our stockholders.

Costs associated with complying with the Americans with Disabilities Act of 1990 may decrease cash available for distributions.

Our properties may be subject to the Americans with Disabilities Act of 1990, as amended, or the Disabilities Act. Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We will attempt to acquire properties that comply with the Disabilities Act or place the burden on the seller or other third party, such as a tenant, to ensure compliance with the Disabilities Act. We cannot assure our stockholders that we will be able to acquire properties or allocate responsibilities in this manner. Any of our funds used for Disabilities Act compliance will reduce our net income and the amount of cash available for distributions to our stockholders.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.

We intend to diversify our cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities. However, the Federal Deposit Insurance Corporation, or FDIC, only insures amounts up to $250,000 per depositor per insured bank. We expect to have cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over $250,000. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of our stockholders’ investments.

Risks Related to Real Estate-Related Investments

Our investments in mortgage, mezzanine, bridge and other loans as well as our investments in mortgage-backed securities, collateralized debt obligations and other debt may be affected by unfavorable real estate market conditions, which could decrease the value of those assets and the return on your investment.

If we make or invest in mortgage, mezzanine or other real estate-related loans, we will be at risk of defaults by the borrowers on those loans. These defaults may be caused by many conditions beyond our control, including interest rate levels and local and other economic conditions affecting real estate values. We will not know whether the values of the properties ultimately securing our loans will remain at the levels existing on the dates of origination of those loans. If the values of the underlying properties drop, our risk will increase because of the lower value of the security associated with such loans. Our investments in mortgage-backed securities, collateralized debt obligations and other real estate-related debt will be similarly affected by real estate market conditions.

If we make or invest in mortgage, mezzanine, bridge or other real estate-related loans, our loans will be subject to interest rate fluctuations that will affect our returns as compared to market interest rates; accordingly, the value of your investment would be subject to fluctuations in interest rates.

If we make or invest in fixed-rate, long-term loans and interest rates rise, the loans could yield a return that is lower than then-current market rates. If interest rates decrease, we will be adversely affected to the extent that loans are prepaid because we may not be able to make new loans at the higher interest rate. If we invest in variable-rate loans and interest rates decrease, our revenues will also decrease. For these reasons, if we invest in mortgage, mezzanine, bridge or other real estate-related loans, our returns on those loans and the value of your investment will be subject to fluctuations in interest rates.

We have not established investment criteria limiting geographical concentration of our mortgage investments or requiring a minimum credit quality of borrowers.

We have not established any limit upon the geographic concentration of properties securing mortgage loans acquired or originated by us or the credit quality of borrowers of uninsured mortgage assets acquired or originated by us. As a result, properties securing our mortgage loans may be overly concentrated in certain geographic areas and the underlying borrowers of our uninsured mortgage assets may have low credit quality. We may experience losses due to geographic concentration or low credit quality.

Mortgage investments that are not United States government insured and non-investment-grade mortgage assets involve risk of loss.

We may originate and acquire uninsured and non-investment-grade mortgage loans and mortgage assets, including mezzanine loans, as part of our investment strategy. While holding these interests, we will be subject to risks of borrower defaults, bankruptcies, fraud and losses and special hazard losses that are not covered by standard hazard insurance. Also, the costs of financing the mortgage loans could exceed the return on the mortgage loans. In the event of any default under mortgage loans held by us, we will bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount of the mortgage loan. To the extent we suffer such losses with respect to our investments in mortgage loans, the value of our stockholders’ investments may be adversely affected.

We may invest in non-recourse loans, which will limit our recovery to the value of the mortgaged property.

Our mortgage loan assets may be non-recourse loans. With respect to our non-recourse mortgage loan assets, in the event of a borrower default, the specific mortgaged property and other assets, if any, pledged to secure the relevant mortgage loan, may be less than the amount owed under the mortgage loan. As to those mortgage loan assets that provide for recourse against the borrower and its assets generally, we cannot assure our stockholders that the recourse will provide a recovery in respect of a defaulted mortgage loan greater than the liquidation value of the mortgaged property securing that mortgage loan.

Interest rate fluctuations will affect the value of our mortgage assets, net income and common stock.

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Interest rate fluctuations can adversely affect our income in many ways and present a variety of risks including the risk of variances in the yield curve, a mismatch between asset yields and borrowing rates, and changing prepayment rates.

Variances in the yield curve may reduce our net income. The relationship between short-term and longer-term interest rates is often referred to as the “yield curve.” Short-term interest rates are ordinarily lower than longer-term interest rates. If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on our assets. Because our assets may bear interest based on longer-term rates than our borrowings, a flattening of the yield curve would tend to decrease our net income and the market value of our mortgage loan assets. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested in mortgage loans, the spread between the yields of the new investments and available borrowing rates may decline, which would likely decrease our net income. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve inversion), in which event our borrowing costs may exceed our interest income and we could incur operating losses.

Prepayment rates on our mortgage loans may adversely affect our yields.

The value of our mortgage loan assets may be affected by prepayment rates on investments. Prepayment rates are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, such prepayment rates cannot be predicted with certainty. To the extent we originate mortgage loans, we expect that such mortgage loans will have a measure of protection from prepayment in the form of prepayment lock-out periods or prepayment penalties. However, this protection may not be available with respect to investments that we acquire but do not originate. In periods of declining mortgage interest rates, prepayments on mortgages generally increase. If general interest rates decline as well, the proceeds of such prepayments received during such periods are likely to be reinvested by us in assets yielding less than the yields on the investments that were prepaid. In addition, the market value of mortgage investments may, because of the risk of prepayment, benefit less from declining interest rates than from other fixed-income securities. Conversely, in periods of rising interest rates, prepayments on mortgages generally decrease, in which case we would not have the prepayment proceeds available to invest in assets with higher yields. Under certain interest rate and prepayment scenarios we may fail to fully recoup our cost of acquisition of certain investments.

Before making any investment, we will consider the expected yield of the investment and the factors that may influence the yield actually obtained on such investment. These considerations will affect our decision whether to originate or purchase such an investment and the price offered for such an investment. No assurances can be given that we can make an accurate assessment of the yield to be produced by an investment. Many factors beyond our control are likely to influence the yield on the investments, including, but not limited to, competitive conditions in the local real estate market, local and general economic conditions and the quality of management of the underlying property. Our inability to accurately assess investment yields may result in our purchasing assets that do not perform as well as expected, which may adversely affect the value of our stockholders’ investments.

Volatility of values of mortgaged properties may adversely affect our mortgage loans.

Real estate property values and net operating income derived from real estate properties are subject to volatility and may be affected adversely by a number of factors, including the risk factors described herein relating to general economic conditions and owning real estate investments. In the event its net operating income decreases, a borrower may have difficulty paying our mortgage loan, which could result in losses to us. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our mortgage loans, which could also cause us to suffer losses.

Mezzanine loans involve greater risks of loss than senior loans secured by income producing properties.

We may make and acquire mezzanine loans. These types of mortgage loans are considered to involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property due to a variety of factors, including the loan being entirely unsecured or, if secured, becoming unsecured as a result of foreclosure by the senior lender. We may not recover some or all of our investment in these loans. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans resulting in less equity in the property and increasing the risk of loss of principal.

Our investments in subordinated loans and subordinated mortgage-backed securities may be subject to losses.

We may acquire or originate subordinated loans and invest in subordinated mortgage-backed securities. In the event a borrower defaults on a subordinated loan and lacks sufficient assets to satisfy our loan, we may suffer a loss of principal or interest. In the event a borrower declares bankruptcy, we may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. If a borrower defaults on our loan or on debt senior to our loan, or in the event of a borrower bankruptcy, our loan will be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill periods”), and control decisions made in bankruptcy proceedings relating to borrowers.

We may invest in collateralized mortgage-backed securities, which may increase our exposure to credit and interest rate risk.

We may invest in collateralized mortgage-backed securities, or CMBS, which may increase our exposure to credit and interest rate risk. We have not adopted, and do not expect to adopt, any formal policies or procedures designed to manage risks associated with our investments in CMBS. In this context, credit risk is the risk that borrowers will default on the mortgages underlying the CMBS. While we may invest in CMBS guaranteed by U.S. government agencies, such as the Government National Mortgage Association, or GNMA, or U.S. government sponsored enterprises, such as the Federal National Mortgage Association, or FNMA, or the Federal Home Loan Mortgage Corporation, or FHLMC, there is no guarantee that such will be available or continue to be guaranteed by the U.S. government. Interest rate risk occurs as prevailing market interest rates change relative to the current yield on the CMBS. For example, when interest rates fall, borrowers are more likely to prepay their existing mortgages to take advantage of the lower cost of financing. As prepayments occur, principal is returned to the holders of the CMBS sooner than expected, thereby lowering the effective yield on the investment. On the other hand, when interest rates rise, borrowers are more likely to maintain their existing mortgages. As a result, prepayments decrease, thereby extending the average maturity of the mortgages underlying the CMBS. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to pay distributions to you will be adversely affected.

Our investments in real estate related common equity securities will be subject to specific risks relating to the particular issuer of the securities and may be subject to the general risks of investing in subordinated real estate securities, which may result in losses to us.

We may make equity investments in other REITs and other real estate companies. If we make such investments, we will target a public company that owns commercial real estate or real estate-related assets when we believe its stock is trading at a discount to that company’s net asset value. We may eventually seek to acquire or gain a controlling interest in the companies that we target. We do not expect our non-controlling equity investments in other public companies to exceed 5% of the proceeds of this offering, assuming we sell the maximum offering amount, or to represent a substantial portion of our assets at any one time. Our investments in real estate-related common equity securities will involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related common equity securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related investments discussed herein.

Real estate-related common equity securities are generally unsecured and may also be subordinated to other obligations of the issuer. As a result, investments in real estate-related common equity securities are subject to risks of: (1) limited liquidity in the secondary trading market; (2) substantial market price volatility resulting from changes in prevailing interest rates; (3) subordination to the prior claims of banks and other senior lenders to the issuer; (4) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets; (5) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations; and (6) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding real estate-related common equity securities and the ability of the issuers thereof to make distribution payments.

Risks Associated with Debt Financing

We may incur mortgage indebtedness and other borrowings, which we have broad authority to incur, that may increase our business risks and decrease the value of your investment.

We expect that in most instances, we will acquire real properties by using either existing financing or borrowing new funds. In addition, we may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire additional real properties. We may also borrow if we need funds to satisfy the REIT tax qualification requirement that we generally distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT.

There is no limitation on the amount we may borrow against any single improved property. Under our charter, our borrowings may not exceed 300% of our total “net assets” (as defined in our charter) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if such excess is approved by a majority of the members of the Conflicts Committee and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is our intention to limit our borrowings to 45% of the aggregate fair market value of our assets (calculated after the close of our reasonable best efforts offering and once we have invested substantially all the proceeds therefrom). However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. We expect that during the period of the reasonable best efforts offering, we may seek independent director approval of borrowings in excess of these limitations since we will then be in the process of raising capital to acquire our portfolio. As a result, we expect that our debt levels will be higher until we have invested the capital from the reasonable best efforts offering. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of your investment.

If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on a property, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of your investment. For U.S. federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. In such event, we may be unable to pay the amount of distributions required in order to maintain our REIT status. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected which could result in our losing our REIT status and would result in a decrease in the value of your investment.

The current state of debt markets could have a material adverse impact on our earnings and financial condition.

The domestic and international commercial real estate debt markets are currently experiencing volatility as a result of certain factors including the tightening of underwriting standards by lenders and credit rating agencies. This is resulting in lenders increasing the cost for debt financing. Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of future acquisitions. This may result in future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution. If these disruptions in the debt markets persist, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance indebtedness which is maturing.

In addition, the state of the debt markets could have an impact on the overall amount of capital investing in real estate which may result in price or value decreases of real estate assets. Although this may benefit us for future acquisitions, it could negatively impact the current value of our existing assets.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay distributions to our stockholders.

We expect that we will incur indebtedness in the future. To the extent that we incur variable rate debt, increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to pay distributions to you. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.

We may not be able to access financing sources on attractive terms, which could adversely affect our ability to execute our business plan.

We may finance our assets over the long-term through a variety of means, including repurchase agreements, credit facilities, issuance of commercial mortgage-backed securities, collateralized debt obligations and other structured financings. Our ability to execute this strategy will depend on various conditions in the markets for financing in this manner that are beyond our control, including lack of liquidity and greater credit spreads. We cannot be certain that these markets will remain an efficient source of long-term financing for our assets. If our strategy is not viable, we will have to find alternative forms of long-term financing for our assets, as secured revolving credit facilities and repurchase facilities may not accommodate long-term financing. This could subject us to more recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flows, thereby reducing cash available for distribution to our stockholders and funds available for operations as well as for future business opportunities.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan agreements we enter may contain covenants that limit our ability to further mortgage a property, discontinue insurance coverage or replace our Advisor. In addition, loan documents may limit our ability to replace a property’s property manager or terminate certain operating or lease agreements related to a property. These or other limitations would decrease our operating flexibility and our ability to achieve our operating objectives.

Our derivative financial instruments that we may use to hedge against interest rate fluctuations may not be successful in mitigating our risks associated with interest rates and could reduce the overall returns on our stockholders’ investments.

We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets, but no hedging strategy can protect us completely. We cannot assure our stockholders that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses. In addition, the use of such instruments may reduce the overall return on our investments. These instruments may also generate income that may not be treated as qualifying REIT income for purposes of the 75% Gross Income Test or 95% Gross Income Test.

Interest-only and adjustable rate indebtedness may increase our risk of default and ultimately may reduce our funds available for distribution to our stockholders.

We may finance our property acquisitions using interest-only mortgage indebtedness. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT. Any of these results would have a significant, negative impact on our stockholders’ investments.

Finally, if the mortgage loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates. Increased payments and substantial principal or balloon maturity payments will reduce the funds available for distribution to our stockholders because cash otherwise available for distribution will be required to pay principal and interest associated with these mortgage loans.

U.S. Federal Income Tax Risks

Our failure to qualify or remain qualified as a REIT would subject us to U.S. federal income tax and potentially state and local tax, and would adversely affect our operations and the market price of our common stock.

We intend to elect and qualify to be taxed as a REIT commencing in the taxable year ending December 31, 2014 and intend to operate in a manner that would allow us to continue to qualify as a REIT. However, we may terminate our REIT qualification, if our board of directors determines that not qualifying as a REIT is in our best interests, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. The REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to qualify or remain qualified as a REIT is not binding on the IRS and is not a guarantee that we will qualify, or continue to qualify, as a REIT. Accordingly, we cannot be certain that we will be successful in operating so we can qualify or remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

If we fail to qualify as a REIT for any taxable year, and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Even if we qualify as a REIT, in certain circumstances, we may incur tax liabilities that would reduce our cash available for distribution to you.

Even if we qualify and maintain our status as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Internal Revenue Code, or the "Code") will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed REIT taxable income. We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of our operating partnership or at the level of the other companies through which we indirectly own our assets, such as our taxable REIT subsidiaries, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to you.

To qualify as a REIT, we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce your overall return.

In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. We will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets, and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. It is possible that we might not always be able to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings while we qualify as a REIT.

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on your investment.

For so long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT, we will be subject to a 100% penalty tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or indirectly through any subsidiary entity, including our operating partnership, but generally excluding taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. During such time as we qualify as a REIT, we intend to avoid the 100% prohibited transaction tax by (a) conducting activities that may otherwise be considered prohibited transactions through a taxable REIT subsidiary (but such taxable REIT subsidiary will incur corporate rate income taxes with respect to any income or gain recognized by it), (b) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary, will be treated as a prohibited transaction, or (c) structuring certain dispositions of our properties to comply with the requirements of the prohibited transaction safe harbor available under the Code for properties that, among other requirements, have been held for at least two years. No assurance can be given that any particular property we own, directly or through any subsidiary entity, including our operating partnership, but generally excluding taxable REIT subsidiaries, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.

Our taxable REIT subsidiaries are subject to corporate-level taxes, and our dealings with our taxable REIT subsidiaries may be subject to 100% excise tax.

A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 25% of the gross value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. Accordingly, we may use taxable REIT subsidiaries generally to hold properties for sale in the ordinary course of a trade or business or to hold assets or conduct activities that we cannot conduct directly as a REIT. A taxable REIT subsidiary will be subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. In addition, the rules, which are applicable to us as a REIT, also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis.

If our operating partnership failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.

If the IRS were to successfully challenge the status of our operating partnership as a partnership or disregarded entity for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This also would result in our failing to qualify as a REIT, and becoming subject to a corporate level tax on our income. This substantially would reduce our cash available to pay distributions and the yield on your investment. In addition, if any of the partnerships or limited liability companies through which our operating partnership owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the operating partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our REIT qualification.

We may choose to make distributions in our own stock, in which case you may be required to pay U.S. federal income taxes in excess of the cash dividends you receive.

In connection with our qualification as a REIT, we are required to distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order to satisfy this requirement, we may make distributions that are payable in cash and/or shares of our common stock (which could account for up to 80% of the aggregate amount of such distributions) at the election of each stockholder. Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, U.S. stockholders may be required to pay U.S. federal income taxes with respect to such distributions in excess of the cash portion of the distribution received. Accordingly, U.S. stockholders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a U.S. stockholder sells the stock that it receives as part of the distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock, by withholding or disposing of part of the shares included in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividend income, such sale may put downward pressure on the market price of our common stock.

Various tax aspects of such a taxable cash/stock distribution are uncertain and have not yet been addressed by the IRS. No assurance can be given that the IRS will not impose requirements in the future with respect to taxable cash/stock distributions, including on a retroactive basis, or assert that the requirements for such taxable cash/stock distributions have not been met.

The taxation of distributions to our stockholders can be complex; however, distributions that we make to our stockholders generally will be taxable as ordinary income, which may reduce your anticipated return from an investment in us.

Distributions that we make to our taxable stockholders out of current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be taxable as ordinary income. However, a portion of our distributions may (1) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us, (2) be designated by us as qualified dividend income generally to the extent they are attributable to dividends we receive from our taxable REIT subsidiaries, or (3) constitute a return of capital generally to the extent that they exceed our accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital is not taxable, but has the effect of reducing the basis of a stockholder’s investment in our common stock.

Our stockholders may have tax liability on distributions that they elect to reinvest in common stock, but they would not receive the cash from such distributions to pay such tax liability.

If our stockholders participate in our DRIP, they will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless a stockholder is a tax-exempt entity, it may have to use funds from other sources to pay its tax liability on the value of the shares of common stock received.

Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.

Currently, the maximum tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for this reduced rate. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. Tax rates could be changed in future legislation.

If we were considered to actually or constructively pay a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.

In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. Currently, there is uncertainty as to the IRS’s position regarding whether certain arrangements that REITs have with their stockholders could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under a distribution reinvestment plan inadvertently causing a greater than 5% discount on the price of such stock purchased).

Initially, the per share price for our common stock pursuant to our DRIP will be $23.75, which is 95% of the primary offering price of $25.00 (which includes the maximum selling commissions and dealer manager fee). After the NAV pricing date, the per share price for our common stock pursuant to our DRIP will be equal to the per share NAV for the quarter in which the distribution is payable, which, for U.S. federal income tax purposes, is intended to reflect the fair market value per share and does not include selling commissions or the dealer manager fee. If the IRS were to take a position contrary to our position that the per share NAV reflect the fair market value per share, it is possible that we may be treated as offering our stock under our DRIP at a discount greater than 5% of its fair market value resulting in the payment of a preferential dividend.

There is no de minimis exception with respect to preferential dividends. Therefore, if the IRS were to take the position that we inadvertently paid a preferential dividend, we may be deemed either to (a) have distributed less than 100% of our REIT taxable income and be subject to tax on the undistributed portion, or (b) have distributed less than 90% of our REIT taxable income and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure.

Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a taxable REIT subsidiary. This could increase the cost of our hedging activities because our taxable REIT subsidiaries would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a taxable REIT subsidiary generally will not provide any tax benefit, except for being carried forward against future taxable income of such taxable REIT subsidiary.

Complying with REIT requirements may force us to forgo and/or liquidate otherwise attractive investment opportunities.

To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce distributions to our stockholders.

Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we intend to elect and qualify to be taxed as a REIT, we may not elect to be treated as a REIT or may terminate our REIT election if we determine that qualifying as a REIT is no longer in our best interests. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the market price of our common stock.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the market price of our common stock.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. You are urged to consult with your tax advisor with respect to the impact of recent legislation on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. You also should note that our counsel’s tax opinion is based upon existing law, applicable as of the date of its opinion, all of which will be subject to change, either prospectively or retroactively.

Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.

Non-U.S. stockholders will be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax on distributions received from us and upon the disposition of our shares.

Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980, or FIRPTA, capital gain distributions attributable to sales or exchanges of “U.S. real property interests,” or USRPIs, generally will be taxed to a non-U.S. stockholder as if such gain were effectively connected with a U.S. trade or business. However, a capital gain dividend will not be treated as effectively connected income if (a) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (b) the non-U.S. stockholder does not own more than 5% of the class of our stock at any time during the one-year period ending on the date the distribution is received. We do not anticipate that our shares will be “regularly traded” on an established securities market for the foreseeable future, and therefore, this exception is not expected to apply.

Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI under FIRPTA. Our common stock will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. We believe, but cannot assure you, that we will be a domestically-controlled qualified investment entity.

Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges our common stock, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a USRPI if: (a) our common stock is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market, and (b) such non-U.S. stockholder owned, actually and constructively, 5% or less of our common stock at any time during the five-year period ending on the date of the sale. However, it is not anticipated that our common stock will be “regularly traded” on an established market. We encourage you to consult your tax advisor to determine the tax consequences applicable to you if you are a non-U.S. stockholder.

Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.

If (a) we are a “pension-held REIT,” (b) a tax-exempt stockholder has incurred (or is deemed to have incurred) debt to purchase or hold our common stock, or (c) a holder of common stock is a certain type of tax-exempt stockholder, dividends on, and gains recognized on the sale of, common stock by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Code.

Retirement Plan Risks

If the fiduciary of an employee pension benefit plan subject to ERISA (such as a profit-sharing, Section 401(k) or pension plan) or any other retirement plan or account fails to meet the fiduciary and other standards under ERISA or the Code as a result of an investment in our stock, the fiduciary could be subject to criminal and civil penalties.

There are special considerations that apply to employee benefit plans subject to ERISA (such as profit-sharing, Section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Code (such as an IRA) that are investing in our shares. Fiduciaries investing the assets of such a plan or account in our common stock should satisfy themselves that:
•      the investment is consistent with their fiduciary obligations under ERISA and the Code;
•      the investment is made in accordance with the documents and instruments governing the plan or IRA, including the plan’s or account’s investment policy;
•      the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Code;
•      the investment will not impair the liquidity of the plan or IRA;
•      the investment will not produce an unacceptable amount of “unrelated business taxable income” for the plan or IRA;
•      the value of the assets of the plan can be established annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and
•      the investment will not constitute a non-exempt prohibited transaction under Section 406 of ERISA or Section 4975 of the Code.

With respect to the annual valuation requirements described above, we expect to provide an estimated value for our shares annually. From the commencement of this offering until 18 months have passed without a sale in a “public equity offering” of our common stock, we expect to use the gross offering price of a share of common stock in our most recent offering as the per share estimated value. For purposes of this definition, we will not consider “public equity offerings” to include offerings on behalf of selling stockholders or offerings related to any distribution reinvestment plan, employee benefit plan or the redemption of interests in our operating partnership.

This estimated value is not likely to reflect the proceeds you would receive upon our liquidation or upon the sale of your shares. Accordingly, we can make no assurances that such estimated value will satisfy the applicable annual valuation requirements under ERISA and the Code. The Department of Labor or the IRS may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our common shares. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to equitable remedies. In addition, if an investment in our shares constitutes a non-exempt prohibited transaction under ERISA or the Code, the fiduciary or IRA owner who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested. In the case of a non-exempt prohibited transaction involving an IRA owner, the IRA may be disqualified, and all of the assets of the IRA may be deemed distributed and subject to tax.

If you invest in our shares through an IRA or other retirement plan, you may be limited in your ability to withdraw required minimum distributions.

If you establish an IRA or other retirement plan through which you invest in our shares, federal law may require you to withdraw required minimum distributions, or RMDs, from such plan in the future. Our share repurchase program limits the amount of repurchases (other than those repurchases as a result of a stockholder’s death or disability) that can be made in a given year. Additionally, you will not be eligible to have your shares repurchased until you have held your shares for at least one year. As a result, you may not be able to have your shares repurchased at a time in which you need liquidity to satisfy the RMD requirements under your IRA or other retirement plan. Even if you are able to have your shares repurchased, such repurchase may be at a price less than the price at which the shares were initially purchased, depending on how long you have held your shares. If you fail to withdraw RMDs from your IRA or other retirement plan, you may be subject to certain tax penalties.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

We have no unresolved staff comments.

ITEM 2.      PROPERTIES

Real Estate Investments

The Company did not own any properties, nor had we entered into any agreements to acquire properties, as of December 31, 2013. On December 18, 2013, an affiliate of our Sub-advisor, Phillips Edison Group LLC (the “Affiliate”), entered into a purchase agreement with Staunton Plaza, LLC, a Virginia limited liability company, to purchase Staunton Plaza. However, as described within Note 10 to the consolidated financial statements, this purchase agreement was not assigned to us by the Affiliate until January 27, 2014.

ITEM 3.      LEGAL PROCEEDINGS

From time to time, we may be party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any legal proceedings of which the outcome is reasonably likely to have a material impact on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by governmental authorities.

ITEM  4.       MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stockholder Information

As of December 31, 2013, we had issued 8,888 shares of common stock to the Sub-advisor, in exchange for $200,000 in cash at a price of $22.50 per share. No additional shares of common stock had been issued.

Market Information

We are currently offering shares of our common stock pursuant to an effective registration statement at an offering price of $25.00 per share in our “reasonable best efforts” offering.

There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Pursuant to our offering, we are selling shares of our common stock to the public at a price of $25.00 per share and at a price of $23.75 per share pursuant to the DRIP. Additionally, we provide discounts in our offering for certain categories of purchasers, including volume discounts. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.

Beginning with the filing of our second Quarterly Report on Form 10-Q (or our Annual Report on Form 10-K should such filing constitute the second quarterly financial filing) with the Securities and Exchange Commission, or the SEC, pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act, following the earlier to occur of (i) our acquisition of $2.0 billion in total portfolio assets and (ii) November 25, 2015, which is two years from the effective date of this offering, or the NAV pricing date, the per share price for shares in our primary offering and our DRIP will vary quarterly and will be equal to the net asset value of our company as determined by our Sub-advisor, or NAV, divided by the number of shares of our common stock outstanding as of the end of the business day immediately preceding the day on which we make each quarterly financial filing, or per share NAV, plus, in the case of our primary offering, applicable commissions and fees. Until such time as the NAV pricing date occurs, we intend to use the offering price of shares in our most recent offering as the per share net asset value.

The estimated value of a share of our common stock is $25.00 per share as of December 31, 2013. This estimated value may be higher than the price at which you could resell your shares because (1) our offering involves the payment of underwriting compensation and other directed selling efforts, which payments and efforts are likely to produce a higher sales price than could otherwise be obtained, and (2) there is no public market for our shares. Moreover, this estimated value may be higher than the amount you would receive per share if we were to liquidate at this time because of the up-front fees that we pay in connection with the issuance of our shares. After the NAV pricing date (as defined above), an independent valuer will calculate estimates of the market value of our principal real estate and real estate-related assets, and our Advisor will determine the net value of our real estate and real estate-related assets and liabilities taking into consideration such estimate provided by the independent valuer. The final determination of value may be made by a valuation committee comprised of our independent directors if our Sub-advisor determines that the appraisals of the independent valuer are materially higher or lower than its valuations.

Distribution Reinvestment Plan

We have adopted a DRIP pursuant to which our stockholders, and, subject to certain conditions set forth in the DRIP, any stockholder or partner of any other publicly offered limited partnership, real estate investment trust or other real estate program sponsored by our AR Capital sponsor or its affiliates, may elect to purchase shares of our common stock with our distributions or distributions from such other programs. We have the discretion to extend the offering period for the shares being offered under the DRIP beyond the termination of our primary offering until we have sold all the shares allocated to the DRIP. We also may offer shares under the DRIP pursuant to a new registration statement. We reserve the right to reallocate the shares of common stock we are offering between our primary offering and the DRIP. Any shares issued pursuant to the DRIP are subject to registration and renewal in any state in which such shares are offered, and the offering of such shares is not exempt under applicable laws and regulations. Until the NAV pricing date, we will offer shares under our DRIP at $23.75 per share, which is 95% of the primary offering price. Thereafter, we will offer shares under our DRIP at per share NAV. Participants in the DRIP may purchase fractional shares so that 100% of the dividends may be used to acquire additional shares of our common stock. As of December 31, 2013, no shares had been reinvested through the DRIP.

Distribution Information

We had not paid any distributions as of December 31, 2013. We intend to accrue and pay distributions on a monthly basis beginning no later than the first calendar month after the calendar month in which we make our first real estate investment. We generally intend to fund such distributions from cash flow from operations, however, if we are unable to do so, which likely will be the case in the early stages of our operations, we will look to other sources as described herein. While we generally intend to pay distributions from cash flows from operations, we also intend to pay distributions consistently once we declare our first distribution. Should we be unable to fully fund our distributions from cash flows from operations or earnings, we expect to pay distributions from borrowings or other alternative sources including offering proceeds, if necessary, which could reduce the funds available to conduct our operations. Our board of directors will determine the amount of the distributions to our stockholders.

Use of Initial Public Offering Proceeds

On November 25, 2013, our registration statement on Form S-11 (File No. 333-190588), covering a public offering of up to 100,000,000 shares of common stock, was declared effective under the Securities Act of 1933, and we commenced our initial public offering. We are offering 80,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $2.0 billion, or $25.00 per share with discounts available to certain categories of purchasers. The 20,000,000 shares offered under the DRIP are initially being offered at an aggregate offering price of $475 million, or $23.75 per share. We are selling the shares registered in our primary offering over a two-year period, which ends November 25, 2015. Under rules promulgated by the SEC, in some instances we may extend the primary offering beyond that date. We may sell shares under the DRIP beyond the termination of the primary offering until we have sold all the shares under the plan.

As of December 31, 2013, we have issued 8,888 shares of common stock, generating cash proceeds of $200,000. As of December 31, 2013, we had not incurred any selling commissions nor dealer manager fees. We had incurred $1,858,000 of offering costs, most of which were paid on our behalf by our Advisor Entities. We had not issued any shares under the DRIP program.

Unregistered Sales of Equity Securities

During 2013, we did not issue any securities that were not registered under the Securities Act.

Share Repurchase Program

Our share repurchase program may provide a limited opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations, at a price equal to or at a discount from the purchase price paid for the shares being repurchased.

Only those stockholders who purchased their shares from us or received their shares from us (directly or indirectly) through one or more non-cash transactions may be able to participate in the share repurchase program. In other words, once our shares are transferred for value by a stockholder, the transferee and all subsequent holders of the shares are not eligible to participate in the share repurchase program. Subject to certain exceptions, until the NAV pricing date, a stockholder must have beneficially held the shares for at least one year prior to offering them for sale to us through our share repurchase program. A stockholder or his or her estate, heir or beneficiary may present to us fewer than all of the shares then-owned for repurchase, except that the minimum number of shares presented for repurchase must be at least 25% of the holder’s shares (subject to certain exceptions).

Prior to our calculation of NAV, the price per share that we will pay to repurchase shares of our common stock, in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock, will be as follows:
•      the lower of $23.13 and 92.5% of the price paid to acquire the shares from us for stockholders who have continuously held their shares for at least one year;
•      the lower of $23.75 and 95.0% of the price paid to acquire the shares from us for stockholders who have continuously held their shares for at least two years;
•      the lower of $24.38 and 97.5% of the price paid to acquire the shares from us for stockholders who have continuously held their shares for at least three years; and

•      the lower of $25.00 and 100% of the price paid to acquire the shares from us for stockholders who have continuously held their shares for at least four years.

We will limit the number of shares repurchased pursuant to our share repurchase program during any calendar year to 5% of the weighted average number of shares of common stock outstanding during the prior calendar year. Funding for the share repurchase program will be derived from proceeds we maintain from the sale of shares under the DRIP and other operating funds, if any, as our board of directors, in its sole discretion, may reserve for this purpose. We cannot guarantee that the funds set aside for the share repurchase program will be sufficient to accommodate all requests made each year. However, a stockholder may withdraw its request at any time or ask that we honor the request when funds are available. Pending repurchase requests will be honored on a pro rata basis. The limitations described above do not apply to shares repurchased due to a stockholder’s death, “qualifying disability,” or “determination of incompetence.”

Once our Sub-advisor begins calculating NAV, the terms of the share repurchase program will be as described below. Generally, we will pay for repurchased shares, less any applicable short-term trading fees and any applicable tax or other withholding required by law, by the third business day following each quarterly financial filing. The repurchase price per share will be our then-current per share NAV. Subject to limited exceptions, stockholders whose shares of our common stock are repurchased within the first four months from the date of purchase will be subject to a short-term trading fee of 2% of the aggregate per share NAV of the shares of common stock received. The short-term trading fee will not apply in circumstances involving a stockholder’s death, post-purchase disability or divorce decree, repurchases made as part of a systematic withdrawal plan, repurchases in connection with periodic portfolio rebalancings of certain wrap or fee-based accounts, repurchases of shares acquired through the DRIP and the cancellation of a purchase of shares within the five-day period after the investor executes a subscription agreement and in other circumstances at our discretion.

In some respects, we would treat repurchases sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” differently from other repurchases:
•      there is no one-year holding requirement; and
•      until the NAV pricing date, the repurchase price is the amount paid to acquire the shares from us.

Repurchase of shares of common stock will be made at least quarterly upon written notice received by us by 4:00 p.m. Eastern time on the last business day prior to a quarterly financial filing. Stockholders may withdraw their repurchase request at any time before 4:00 p.m. Eastern time on the last business day prior to a quarterly financial filing. If the repurchase request is not canceled before the applicable time described above, the stockholder will be contractually bound to the repurchase of the shares and will not be permitted to cancel the request prior to the payment of repurchase proceeds.

The board of directors may, in its sole discretion, amend, suspend, or terminate the share repurchase program at any time. If the board of directors decides to amend, suspend or terminate the share repurchase program, stockholders will be provided with no less than 30 days’ written notice.

As of December 31, 2013, we had not repurchased any shares under the share repurchase program.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our 2013 Long-Term Incentive Plan and our 2013 Independent Director Stock Plan as of December 31, 2013 (in thousands):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (*)
Equity compensation plans approved by security holders	—	—	4,200
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	4,200

*	To date, no awards have been granted under the 2013 Long-Term Incentive Plan or the 2013 Independent Director Stock Plan.

ITEM  6.       SELECTED FINANCIAL DATA

As of December 31, 2013, we had not yet commenced significant operations or entered into any arrangements to acquire any specific investments. See the consolidated balance sheet, consolidated statement of operations and comprehensive loss, consolidated statement of equity, and consolidated statement of cash flows included in the accompanying consolidated financial statements.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.

Overview

We were formed as a Maryland corporation on June 5, 2013 and intend to qualify as a real estate investment trust (“REIT”) beginning in the tax year ending December 31, 2014. We are offering to the public, pursuant to a registration statement, $2.475 billion in shares of common stock on a “reasonable best efforts” basis in our initial public offering. Our initial public offering consists of a primary offering of $2.0 billion in shares offered to investors at a price of $25.00 per share, with discounts available for certain categories of purchasers, and $475 million in shares offered to stockholders pursuant to a distribution reinvestment plan (the “DRIP”) at a price of $23.75 per share. We have the right to reallocate the shares of common stock offered between the primary offering and the DRIP.

On November 25, 2013, the registration statement for our offering was declared effective under the Securities Act of 1933, and on January 9, 2014, we broke the minimum offering escrow requirement of $2,000,000. Prior to January 9, 2014, our operations had not yet commenced. As of December 31, 2013, we had raised approximately $200,000 in gross offering proceeds from the issuance of 8,888 shares of common stock to our Sub-advisor.

Our advisor is American Realty Capital PECO II Advisors, LLC (the “Advisor”), a newly organized limited liability company that was formed in the State of Delaware on July 9, 2013 that is indirectly wholly-owned by AR Capital LLC (formerly American Realty Capital II, LLC) (the “AR Capital sponsor”). We have entered into an advisory agreement with the Advisor which makes the Advisor ultimately responsible for the management of our day-to-day activities and the implementation of our investment strategy. The Advisor has delegated certain duties under the advisory agreement, including the management of our day-to-day operations and our future portfolio of real estate assets, to the Sub-advisor, which is directly or indirectly owned by Phillips Edison Limited Partnership (the “Phillips Edison sponsor”) and Messrs. Phillips and Edison. Notwithstanding such delegation to the Sub-advisor, the Advisor retains ultimate responsibility for the performance of all the matters entrusted to it under the advisory agreement.

We intend to invest primarily in well-occupied grocery-anchored neighborhood and community shopping centers leased to a mix of national, creditworthy retailers selling necessity-based goods and services in strong demographic markets throughout the United States. In addition, we may invest in other retail properties including power and lifestyle shopping centers, multi-tenant shopping centers, free-standing single-tenant retail properties, and other real estate and real estate-related loans and securities depending on real estate market conditions and investment opportunities that we determine are in the best interests of our stockholders. We expect that retail properties primarily would underlie or secure the real estate-related loans and securities in which we may invest.

As of December 31, 2013, we did not own any properties, nor had we entered into any agreements to purchase properties.

Market Outlook—Real Estate and Real Estate Finance Markets

Management reviews a number of economic forecasts and market commentaries in order to evaluate general economic conditions and to formulate a view of the current environment’s effect on the real estate markets in which we operate.

According to the Bureau of Economic Analysis, as measured by the U.S. real gross domestic product (“GDP”), the U.S. economy’s growth increased 1.9% in 2013 as compared to 2012, according to preliminary estimates. For 2012, real GDP increased 2.8% compared to 2011. According to the Commerce Department, the real GDP deceleration in 2013 primarily reflected a decrease in nonresidential investment and further reductions in federal government spending partly offset by decelerations in both imports and the reductions in state and local government spending. The increase in real GDP in 2013 reflected positive contributions from personal consumption expenditures, nonresidential fixed investment, exports, residential fixed investment, and private inventory investment that were partly offset by negative contributions from federal government spending. Although the U.S. GDP has continued to increase, the increases have been far below the historical average annual growth rate.

According to BMO Capital Markets, GDP is expected to grow approximately 2.8% in 2014. The U.S. retail real estate market displayed positive fundamentals in 2013, with vacancy rates continuing to drop and increasing average leasing rates per square foot.

Overall, the improving retail real estate fundamentals along with the improving job creation and personal consumption expenditure data suggest that 2014 should be another year of economic recovery in the U.S. that results in a positive market situation. However, several factors create long-term uncertainty for the sector, including the growth in e-commerce, future interest rate growth, stagnant wages and the general political climate.

Results of Operations

We are a newly formed company, and our primary operations had not commenced prior to January 9, 2014. We are dependent upon proceeds received from the offering to conduct our proposed activities. In addition, as of December 31, 2013, we did not own any properties or real estate-related assets. The capital required to purchase any property or real estate related asset will be obtained from the offering proceeds and from any indebtedness that we may incur in connection with the acquisition of any property or thereafter. Thus, our results of operations for the period from June 5, 2013 (formation) to December 31, 2013 are not indicative of those expected in future periods.

General and administrative expense for the period from June 5, 2013 (formation) to December 31, 2013 was approximately $145,000. This amount was comprised largely of professional fees and board-related expenses.

Our net loss was approximately $145,000 for the period from June 5, 2013 (formation) to December 31, 2013.

Liquidity and Capital Resources

General

As of December 31, 2013, we had not acquired any properties. Our operations commenced upon breaking escrow on January 9, 2014. Prior to that date, our principal demands for funds were related to the payment of general and administrative expenses. Upon commencement of our operations, we expect our principal demands for funds to be for real estate and real estate-related investments and the payment of acquisition expenses, operating expenses, distributions to stockholders and principal and interest on our outstanding indebtedness. Generally, we expect cash needed for items other than acquisitions and acquisition expenses to be generated from operations and our current investments. We expect the sources of our operating cash flows to be primarily driven by the rental income received from leased properties. We expect to continue to raise capital through our offering of common stock and to utilize such funds and proceeds from secured or unsecured financing to complete future property acquisitions.

As of December 31, 2013, we had cash and cash equivalents of approximately $100,000. During the period from June 5, 2013 (formation) to December 31, 2013, we had a net cash increase of approximately $100,000.

This cash increase was the result of:
•      $396,000 used by operating activities, namely cash paid for board-related expenses and annual directors and officers insurance premiums; and
•      $496,000 provided by financing activities, namely the initial investment by our Sub-advisor and proceeds from a note payable related to the financing of our annual directors and officers insurance premiums.

Short-term Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements through net cash provided by operations of future property acquisitions, proceeds from our offering, and proceeds from secured and unsecured debt financings, along with any deferral or waiver of fees by the Advisor or Sub-advisor. Operating cash flows are expected to increase as properties are added to our portfolio. Other than the commissions paid to the Dealer Manager, the organization and offering costs associated with our offering are initially paid by our sponsors.  Our sponsors will be reimbursed for such costs up to 2.0% of the gross capital raised in our offering. As of December 31, 2013, we owed the Advisor, Sub-advisor and their affiliates a total of $1,858,000 for offering costs and $130,000 for certain general and administrative expenses incurred on our behalf.

Long-term Liquidity and Capital Resources

On a long-term basis, we expect that our principal demands for funds will be for real estate and real estate-related investments and the payment of acquisition expenses, operating expenses, distributions and redemptions to stockholders, interest and principal on indebtedness, and payments on amounts due to our sponsors for organization and offering costs incurred on our behalf.  Generally, we expect to meet cash needs for items other than acquisitions and acquisition expenses from our cash flow from operations, and we expect to meet cash needs for acquisitions and acquisition expenses from the net proceeds of our offering and from debt financings.  As they mature, we intend to refinance our long-term debt obligations, if possible. We expect that substantially all net cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are funded; however, we may use other sources to fund distributions as necessary, including contributions or advances made to us by the Advisor, Sub-advisor and their respective affiliates and borrowings under future debt agreements.

Our charter limits our borrowings to 300% of our net assets (as defined in our charter); however, we may exceed that limit if a majority of our conflicts committee approves each borrowing in excess of our charter limitation and if we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. In all events, we expect that our secured and unsecured borrowings will be reasonable in relation to the net value of our assets and will be reviewed by our board of directors at least quarterly.

Careful use of debt will help us to achieve our diversification goals because we will have more funds available for investment. However, high levels of debt could cause us to incur higher interest charges and higher debt service payments, which would decrease the amount of cash available for distribution to our investors.

Contractual Debt Obligations

As of December 31, 2013, we had an outstanding note payable of approximately $296,000 related to the financing of our annual directors and officers insurance premiums. We did not have any other contractual debt obligations.  We intend to finance future acquisitions and operations in part with a combination of variable-rate and fixed-rate credit facilities and mortgage loans secured by real estate assets.

Distributions

We did not pay any distributions during the period from June 5, 2013 (formation) to December 31, 2013.

In 2014, we expect to pay distributions monthly and continue paying distributions monthly unless our results of operations, our general financial condition, general economic conditions or other factors make it imprudent to do so. The timing and amount of distributions will be determined by our board and will be influenced in part by our intention to comply with REIT requirements of the Internal Revenue Code.

We may receive income from interest or rents at various times during our fiscal year, and because we may need funds from operations during a particular period to fund capital expenditures and other expenses, we expect that at least during the early stages of our development and from time to time during our operational stage, we will declare distributions in anticipation of funds that we expect to receive during a later period.  We will pay these distributions in advance of our actual receipt of these funds. In these instances, we expect to look to other sources to fund our distributions. We may fund such distributions from borrowings, advances from our sponsors or from any deferral or waiver of fees by the Advisor or Sub-advisor.  To the extent that we pay distributions from sources other than our cash provided by operating activities, we will have fewer funds available for investment in properties.  The overall return to our stockholders may be reduced, and subsequent investors may experience dilution.

Our distribution policy is not to use the proceeds of our offering to pay distributions. However, our board has the authority under our organizational documents, to the extent permitted by Maryland law, to pay distributions from any source without limit, including proceeds from our offering or the proceeds from the issuance of securities in the future, and, therefore, proceeds of our offering may fund distributions.

To maintain our qualification as a REIT, once established, we must make aggregate annual distributions to our stockholders of at least 90.0% of our REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). If we meet the REIT qualification requirements, we generally will not be subject to U.S. federal income tax on the income that we distribute to our stockholders each year, although we may still be subject to state and local tax.

We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders.

Critical Accounting Policies

Below is a discussion of the accounting policies that management believes will be critical once we commence operations. Our accounting policies have been established to conform with GAAP. We consider these policies critical because they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments will affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

Real Estate Assets

Depreciation and Amortization. Investments in real estate will be carried at cost and depreciated using the straight-line method over the estimated useful lives. Repair and maintenance costs will be charged to expense as incurred, and significant replacements and betterments will be capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. We will consider the period of future benefit of an asset to determine its appropriate useful life. We anticipate the estimated useful lives of our assets by class to be generally as follows:

Buildings	30 years
Building improvements	30 years
Land improvements	15 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related lease
Furniture, fixtures and equipment	5 – 7 years

Real Estate Acquisition Accounting. In accordance with Accounting Standards Codification (ASC) 805, Business Combinations ("ASC 805"), we will record real estate, consisting of land, buildings and improvements, at fair value. We will allocate the cost of an acquisition to the acquired tangible assets, identifiable intangibles and assumed liabilities based on their estimated acquisition-date fair values. In addition, ASC 805 requires that acquisition costs be expensed as incurred and restructuring costs generally be expensed in periods subsequent to the acquisition date.

We will assess the acquisition-date fair values of all tangible assets, identifiable intangibles and assumed liabilities using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis and replacement cost) and that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows will be based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property will consider the value of the property as if it was vacant.

We will record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We will amortize any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining non-cancelable terms of the respective lease.  We will also include fixed rate renewal options in our calculation of the fair value of both above- and below-market leases and the periods over which such leases are amortized.  If a tenant has a unilateral option to renew a below-market lease, we will include such an option in the calculation of the fair value of such lease and the period over which the lease is amortized if we determine that the tenant has a financial incentive to exercise such option.

Intangible assets will include the value of in-place leases, which represents the estimated value of the net cash flows of the in-place leases to be realized, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up.  Acquired in-place lease value will be amortized to depreciation and amortization expense over the average remaining non-cancelable terms of the respective in-place leases.

We will estimate the value of tenant origination and absorption costs by considering the estimated carrying costs during hypothetical expected lease-up periods, considering current market conditions. In estimating carrying costs, management will include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods.

Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities will require us to estimate market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate estimates would result in an incorrect valuation of our acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of our net income.

Impairment of Real Estate and Related Intangible Assets. We will monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets may be impaired. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may be greater than fair value, we will assess the recoverability, considering recent operating results, expected net operating cash flow, and plans for future operations. If, based on this analysis of undiscounted cash flows, we do not believe that we will be able to recover the carrying value of the real estate and related intangible assets, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets as defined by ASC 360, Property, Plant, and Equipment. Particular examples of events and changes in circumstances that could indicate potential impairments are: significant decreases in occupancy, rental income, operating income and market values.

Revenue Recognition

We will recognize minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the terms of the related leases, and we will include amounts expected to be received in later years in deferred rents receivable. Our policy for percentage rental income is to defer recognition of contingent rental income until the specified target (i.e., breakpoint) that triggers the contingent rental income is achieved. We will record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred. We will make certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. We do not expect the actual results to differ from the estimated reimbursement.

We will make estimates of the collectability of our tenant receivables related to base rents, expense reimbursements and other revenue or income. We will specifically analyze accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, we will make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution of these claims may exceed one year. These estimates have a direct impact on our net income because a higher bad debt reserve results in less net income.

Reimbursements from tenants for recoverable real estate tax and operating expenses will be accrued as revenue in the period in which the applicable expenses are incurred. We will make certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. We do not expect the actual results to materially differ from the estimated reimbursements.

We will record lease termination income if there is a signed termination letter agreement, all of the conditions of the agreement have been met, collectability is reasonably assured and the tenant is no longer occupying the property. Upon early lease termination, we will provide for losses related to unrecovered intangibles and other assets.

Class B Units

Under the terms of the Agreement of Limited Partnership of the Operating Partnership, we will issue to the Advisor and Sub-advisor units of the Operating Partnership designated as “Class B units” in connection with the asset management services provided by the Advisor and Sub-advisor.

The Class B units will vest, and will no longer be subject to forfeiture, at such time as all of the following events occur: (x) the value of the Operating Partnership’s assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6% cumulative, non-compounded, pre-tax annual return thereon (the “economic hurdle”); (y) any one of the following occurs: (1) the termination of the advisory agreement by an affirmative vote of a majority of our independent directors without cause; (2) a listing event; or (3) another liquidity event; and (z) the Advisor is still providing advisory services to us (the “service condition”). Such Class B units will be forfeited immediately if: (a) the advisory agreement is terminated for cause; or (b) the advisory agreement is terminated by an affirmative vote of a majority of our independent directors without cause before the economic hurdle has been met.

We have concluded that the Advisor and Sub-advisor’s performance under the advisory agreement and the sub-advisory agreement is not complete until they have served as the Advisor and Sub-advisor through the date of a Liquidity Event because, prior to such date, the Class B units are subject to forfeiture by the Advisor and Sub-advisor.  A Liquidity Event is defined as being the first to occur of the following: (i) an OP unit transaction, (ii) a listing, or (iii) a termination without cause. Additionally, the Advisor and Sub-advisor will have no disincentive for nonperformance other than the forfeiture of Class B units, which is not a sufficiently large disincentive for nonperformance and, accordingly, no performance commitment exists. As a result, we have concluded the measurement date occurs when a Liquidity Event has occurred and at such time the Advisor and Sub-advisor have continued providing advisory services, and that the Class B units are not considered issued until such a Liquidity Event.

The Class B units have both a market condition and a service condition up to and through a Liquidity Event. We intend to recognize costs during periods prior to the final measurement date in accordance with GAAP. As a result, the vesting of Class B units occurs only upon completion of both a market condition and service condition.  The satisfaction of the market or service condition is not probable and thus no compensation will be recognized unless the market condition or service condition becomes probable.

Because the Advisor and Sub-advisor can be terminated without cause before a Liquidity Event occurs and at such time the market condition and service condition may not be met, the Class B units may be forfeited.  Additionally, if the market condition and service condition had been met and a Liquidity Event had not occurred, the Advisor and Sub-advisor could not control the Liquidity Event because each of the aforementioned events that represent a Liquidity Event must be approved unanimously by our independent directors. As a result, we have concluded that the service condition is not probable.
Based on our conclusion of the market condition and service condition not being probable, the Class B Units will be treated as unissued for accounting purposes until the market condition, service condition and Liquidity Event have been achieved.  However, as the Class B Units are deemed to be participating securities, the distributions paid to the Advisor and Sub-advisor will be treated as compensation expense. This expense will be calculated as the product of the number of unvested units issued to date and the stated distribution rate at the time such distribution is authorized.

Subsequent Events

Certain events, such as the declaration of distributions, entering into agreements to purchase properties, and other significant events, occurred subsequent to December 31, 2013 through the filing of this annual report. Refer to Note 10 to our consolidated financial statements in this annual report for further explanation.

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any off-balance sheet arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2013, we had a note payable of $296,000 related to financing for our annual directors and officers insurance premiums, which bears an annual fixed interest rate of 2.4%. We did not have any other debt or financing arrangements outstanding as of December 31, 2013. In the future, we may be exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. We may choose to hedge our exposure to interest rate fluctuations through the utilization of derivative financial instruments, such as interest rate swaps, in order to mitigate the risk of this exposure. We do not intend to enter into derivative or interest rate transactions for speculative purposes. Our hedging decisions will be determined based upon the facts and circumstances existing at the time of the hedge and may differ from our currently anticipated hedging strategy. If we use derivative financial instruments to hedge against interest rate fluctuations, we will be exposed to both credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

We do not have any foreign operations, and thus we are not exposed to foreign currency fluctuations.

ITEM  8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements at page F-1 of this report.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  9A.        CONTROLS AND PROCEDURES

Management’s Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods in Securities and Exchange Commission (SEC) rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies. We have concluded no significant changes in our internal control over financial reporting occurred during our last fiscal quarter.

ITEM 9B.      OTHER INFORMATION

None.

PART III

ITEM  10.     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. A copy of our code of ethics may be obtained, free of charge, by sending a written request to our executive office - 11501 Northlake Drive, Cincinnati, OH 45249, attention Chief Financial Officer.

Director Independence

Although our shares are not listed for trading on any national securities exchange, a majority of our directors, and all of the members of the Audit Committee and Conflicts Committee are “independent” as defined by the New York Stock Exchange (the “NYSE”). The NYSE standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, the board of directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder, or officer of an organization that has a relationship with us). The board of directors has determined that each of C. Ann Chao, David W. Garrison, Mark D. McDade and Sridhar Sambamurthy is “independent” as defined by the NYSE.

We have provided below certain information about our executive officers and directors.

Name	Age*	Positions
Jeffrey S. Edison	53	Chief Executive Officer and Chairman of the Board of Directors
John B. Bessey	56	Co-President and Chief Investment Officer
R. Mark Addy	51	Co-President and Chief Operating Officer
Devin I. Murphy	53	Chief Financial Officer, Treasurer and Secretary
William M. Kahane	65	Director
C. Ann Chao	53	Independent Director
David W. Garrison	58	Independent Director
Mark D. McDade	58	Independent Director
Sridhar Sambamurthy	52	Independent Director
* As of the date of this filing

Jeffrey S. Edison — (Chairman of our board of directors and Chief Executive Officer) Mr. Edison has been chairman of our board of directors and our chief executive officer since August 2013. Mr. Edison has served as co-chairman of the board of directors and chief executive officer of Phillips Edison — ARC Shopping Center REIT Inc., or PE-ARC, since December 2009. Mr. Edison, together with Michael C. Phillips, founded Phillips Edison in 1991 and has served as a principal of Phillips Edison since 1995. From 1991 to 1995, Mr. Edison was employed by Nations Bank’s South Charles Realty Corporation, serving as a senior vice president from 1993 until 1995 and as a vice president from 1991 until 1993. Mr. Edison was employed by Morgan Stanley Realty Incorporated from 1987 until 1990 and The Taubman Company from 1984 until 1987. Mr. Edison received his bachelor’s degree in mathematics and economics from Colgate University in 1982 and a master’s degree in business administration from Harvard Business School in 1984.

John B. Bessey — (Co-President and Chief Investment Officer) Mr. Bessey has served as our co-president and chief investment officer since August 2013. Mr. Bessey has served as the co-president and chief investment officer of PE-ARC since April 2013, before which he served as president beginning in December 2009. Mr. Bessey has also served as the president of the PE-ARC sub-advisor from December 2009 to October 2010, as the chief investment officer from October 2010 to April 2013, and as co-president since April 2013. Mr. Bessey served as chief investment officer for Phillips Edison from 2005 to December 2009. During that time he managed the placement of over $1.2 billion in 140 individual shopping centers comprising over 14,000,000 square feet. Prior to that, he served Phillips Edison as vice president of development from May 1999, starting the ground up development program for the company. During that time he completed over 25 projects, which included Walgreens, Target, Kroger, Winn Dixie, Safeway and Wal-Mart. Prior to joining Phillips Edison, Mr. Bessey was employed by Kimco Realty Corporation as a director of leasing from 1995, by Koll Management Services as director of retail leasing and development from 1991 and by Tipton Associates as leasing manager from 1988. Prior to entering retail real estate in 1988, Mr. Bessey worked in the hospitality industry as a convention sales director for the Cincinnati Convention and Visitors Bureau and

for Hyatt Hotels in a number of sales management positions in Minneapolis and Cincinnati. Mr. Bessey received his bachelor’s degree in Hotel and Restaurant Management from the University of Wisconsin — Stout in 1981.

R. Mark Addy — (Co-President and Chief Operating Officer) Mr. Addy has served as our co-president and chief operating officer since August 2013. Mr. Addy has served as the co-president of PE-ARC since April 2013 and as the chief operating officer of PE-ARC since October 2010. Mr. Addy has also served as the president of the PE-ARC sub-advisor from October 2010 to April 2013 and as co-president since April 2013. Mr. Addy served as chief operating officer for Phillips Edison from 2004 to October 2010. He served Phillips Edison as senior vice president from 2002 until 2004, when he became chief operating officer. Mr. Addy was the top executive in the Cincinnati, Ohio headquarters, responsible for implementing the company’s growth strategy. Prior to joining Phillips Edison, Mr. Addy practiced law with Santen & Hughes in the areas of commercial real estate, financing and leasing, mergers and acquisitions and general corporate law from 1987 until 2002. Mr. Addy was the youngest law partner in the 50 year history of Santen & Hughes, and served as president of Santen & Hughes from 1996 through 2002. While at Santen & Hughes, he represented Phillips Edison from its inception in 1991 to 2002. Mr. Addy received his bachelor’s degree in environmental science and chemistry in 1984 from Bowling Green State University, where he received the President’s Award for academic achievement, and was a member of the Order of the Omega leadership honor society. Mr. Addy received his law degree from University of Toledo, where he was a member of the Order of the Barristers.

Devin I. Murphy — (Chief Financial Officer, Treasurer and Secretary) Mr. Murphy has served as our chief financial officer, treasurer and secretary since August 2013. Mr. Murphy has served as the chief financial officer, treasurer and secretary of PE-ARC since June 2013. He previously served as Vice Chairman of investment banking at Morgan Stanley from November 2009 to June 2013. He began his real estate career in 1986 when he joined the real estate group at Morgan Stanley as an associate. Prior to rejoining Morgan Stanley in June 2009, Mr. Murphy was a managing partner of Coventry Real Estate Advisors, or Coventry, a real estate private equity firm founded in 1998 which sponsors a series of institutional investment funds that acquire and develop retail properties. Since its inception, Coventry has invested over $2.5 billion in retail assets. Prior to joining Coventry in March 2008, Mr. Murphy served as Global Head of Real Estate Investment Banking for Deutsche Bank Securities, Inc. from February 2004 until November 2007. At Deutsche Bank, Mr. Murphy ran a team of over 100 professionals located in eight offices in the U.S., Europe, and Asia. Mr. Murphy’s Deutsche Bank team was recognized as an industry leader and under his management executed over 500 separate transactions on behalf of clients representing total transaction volume exceeding $400 billion. Prior to joining Deutsche Bank, Mr. Murphy was with Morgan Stanley for 15 years. He held a number of senior positions at Morgan Stanley including co-head of U.S. real estate investment banking and head of the private capital markets group, or PCM. PCM is the team at Morgan Stanley responsible for raising equity capital for Morgan Stanley’s real estate private equity funds as well as private equity capital on behalf of clients. During the time that Mr. Murphy ran PCM, the team raised in excess of $5 billion of equity capital. Mr. Murphy served on the investment committee of the Morgan Stanley Real Estate Funds from 1994 until his departure in 2004. During his tenure on the Investment Committee, the Morgan Stanley Real Estate Funds invested over $6.5 billion of equity capital globally in transactions with a total transaction value in excess of $35 billion. Mr. Murphy has served as an advisory director for Hawkeye Partners, a real estate private equity firm headquartered in Austin, Texas, since March 2005 and for Trigate Capital, a real estate private equity firm headquartered in Dallas, Texas, since September 2007. Mr. Murphy is a member of the Urban Land Institute, the Pension Real Estate Association and the National Association of Real Estate Investment Trusts. He received a bachelor of arts with Honors from the College of William and Mary and a master of business administration from the University of Michigan.

William M. Kahane — (Director) Mr. Kahane has served as one of our directors since August 2013. Mr. Kahane has served as a director of PE-ARC since December 2009. Mr. Kahane has been active in the structuring and financial management of commercial real estate investments for over 35 years. Mr. Kahane served as an executive officer of American Realty Capital Trust, Inc., or ARCT, the ARCT advisor and the ARCT property manager from their formation in August 2007 until the close of ARCT’s merger with Realty Income Corporation in January 2013. He also served as a director of ARCT from August 2007 until January 2013. Mr. Kahane served as a director of American Realty Capital — Retail Centers of America, Inc., or ARC RCA, since its formation in July 2010. He also served as an executive officer of ARC RCA and the ARC RCA advisor from their formation in July 2010 and May 2010, respectively, until March 2012. Mr. Kahane has served as a director of American Realty Capital New York Recovery REIT, Inc., or NYRR, since its formation in October 2009 and served as an executive officer of NYRR from October 2009 until March 2012 and as an executive officer of the NYRR advisor and the NYRR property manager from their formation in November 2009 until March 2012. Mr. Kahane served as a director of American Realty Capital Daily Net Asset Value Trust, Inc., or ARC DNAV, and as an executive officer of ARC DNAV, the ARC DNAV advisor and the ARC DNAV property manager from their formation in September 2010 until March 2012. Mr. Kahane served as an executive officer of American Realty Capital Trust III, Inc., or ARCT III, from October 2010 until April 2012 and as an executive officer of the ARCT III advisor and ARCT III property manager from their formation in October 2010 until April 2012. Mr. Kahane has served as a director of American Realty Capital Healthcare Trust, Inc., or ARC HT, since its formation in August 2010 and served as president and chief operating officer of ARC HT, the ARC HT advisor, and the ARC HT property manager from August 2010 until March 2012. Mr. Kahane has served as a director of American Realty Capital Properties, Inc., or ARCP, since February 2013 and previously served as a director and executive officer of ARCP and as an executive officer of the ARCP manager from their formation in December 2010 and November 2010, respectively, until March 2012. Mr. Kahane has also been an interested director of Business Development Corporation of America, or BDCA, since its formation in May 2010 and, until March 2012, was the president of BDCA. Mr. Kahane also served as president and chief operating officer of the BDCA advisor from its formation in June 2010 until March 2012. Mr. Kahane has served as a director of American Realty Capital Healthcare Trust II, Inc., or ARC HT II, since March 2013. Mr. Kahane has served as chief executive officer and a director of American Realty Capital Hospitality Trust, Inc., or ARC HOST, since August 2013. Mr. Kahane has also served as co-chief executive officer of the ARC HOST advisor and as chief executive officer of the ARC HOST property manager since August 2013. Mr. Kahane has served as chief executive officer and a director of RCS Capital Corporation, or RCS Capital, since February 2013. Mr. Kahane has served as a member of the investment committee of Aetos Capital Asia Advisors, a $3 billion series of opportunistic funds focusing on assets primarily in Japan and China, since 2008. Mr. Kahane began his career as a real estate lawyer practicing in the public and private sectors from 1974 to 1979. From 1981 to 1992, Mr. Kahane worked at Morgan Stanley & Co., specializing in real estate, becoming a managing director in 1989. In 1992, Mr. Kahane left Morgan Stanley to establish a real estate advisory and asset sales business known as Milestone Partners, which continues to operate and of which Mr. Kahane is currently the chairman. Mr. Kahane worked very closely with Nicholas Schorsch while a trustee at American Financial Realty Trust, or AFRT, from 2003 to 2006, during which time Mr. Kahane served as chairman of the finance committee of AFRT’s board of trustees. Mr. Kahane has been a managing director of GF Capital Management & Advisors LLC, or GF Capital, a New York-based merchant banking firm, where he has directed the firm’s real estate investments since 2001. GF Capital offers comprehensive wealth management services through its subsidiary TAG Associates LLC, a leading multi-client family office and portfolio management services company with approximately $5 billion of assets under management. Mr. Kahane also was on the board of directors of Catellus Development Corp., a NYSE growth-oriented real estate development company, where he served as chairman. Mr. Kahane received a B.A. from Occidental College, a J.D. from the University of California, Los Angeles Law School and an MBA from Stanford University’s Graduate School of Business.

Among other factors, we believe that Mr. Kahane’s current experience as a director of ARCP, ARC RCA, BDCA, NYRR, ARC HT, ARC HT II, PE-ARC and ARC HOST, his prior experience as an executive officer and director of ARC DNAV, ARCT III, ARCP and ARCT, his prior experience as chairman of the board of Catellus Development Corp. and his significant investment banking experience in real estate, make him well qualified to serve as a member of our board of directors.

C. Ann Chao — (Independent Director) Ms. Chao has served as one of our directors since September 2013. Ms. Chao is a former investment banker and financial analyst. From 2010 to 2011, Ms. Chao served in various capacities at the United Nations International School in New York, including as co-chair of its capital campaign. From 1992 to 1997, she was with Goldman Sachs in New York, most recently as a vice president in its public finance group where she specialized in corporate tax-exempt debt underwriting. From 1985 to 1990, she was an equity research analyst and broker with Jardine Fleming (now part of JPMorgan Chase) and affiliates, based in Hong Kong and New York. Ms. Chao is a former board member of TADA!, a philanthropic musical theater organization for children, and is a current board member of The Diller-Quaile School of Music in New York. She received a bachelor of arts in economics from Colgate University in 1982 and a master’s degree in public policy from Harvard University in 1992. Among the most important factors that led to the board of directors’ recommendation that Ms. Chao serve as our director are Ms. Chao’s integrity, judgment, leadership skills, accounting and financial management expertise, and independence from management and our sponsor and their affiliates.

David W. Garrison — (Independent Director) Mr. Garrison has served as one of our directors since September 2013. Mr. Garrison has served as a director of SonicWALL, Inc. since January 2003. Mr. Garrison is currently president and chief executive officer of STSN, a provider of broadband services for hotels and has served in such position since October 2002. From 2000 to 2001, Mr. Garrison was chairman and chief executive officer of Verestar, a satellite services company, where he also served on the board of Verestar's parent company, American Tower. From 1995 to 1998, Mr. Garrison was chairman and chief executive officer of Netcom, a pioneer Internet service provider. Mr. Garrison has served as an independent director on more than a half dozen boards of private and public companies, and he is currently a member of the board of directors of Ameritrade, where he is the chair of the independent directors committee. Mr. Garrison holds a bachelor of science degree from Syracuse University and a master of business administration degree from Harvard University. Among the most important factors that led to the board of directors’ recommendation that Mr. Garrison serve as our director are Mr. Garrison’s integrity, judgment, leadership skills, commercial business experience, public company director experience, and independence from management and our sponsors and their affiliates.

Mark D. McDade — (Independent Director) Mr. McDade has served as executive vice president of Established Brands, Solutions and Supply for UCB, Inc. since February 2013. From April 2008 to February 2013, Mr. McDade served as executive vice president of Global Operations for UCB. From 2002 until late 2007, Mr. McDade served as chief executive officer and a director of PDL Biopharma Inc., an antibody-based biopharmaceutical company located in Redwood City, California. Prior to 2002, he served as chief executive officer of Signature Bioscience Inc., located in San Francisco, California. Mr. McDade was founder and a director of Corixa Corporation, where he served as chief operating officer from September 1994 to December 1998 and as president and chief operating officer from January 1999 until his departure in late 2000 to join Signature Bioscience Inc. Before Corixa Corporation, Mr. McDade was chief operating officer of Boehringer Mannheim Therapeutics, the bio-pharmaceutical division of Corange Ltd., and prior to that he held several positions at Sandoz Ltd., including in business development, product management and general management. Mr. McDade received his bachelor of arts degree from Dartmouth College and his master of business administration degree from Harvard Business School. Among the most important factors that led to the board of directors’ recommendation that Mr. McDade serve as our director are Mr. McDade’s integrity, judgment, leadership skills, commercial business experience, public company director experience, and independence from management and our sponsors and their affiliates.

Sridhar Sambamurthy — (Independent Director) Mr. Sambamurthy has served as one of our directors since September 2013. Mr. Sambamurthy is currently managing principal and co-founder of West Point Partners LLC, a real estate investment and advisory firm based in New York and has been acting in that capacity since April 2009. From April 2005 until December 2008, Mr. Sambamurthy was a managing director and member of the Investment Committee at Starwood Capital Group. While at Starwood Capital Group, Mr. Sambamurthy was responsible for corporate, entity level and platform investments in real estate, lodging, leisure, gaming and alternative sectors. Mr. Sambamurthy was also involved with various restructurings and debt transactions. Prior to joining Starwood Capital Group, from February 2002 until March 2005, Mr. Sambamurthy was a managing director at Deutsche Bank where he was the head of the mergers and acquisitions and restructuring practice for the real estate lodging and leisure sectors for the Americas. Mr. Sambamurthy was also an executive director in the real estate investment banking group at Morgan Stanley where he served from 1994 until January 2002. Prior to joining Morgan Stanley, Mr. Sambamurthy held positions at Vornado Realty Trust, Ernst & Young and AF Ferguson & Co. Mr. Sambamurthy is a member of the board of directors of Northstar Realty Finance Corporation, a NYSE listed public company. He is a member of multiple civic organizations, including the Urban Land Institute, Council of Foreign Relations, U.S. India Business Council and New Jersey SEEDS. Mr. Sambamurthy is a certified public accountant and received a bachelor of finance from the University of Madras and a master of business administration from New York University’s Stern School of Business. Among the most important factors that led to the board of directors’ recommendation that Mr. Sambamurthy serve as our director are Mr. Sambamurthy’s integrity, judgment, leadership skills, extensive commercial real estate expertise, accounting and financial management expertise, public company director experience, and independence from management and our sponsors and their affiliates.

Section 16(a) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, once our shares of common stock are registered pursuant to Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”), directors, executive officers and any persons beneficially owning more than 10% of our common stock are required to report their initial ownership of the common stock and most changes in that ownership to the SEC. As of December 31, 2013, none of the individuals above owned a sufficient number of shares of our common stock so as to require a report to be filed.

Committees of our Board of Directors

Our board of directors may delegate many of its powers to one or more committees. Our charter requires that each committee consist of at least a majority of independent directors. Our charter requires that we establish a Conflicts Committee. We have established a Conflicts Committee and an Audit Committee.

Audit Committee

Our board of directors has established an Audit Committee, which consists solely of independent directors. The Audit Committee, by approval of at least a majority of the members, selects the independent registered public accounting firm to audit our annual financial statements, reviews with the independent registered public accounting firm the plans and results of the audit engagement, approves the audit and non-audit services provided by the independent registered public accounting firm, reviews the independence of the independent registered public accounting firm, considers the range of audit and non-audit fees and reviews the adequacy of our internal accounting controls. The members of the Audit Committee are David W. Garrison (Chair), C. Ann Chao, and Sridhar Sambamurthy. Each of the members of the Audit Committee is “independent” as defined by the New York Stock Exchange (“NYSE”). The board has determined that Mr. Garrison and Mr. Sambamurthy qualify as Audit Committee “financial experts” within the meaning of SEC rules. Our board of directors has adopted a charter for the Audit Committee that sets forth its specific functions and responsibilities.

Conflicts Committee

In order to reduce or eliminate certain potential conflicts of interest, our charter creates a Conflicts Committee of our board of directors consisting solely of all of our independent directors. All actions that are required to be taken by our independent directors under the NASAA REIT Guidelines must be taken by the Conflicts Committee pursuant to our charter. Our charter also authorizes the Conflicts Committee to act on any matter permitted under Maryland law. Both our board of directors and the Conflicts Committee must act upon those conflict-of-interest matters that cannot be delegated to a committee under Maryland law. Our charter also empowers the Conflicts Committee to retain its own legal and financial advisors.

Our charter requires that the Conflicts Committee discharge the responsibilities of our board of directors relating to the nomination of independent directors and the compensation of our independent directors. Our Conflicts Committee also discharges the responsibilities of our board of directors relating to the compensation of our executives. Subject to the limitations in our charter, the Conflicts Committee administers our 2013 Long Term Incentive Plan and 2013 Independent Director Stock Plan. The members of the Conflicts Committee are all of our independent directors.

Oversight of Executive Officer and Director Compensation

We do not have a standing compensation committee as we have no paid employees and our executive officers do not receive compensation directly from us for services rendered to us. Our executive officers are also officers of our Sub-advisor and its affiliates and are compensated by these entities, in part, for their services to us. Thus, we do not expect our board of directors to be required to act upon matters of executive compensation. Our Conflicts Committee is, however, expected to act upon the continuation, renewal or enforcement of the advisory agreement pursuant to which the AR Capital sponsor and Sub-advisor receive fees and reimbursement of expenses, including the Sub-advisor's compensation of our executive officers. Our Conflicts Committee is also responsible for discharging the board of directors’ responsibilities relating to the compensation of our directors and would be expected to act upon matters of executive compensation as necessary.

ITEM 11.      EXECUTIVE COMPENSATION

Compensation of Executive Officers

Our executive officers do not receive compensation directly from us for services rendered to us. Our executive officers are also officers of the Sub-advisor and its affiliates and are compensated by these entities, in part, for their services to us. Under the terms of the advisory agreement and sub-advisory agreement, the Sub-advisor, on behalf of the Advisor, is responsible for providing our day-to-day management, subject to the authority of our board of directors. See Item 13 for a discussion of the fees paid and expenses reimbursed to the Advisor, the Sub-advisor and their affiliates in connection with managing our operations. Subsequent to December 31, 2013, included in the organization and offering costs for which we reimburse the Advisor and Sub-advisor up to 2.0% of gross offering proceeds as of the date of reimbursement may be expenses related to the portion of our executive officers’ salaries allocated to providing services to us related to our offering. The Sub-advisor has not allocated to us any expenses related to our executive officers' salaries as of December 31, 2013.

When reimbursing the Advisor and Sub-advisor for organization and offering expenses, subject to above-described limitation, we will first reimburse all costs incurred to third-parties to date; once all third-party costs have been reimbursed, we will then reimburse the Advisor and Sub-advisor for personnel expenses, including expenses related to our allocable portion of the salaries of our executive officers incurred to date. During the period from June 5, 2013 (formation) to December 31, 2013, we did not reimburse the Advisor and Sub-advisor for any portion of the salaries of our executive officers because organization and offering expenses incurred by the Advisor and Sub-advisor were in excess of 2.0% of gross offering proceeds and third-party costs incurred to date were reimbursed first.

Compensation of Directors

We have provided below certain information regarding compensation earned by our directors during 2013.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jeffrey S. Edison (1)	—	—	—	—	—	—	—
William M. Kahane (1)	—	—	—	—	—	—	—
C. Ann Chao	$8,250	—	—	—	—	—	$8,250
David W. Garrison	$8,750	—	—	—	—	—	$8,750
Mark D. McDade	$7,500	—	—	—	—	—	$7,500
Sridhar Sambamurthy	$7,500	—	—	—	—	—	$7,500

(1) Directors who are not independent of us do not receive compensation for services rendered as a director.

Cash Compensation

We compensate each of our independent directors with an annual retainer of $30,000. Our Conflicts Committee may also grant awards of restricted stock from time to time to our independent directors under the 2013 Independent Director Stock Plan described below. As of the date of this filing, we have yet to grant any such awards to our directors. In our management’s discretion, we may also pay independent directors for attending board and committee meetings as follows:

•	$1,000 in cash for each board meeting attended in person; and

•	$1,000 in cash for each committee meeting attended in person.

In addition, the Audit Committee chair receives an annual retainer of $5,000, and the Conflicts Committee chair receives an annual retainer of $3,000. Our independent directors have the option to receive their applicable director compensation in the form of shares of our common stock, rather than cash. Such shares are purchased on each director’s behalf at a price of $22.50 per share, as no dealer manager fees or selling commissions are paid in connection with such transactions. All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors and the committees thereof. If a director is also one of our officers, we do not pay any compensation for services rendered as a director.

2013 Long-Term Incentive Plan

We have adopted our 2013 Long-Term Incentive Plan, which we refer to as the Incentive Plan. The Incentive Plan is intended to attract and retain officers, advisors and consultants (including key employees thereof) considered essential to our long-range success by offering these individuals an opportunity to participate in our growth through awards in the form of, or based on, our common stock. Although we do not currently intend to hire any employees, any employees we may hire in the future would also be eligible to participate in the Incentive Plan. The Incentive Plan may be administered by a committee appointed by the board of directors, or the plan committee, or by the board of directors if no committee is appointed. The Incentive Plan authorizes the granting of awards to participants in the following forms:

•	options to purchase shares of our common stock, which may be nonstatutory stock options or incentive stock options under the Code;

•	stock appreciation rights, or SARs, which give the holder the right to receive the difference between the fair market value per share of common stock on the date of exercise over the SAR grant price;

•	performance awards, which are payable in cash or stock upon the attainment of specified performance goals;

•	restricted stock, which is subject to restrictions on transferability and other restrictions set by the plan committee;

•
restricted stock units, which give the holder the right to receive shares of stock, or the equivalent value in cash or other property, in the future, which right is subject to certain restrictions and to risk of forfeiture;

•	deferred stock units, which give the holder the right to receive shares of stock, or the equivalent value in cash or other property, at a future time;

•	dividend equivalents, which entitle the participant to payments equal to any dividends paid on the shares of stock underlying an award; and

•	other stock-based awards at the discretion of the plan committee, including unrestricted stock grants.

All awards must be evidenced by a written agreement with the participant, which will include the provisions specified by the plan committee or our board of directors, as applicable. We may not issue options or warrants to purchase our capital stock to our Advisor, our Sub-advisor, our officers or any of their affiliates, except on the same terms as such options or warrants are sold to the general public. We may not issue options or warrants at exercise prices less than the fair market value of the underlying securities on the date of grant or for consideration (which may include services) that in the judgment of the plan committee has a market value less than the value of such option or warrant on the date of grant. Any options, warrants or other stock awards we issue to our Advisor, our Sub-advisor, our directors or officers or any affiliate of the foregoing, whether under the Incentive Plan or under the Independent Director Stock Plan, shall not exceed an amount equal to 5.0% of our outstanding capital stock on the date of grant.

The plan committee administers the Incentive Plan, with sole authority to select participants, determine the types of awards to be granted, and all of the terms and conditions of the awards, including whether the grant, vesting or settlement of awards may be subject to the attainment of one or more performance goals. Awards are not granted under the Incentive Plan if the grant, vesting or exercise of the awards would jeopardize our status as a REIT under the Code or otherwise violate the ownership and transfer restrictions imposed under our charter. Unless otherwise determined by the plan committee, no award granted under the Incentive Plan is transferable except through the laws of descent and distribution or except, in the case of an incentive stock option, pursuant to a qualified domestic relations order.

We have reserved an aggregate number of 4,000,000 shares for issuance pursuant to awards granted under the Incentive Plan. In the event of a transaction between us and our stockholders that causes the per-share value of our common stock to change (including, without limitation, any stock distribution, stock split, spin-off, rights offering or large nonrecurring cash dividend), the share authorization limits under the Incentive Plan will be adjusted proportionately, and the plan committee must make such adjustments to the Incentive Plan and awards as it deems necessary, in its sole discretion, to prevent dilution or enlargement of rights immediately resulting from such transaction. In the event of a stock split, a stock dividend or a combination or consolidation of the outstanding shares of common stock into a lesser number of shares, the authorization limits under the Incentive Plan will automatically be adjusted proportionately, and the shares then subject to each award will automatically be adjusted proportionately without any change in the aggregate purchase price.

The Incentive Plan will automatically expire on November 7, 2023, unless extended or earlier terminated by the board of directors. The board of directors or the plan committee may terminate the Incentive Plan at any time, but termination will have no adverse impact on any award that is outstanding at the time of the termination. The board of directors or the plan committee may amend the Incentive Plan at any time, but no amendment to the incentive plan will be effective without the approval of our stockholders if such approval is required by any law, regulation or rule applicable to the Incentive Plan. No termination or amendment of the Incentive Plan may, without the written consent of the participant, reduce or diminish the value of an outstanding award. The plan committee may amend or terminate outstanding awards, but such amendment or termination may require consent of the participant. Unless approved by our stockholders, the original term of an option may not be extended. Unless permitted by the anti-dilution provisions of the Incentive Plan, the exercise price of an outstanding option may not be reduced, directly or indirectly, without approval by our stockholders.

No awards have been issued under the Incentive Plan, and we currently have no plans to issue any awards.

2013 Independent Director Stock Plan

Our 2013 Independent Director Stock Plan, which we refer to as the Independent Director Plan, offers our independent directors an opportunity to participate in our growth through awards of shares of restricted common stock subject to time-based vesting. Our Conflicts Committee may grant our independent directors awards of restricted stock from time to time.

Our Conflicts Committee administers the Independent Director Plan, with sole authority to determine all of the terms and conditions of the awards. No awards are granted under the Independent Director Plan if the grant or vesting of the awards would jeopardize our status as a REIT under the Code or otherwise violate the ownership and transfer restrictions imposed under our charter. Unless otherwise determined by our board of directors, no award granted under the Independent Director Plan is transferable except through the laws of descent and distribution.

We have authorized and reserved 200,000 shares for issuance under the Independent Director Plan. In the event of a transaction between us and our stockholders that causes the per-share value of our common stock to change (including, without limitation, any stock dividend, stock split, spin-off, rights offering or large nonrecurring cash dividend), the share authorization limits under the Independent Director Plan will be adjusted proportionately, and the board of directors will make such adjustments to the Independent Director Plan and awards as it deems necessary, in its sole discretion, to prevent dilution or enlargement of rights immediately resulting from such transaction. In the event of a stock split, a stock dividend or a combination or consolidation of the outstanding shares of common stock into a lesser number of shares, the authorization limits under the Independent Director Plan will automatically be adjusted proportionately, and the shares then subject to each award will automatically be adjusted proportionately without any change in the aggregate purchase price.

The Conflicts Committee may in its sole discretion at any time determine that all or a part of a director’s time-based vesting restrictions on all or a portion of a director’s outstanding shares of restricted stock will lapse, as of such date as the committee may, in its sole discretion, declare. The Conflicts Committee may discriminate among participants or among awards in exercising such discretion.

The Independent Director Plan will automatically expire on November 7, 2023, unless extended or earlier terminated by our board of directors. Our board of directors may terminate the Independent Director Plan at any time. The expiration or other termination of the Independent Director Plan will not, without the participants’ consent, have an adverse impact on any award that is outstanding at the time the Independent Director Plan expires or is terminated. Our board of directors may amend the Independent Director Plan at any time, but no amendment will adversely affect any award without the participant’s consent and no amendment to the Independent Director Plan will be effective without the approval of our stockholders if such approval is required by any law, regulation or rule applicable to the Independent Director Plan.

No awards have been issued under the Independent Director Plan.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Equity Compensation Plan Information

We have adopted the 2013 Long-Term Incentive Plan, which we refer to as the Incentive Plan, and the 2013 Independent Director Stock Plan, which we refer to as the Independent Director Plan. The Incentive Plan and the Independent Director Plan, collectively, are intended to attract and retain officers, directors, advisors and consultants considered essential to our long-range success by offering these individuals an opportunity to participate in our growth through awards in the form of, or based on, our common stock. Although we do not currently intend to hire any employees, any employees we may hire in the future would also be eligible to participate in the Incentive Plan. We have reserved an aggregate number of 4,000,000 shares for issuance pursuant to awards granted under the Incentive Plan. We have also reserved an aggregate number of 200,000 shares for issuance pursuant to awards under the Independent Director Plan. Both plans were approved prior to commencement of our offering by our board of directors and by our sole stockholder on November 7, 2013. No awards have been issued under either of the plans, and we currently have no plans to issue any awards under the Incentive Plan.

Security Ownership of Certain Beneficial Owners

As of December 31, 2013, we had issued 8,888 shares of common stock. All of the issued shares were owned by our Sub-advisor, Phillips-Edison NTR II LLC.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Director Independence

Although our shares are not listed for trading on any national securities exchange, a majority of the members of our board of directors, and all of the members of the Audit Committee and the Conflicts Committee are “independent” as defined by the NYSE. The NYSE standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, the board of directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us). The board of directors has determined that C. Ann Chao, David W. Garrison, Mark D. McDade, and Sridhar Sambamurthy each satisfies the bright-line criteria and that none has a relationship with us that would interfere with such person’s ability to exercise independent judgment as a member of the board. None of these directors has ever served as (or is related to) an employee of ours or any of our predecessors or acquired companies or received or earned any compensation from us or any such other entities except for compensation directly related to service as a director of us. Therefore, we believe that all of these directors are independent directors.

Transactions with Related Persons

The Advisor is wholly owned by our AR Capital sponsor. The Sub-advisor is wholly owned by our Phillips Edison sponsor. Additionally, certain of our directors and officers, Messrs. Edison, Addy, Bessey, and Murphy, serve as the executive officers of the Sub-advisor. The Property Manager is wholly owned by our Phillips Edison sponsor, and Mr. Edison holds a key position at the Property Manager, as does Michael C. Phillips, a co-founder of our Phillips Edison sponsor. The Dealer Manager is under common ownership with our AR Capital sponsor.

Our charter requires our Conflicts Committee to review and approve all transactions involving our affiliates and us. Prior to entering into a transaction with an affiliate that is not covered by the advisory agreement with the Advisor, a majority of the Conflicts Committee must conclude that the transaction is fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. In addition, our Code of Ethics lists examples of types of transactions with affiliates that would create prohibited conflicts of interest. Under the Code of Ethics, our officers and directors are required to bring potential conflicts of interest to the attention of the chairman of our Audit Committee promptly. The Conflicts Committee will review material transactions between our affiliates and us, as well as any such currently proposed transactions.

Refer to Note 7 within the consolidated financial statements for the period from June 5, 2013 (formation) to December 31, 2013 for a detailed description of all transactions with related parties.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Auditors

During the period from June 5, 2013 (formation) to December 31, 2013, Deloitte & Touche LLP served as our independent auditor and provided certain domestic tax and other services. Deloitte & Touche LLP reports directly to our audit committee.

Pre-approval Policies

The Audit Committee’s charter imposes a duty on the Audit Committee to pre-approve all auditing services performed for us by our independent auditors, as well as all permitted non-audit services (including the fees and terms thereof) in order to ensure that the provision of such services does not impair the auditors’ independence. Unless a type of service to be provided by the independent auditors has received “general” preapproval, it will require “specific” preapproval by the Audit Committee.

All requests or applications for services to be provided by the independent auditor which do not require specific preapproval by the Audit Committee will be submitted to management and must include a detailed description of the services to be rendered. Management will determine whether such services are included within the list of services that have received the general preapproval of the Audit Committee. The Audit Committee will be informed on a timely basis of any such services rendered by the independent auditors.

Requests or applications to provide services that require specific preapproval by the Audit Committee will be submitted to the Audit Committee by both the independent auditors and the Chief Financial Officer, and must include a joint statement as to whether, in their view, the request or application is consistent with the SEC’s rules on auditor independence. The chair of the Audit Committee has been delegated the authority to specifically pre-approve all services not covered by the general preapproval guidelines up to an amount not to exceed $75,000 per occurrence. Amounts requiring preapproval in excess of $75,000 per occurrence require specific preapproval by all members of the Audit Committee prior to engagement of our independent auditors. All amounts specifically preapproved by the chair of the Audit Committee in accordance with this policy are to be disclosed to the full Audit Committee at the next regularly scheduled meeting.

All services rendered by Deloitte & Touche LLP for the period from June 5, 2013 (formation) to December 31, 2013 were preapproved in accordance with the policies and procedures described above.

Principal Auditor Fees

The following table sets forth fees for professional audit services rendered for the audit of our consolidated financial statements for 2013 by Deloitte & Touche LLP and fees for other services rendered by them:

2013
Audit fees (1)	$145,900
Tax fees (2)	3,800
Total	$149,700

(1) Audit fees include the financial statement audit and services provided related to the registration statements and related filings.
(2) Tax fees consist of fees for review of certain tax forms and related filings.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)         Financial Statement Schedules

See the Index to Financial Statements at page F-1 of this report.

(b)         Exhibits

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K (and are numbered in accordance with Item 601 of Regulation S-K).

Ex.	Description
1.1*	Dealer Manager Agreement among the Company, American Realty Capital PECO II Advisors, LLC and Realty Capital Securities, LLC
1.2(2)	Form of Soliciting Dealer Agreement between Realty Capital Securities, LLC and the Soliciting Dealers
3.1(1)	Articles of Amendment and Restatement for the Company
3.2*	Bylaws of the Company
4.1*	Agreement of Limited Partnership of Phillips Edison — ARC Grocery Center Operating Partnership II, L.P.
10.1*	Amended and Restated Subscription Escrow Agreement among the Company, UMB Bank, N.A. and Realty Capital Securities, LLC
10.2*	Advisory Agreement, by and among the Company, Phillips Edison — ARC Grocery Center Operating Partnership II, L.P. and American Realty Capital PECO II Advisors, LLC
10.3*	Master Property Management, Leasing and Construction Management Agreement
10.4(1)	2013 Independent Director Stock Plan
10.5(1)	2013 Long-Term Incentive Plan
10.6*	Sub-Advisory Agreement between American Realty Capital PECO II Advisors, LLC and Phillips Edison NTR II LLC
10.7*	Assignment and Assumption of Rights Under Shopping Center Purchase Agreement - Staunton Plaza
10.8*	Investment Opportunity Allocation Agreement
21*	List of Subsidiaries
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Written statement of the Principal Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Written statement of the Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

(1) Previously filed as an Exhibit to the Company’s Registration Statement on Form S-11/A with the SEC on November 8, 2013.

(2) Previously filed as an Exhibit to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11/A with the SEC on October 2, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Phillips Edison—ARC Grocery Center REIT II, Inc.
Cincinnati, Ohio

We have audited the accompanying consolidated balance sheet of Phillips Edison—ARC Grocery Center REIT II, Inc. and subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of operations and comprehensive loss, equity, and cash flows for the period from June 5, 2013 (formation) to December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Phillips Edison – ARC Grocery Center REIT II, Inc. and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the period from June 5, 2013 (formation) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
March 6, 2014

PHILLIPS EDISON – ARC GROCERY CENTER REIT II, INC.
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2013
(In thousands, except share and per share amounts)

December 31, 2013
ASSETS
Cash and cash equivalents	$100
Deferred offering costs	1,858
Prepaid expenses and other	390
Total assets	$2,348

LIABILITIES AND EQUITY
Liabilities:
Accounts payable – affiliates	$1,988
Accrued and other liabilities	9
Notes payable	296
Total liabilities	2,293
Commitments and contingencies (Note 6)	—
Equity:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, zero shares issued and outstanding at December 31, 2013	—
Common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 8,888 shares issued and outstanding at December 31, 2013	—
Additional paid-in capital	200
Accumulated deficit	(145)
Total equity	55
Total liabilities and equity	$2,348

See notes to consolidated financial statements.

PHILLIPS EDISON – ARC GROCERY CENTER REIT II, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE PERIOD FROM JUNE 5, 2013 (FORMATION) TO DECEMBER 31, 2013
(In thousands, except share and per share amounts)

2013
Revenues:	$—
Expenses:
General and administrative	145
Net loss	$(145)
Per share information - basic and diluted:
Loss per share - basic and diluted	$(16.31)
Weighted-average common shares outstanding - basic and diluted	8,888

Comprehensive loss:
Net loss	(145)
Other comprehensive income	—
Comprehensive loss	$(145)

See notes to consolidated financial statements.

PHILLIPS EDISON – ARC GROCERY CENTER REIT II, INC.
CONSOLIDATED STATEMENT OF EQUITY
FOR THE PERIOD FROM JUNE 5, 2013 (FORMATION) TO DECEMBER 31, 2013
(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at June 5, 2013 (formation)	—	$—	$—	$—	$—
Issuance of common stock	8,888	—	200	—	200
Net loss	—	—	—	(145)	(145)
Balance at December 31, 2013	8,888	$—	$200	$(145)	$55

See notes to consolidated financial statements.

PHILLIPS EDISON – ARC GROCERY CENTER REIT II, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JUNE 5, 2013 (FORMATION) TO DECEMBER 31, 2013
(In thousands, except share and per share amounts)

2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(145)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid expenses and other	(390)
Accounts payable – affiliates	130
Accrued and other liabilities	9
Net cash used in operating activities	(396)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	200
Proceeds from notes payable	296
Net cash provided by financing activities	496
NET INCREASE IN CASH AND CASH EQUIVALENTS	100
CASH AND CASH EQUIVALENTS:
Beginning of period	—
End of period	$100
SUPPLEMENTAL CASHFLOW DISCLOSURE, INCLUDING NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in offering costs payable to sub-advisor	$1,858

See notes to consolidated financial statements.

Phillips Edison—ARC Grocery Center REIT II, Inc.
Notes to Consolidated Financial Statements

1. ORGANIZATION

Phillips Edison—ARC Grocery Center REIT II, Inc. (the "Company") was formed as a Maryland corporation on June 5, 2013, and intends to qualify as a real estate investment trust (“REIT”) beginning with the taxable year ending December 31, 2014. Substantially all of our business is expected to be conducted through Phillips Edison—ARC Grocery Center Operating Partnership II, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on June 4, 2013. We are a limited partner of the Operating Partnership, and our wholly owned subsidiary, PE-ARC Grocery Center OP GP II LLC, is the sole general partner of the Operating Partnership. As we accept subscriptions for shares in our continuous public offering, we will transfer all of the net proceeds of the offering to the Operating Partnership as a capital contribution in exchange for units of limited partnership interest; however, we are deemed to have made capital contributions in the amount of the gross offering proceeds received from investors.

We are offering to the public, pursuant to a registration statement, $2.475 billion in shares of common stock on a “reasonable best efforts” basis in our initial public offering. Our initial public offering consists of a primary offering of $2.0 billion in shares offered to investors at a price of $25.00 per share, with discounts available for certain categories of purchasers, and $475 million in shares offered to stockholders pursuant to a distribution reinvestment plan (the “DRIP”) at a price of $23.75 per share. We have the right to reallocate the shares of common stock offered between the primary offering and the DRIP.

On November 25, 2013, the registration statement for our offering was declared effective under the Securities Act of 1933, and on January 9, 2014, we broke the minimum offering escrow requirement of $2,000,000. Prior to January 9, 2014, our operations had not yet commenced. As of December 31, 2013, we had raised approximately $200,000 in gross offering proceeds from the issuance of 8,888 shares of common stock to Phillips Edison NTR II LLC (the “Sub-advisor”).

Our advisor is American Realty Capital PECO II Advisors, LLC (the “Advisor”), a newly organized limited liability company that was formed in the State of Delaware on July 9, 2013 and is indirectly wholly-owned by AR Capital LLC (formerly American Realty Capital II, LLC) (the “AR Capital sponsor”). We have entered into an advisory agreement with the Advisor which makes the Advisor ultimately responsible for the management of our day-to-day activities and the implementation of our investment strategy. The Advisor has delegated certain duties under the advisory agreement, including the management of our day-to-day operations and our portfolio of real estate assets, to the Sub-advisor, which is directly or indirectly owned by Phillips Edison Limited Partnership (the “Phillips Edison sponsor”) and Michael Phillips and Jeffrey Edison. Notwithstanding such delegation to the Sub-advisor, the Advisor retains ultimate responsibility for the performance of all the matters entrusted to it under the advisory agreement.

We intend to invest primarily in well-occupied grocery-anchored neighborhood and community shopping centers leased to a mix of national, creditworthy retailers selling necessity-based goods and services in strong demographic markets throughout the United States. In addition, we may invest in other retail properties including power and lifestyle shopping centers, multi-tenant shopping centers, free-standing single-tenant retail properties, and other real estate and real estate-related loans and securities depending on real estate market conditions and investment opportunities that we determine are in the best interests of our stockholders. We expect that retail properties primarily would underlie or secure the real estate-related loans and securities in which we may invest.

As of December 31, 2013, we did not own any properties, nor had we entered into any agreements to purchase properties. On December 18, 2013, an affiliate of our Sub-advisor, Phillips Edison Group LLC (the “Affiliate”), entered into a purchase agreement with Staunton Plaza, LLC, a Virginia limited liability company, to purchase Staunton Plaza. However, as described within Note 10 to the consolidated financial statements, this purchase agreement was not assigned to us by the Affiliate until January 27, 2014.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation—The accompanying financial statements of Phillips Edison – ARC Grocery Center REIT II, Inc. have been prepared pursuant to accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries (over which we exercise financial and operating control). All intercompany balances and transactions are eliminated upon consolidation.

Use of Estimates—The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents—We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short term investments are stated at cost, which approximates fair value and may consist of investments in money market accounts.

Organizational and Offering Costs—The Sub-advisor has paid offering expenses on our behalf. Pursuant to the terms of our advisory agreement with the Advisor, we will reimburse the Sub-advisor on a monthly basis for these costs and future offering costs it, the Advisor, or any of their respective affiliates may incur on our behalf but only to the extent that the reimbursement would not exceed 2.0% of gross offering proceeds over the life of the offering or cause the selling commissions, the dealer manager fee and the other organization and offering expenses borne by us to exceed 15.0% of gross offering proceeds as of the date of the reimbursement. Organization and offering expenses include all expenses (other than selling commissions and the dealer manager fee) incurred by or on behalf of us in connection with or in preparing for the registration of and subsequently offering and distributing our shares of common stock to the public, which may include, but are not limited to, expenses for printing, engraving and mailing; compensation of employees while engaged in sales activity; charges of transfer agents, registrars, trustees, escrow holders, depositaries and experts; third-party due diligence fees as set forth in detailed and itemized invoices; and expenses of qualification of the sale of the securities under federal and state laws, including taxes and fees, accountants’ and attorneys’ fees. Pursuant to the terms of the sub-advisory agreement between the Advisor and Sub-advisor, this organization and offering expense limitation of 2.0% is apportioned as follows: 1.5% to our Sub-advisor; and 0.5% to our Advisor. Costs associated with the offering are deferred and will be charged against the gross proceeds of the offering upon the receipt of such proceeds. Organizational costs are expensed as incurred by us, the Advisor, Sub-advisor or their respective affiliates on behalf of us.

Income Taxes—We intend to elect to be taxed as a REIT under the Internal Revenue Code (the “Code”), commencing with the taxable year ending December 31, 2014. Our qualification and taxation as a REIT depends on our ability, on a continuing basis, to meet certain organizational and operational qualification requirements imposed upon REITs by the Code. If we fail to qualify as a REIT for any reason in a taxable year, we will be subject to tax on our taxable income at regular corporate rates. We would not be able to deduct distributions paid to stockholders in any year in which we fail to qualify as a REIT. We will also be disqualified for the four taxable years following the year during which qualification was lost unless we are entitled to relief under specific statutory provisions. Additionally, GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination.

Repurchase of Common Stock—We offer a share repurchase program which may allow certain stockholders to have their shares repurchased subject to approval and certain limitations and restrictions (see Note 3). We account for those financial instruments that represent our mandatory obligation to repurchase shares as liabilities to be reported at settlement value. At such time, we will reclassify such obligations from equity to a liability based upon their respective settlement values. As of December 31, 2013, no such obligations existed.

Class B Units—Under the terms of the Agreement of Limited Partnership of the Operating Partnership, we will issue to the Advisor and Sub-advisor units of the Operating Partnership designated as “Class B units” in connection with the asset management services provided by the Advisor and Sub-advisor.

The Class B units will vest, and will no longer be subject to forfeiture, at such time as all of the following events occur: (x) the value of the Operating Partnership’s assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6% cumulative, non-compounded, pre-tax annual return thereon (the “economic hurdle”); (y) any one of the following occurs: (1) the termination of the advisory agreement by an affirmative vote of a majority of our independent directors without cause; (2) a listing event; or (3) another liquidity event; and (z) the Advisor is still providing advisory services to us (the “service condition”). Such Class B units will be forfeited immediately if: (a) the advisory agreement is terminated for cause; or (b) the advisory agreement is terminated by an affirmative vote of a majority of our independent directors without cause before the economic hurdle has been met.

We have concluded that the Advisor and Sub-advisor’s performance under the advisory agreement and the sub-advisory agreement is not complete until they have served as the Advisor and Sub-advisor through the date of a Liquidity Event because, prior to such date, the Class B units are subject to forfeiture by the Advisor and Sub-advisor. A Liquidity Event is defined as being the first to occur of the following: (i) an OP unit transaction, (ii) a listing, or (iii) a termination without cause. Additionally, the Advisor and Sub-advisor have no disincentive for nonperformance other than the forfeiture of Class B units, which is not a sufficiently large disincentive for nonperformance and, accordingly, no performance commitment exists. As a result, we have concluded the measurement date occurs when a Liquidity Event has occurred and at such time the Advisor and Sub-advisor have continued providing advisory services, and that the Class B units are not considered issued until such a Liquidity Event.

The Class B units have both a market condition and a service condition up to and through a Liquidity Event. We intend to recognize costs during periods prior to the final measurement date in accordance with GAAP. As a result, the vesting of Class B units occurs only upon completion of both a market condition and service condition.  The satisfaction of the market or service condition is not probable and thus no compensation will be recognized unless the market condition or service condition becomes probable.

Because the Advisor and Sub-advisor can be terminated without cause before a Liquidity Event occurs and at such time the market condition and service condition may not be met, the Class B units may be forfeited.  Additionally, if the market condition and service condition had been met and a Liquidity Event had not occurred, the Advisor and Sub-advisor could not control the Liquidity Event because each of the aforementioned events that represent a Liquidity Event must be approved unanimously by our independent directors. As a result, we have concluded that the service condition is not probable.

Based on our conclusion of the market condition and service condition not being probable, the Class B Units will be treated as unissued for accounting purposes until the market condition, service condition and Liquidity Event have been achieved.  However, as the Class B Units are deemed to be participating securities, the distributions paid to the Advisor and Sub-advisor will be treated as compensation expense. This expense is calculated as the product of the number of unvested units issued to date and the stated distribution rate, which is same rate used for the distributions paid to our common stockholders, at the time such distribution is authorized.

Earnings Per Share—Earnings per share are calculated based on the weighted average number of common shares outstanding during each period. Diluted income per share considers the effect of any potentially dilutive share equivalents, of which we had none for the period from June 5, 2013 (formation) to December 31, 2013.

3. EQUITY

General—We have the authority to issue a total of 1,000,000,000 shares of common stock with a par value of $0.01 per share and 10,000,000 shares of preferred stock, $0.01 par value per share. As of December 31, 2013, we had issued 8,888 shares of common stock, generating gross cash proceeds of $200,000, and we had issued no shares of preferred stock. The holders of shares of the common stock are entitled to one vote per share on all matters voted on by stockholders, including election of the board of directors. Our charter does not provide for cumulative voting in the election of directors.

Distribution Reinvestment Plan—We have adopted the distribution reinvestment plan, or DRIP, that will allow stockholders to have distributions invested in additional shares of our common stock at a price equal to $23.75 per share. Stockholders who elect to participate in the DRIP, and who are subject to U.S. federal income taxation laws, will incur a tax liability on an amount equal to the fair value on the relevant distribution date of the shares of our common stock purchased with reinvested distributions, even though such stockholders have elected not to receive the distributions used to purchase those shares of common stock in cash. No distributions were reinvested through the DRIP for the period from June 5, 2013 (formation) to December 31, 2013.

Share Repurchase Program—Our share repurchase program may provide a limited opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations, at a price equal to or at a discount from the purchase price paid for the shares being repurchased. Repurchase of shares of common stock will be made at least quarterly upon written notice received by us by 4:00 p.m. Eastern time on the last business day prior to a quarterly financial filing. Stockholders may withdraw their repurchase request at any time before 4:00 p.m. Eastern time on the last business day prior to a quarterly financial filing.

The board of directors may, in its sole discretion, amend, suspend, or terminate the share repurchase program at any time. If the board of directors decides to amend, suspend or terminate the share repurchase program, stockholders will be provided with no less than 30 days' written notice.

During the period from June 5, 2013 (formation) to December 31, 2013, there were no shares repurchased under the share repurchase program.

2013 Long-Term Incentive Plan—We have adopted a 2013 Long-Term Incentive Plan which may be used to attract and retain officers, advisors, and consultants (including key employees thereof) considered essential to our long-range success by offering these individuals an opportunity to participate in our growth through awards in the form of, or based on, our common stock. We have not issued any shares under this plan as of December 31, 2013.

2013 Independent Director Stock Plan—We have adopted a 2013 Independent Director Stock Plan which offers our independent directors an opportunity to participate in our growth through awards of shares of restricted common stock subject to time-based vesting. Our Conflicts Committee may grant our independent directors an annual award of 1,000 shares of restricted stock, subject to certain restrictions and limitations. We have not issued any shares under this plan as of December 31, 2013.

4. FAIR VALUE MEASUREMENTS

Accounting Standards Codification (ASC) 820, Fair Value Measurement (“ASC 820”) defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. ASC 820 emphasizes that fair value is intended to be a market-based measurement, as opposed to a transaction-specific measurement. Fair value is defined by ASC 820 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, various techniques and assumptions can be used to estimate the fair value. Assets and liabilities are measured using inputs from three levels of the fair value hierarchy, as follows:
Level 1—Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access at the measurement date. An active market is defined as a market in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2—Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active (markets with few transactions), inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data correlation or other means (market corroborated inputs).
Level 3—Unobservable inputs, only used to the extent that observable inputs are not available, reflect our assumptions about the pricing of an asset or liability.

The following describes the methods we use to estimate the fair value of our financial and non-financial assets and liabilities:

Cash and cash equivalents, prepaid expenses, and accrued expenses—We consider the carrying values of these financial instruments to approximate fair value because of the short period of time between origination of the instruments and their expected realization.

Notes payable—We believe the carrying amount of our insurance note payable approximates fair value based on Level 3 inputs, such as market interest rates available, as of December 31, 2013.

5. NOTES PAYABLE

As of December 31, 2013, we had a note payable of $296,000 related to financing for our annual directors and officers insurance premiums, pursuant to which we make monthly payments of principal and interest. The lender retains a security interest in all return premiums, dividend payments, and loss payments which reduce unearned premiums of the financed policy. The note has a 12-month term, maturing on December 26, 2014, and bears an annual fixed interest rate of 2.4%. We did not have any other debt or financing arrangements outstanding as of December 31, 2013.

6. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against us.

7. RELATED PARTY TRANSACTIONS

Advisory Agreement—Pursuant to our advisory agreement, the Advisor is entitled to specified fees for certain services, including managing our day-to-day activities and implementing our investment strategy. The Advisor has entered into a sub-

advisory agreement with the Sub-advisor, which manages our day-to-day affairs and our portfolio of real estate investments, on behalf of the Advisor, subject to the board’s supervision and certain major decisions requiring the consent of both the Advisor and Sub-advisor. The expenses to be reimbursed to the Advisor and Sub-advisor will be reimbursed in proportion to the amount of expenses incurred on our behalf by the Advisor and Sub-advisor, respectively.

Organization and Offering Costs—Under the terms of the advisory agreement, we are to reimburse on a monthly basis the Advisor, the Sub-advisor or their respective affiliates for cumulative organization and offering costs and future organization and offering costs they may incur on our behalf but only to the extent that the reimbursement would not exceed 2.0% of gross offering proceeds over the life of our initial public offering. As of December 31, 2013, the Advisor, Sub-advisor and their affiliates had charged us approximately $1,858,000 of offering costs, and we had not yet reimbursed any such costs, resulting in a payable of $1,858,000.
Acquisition Fee—We will pay our Advisor Entities or their assignees an acquisition fee related to services provided in connection with the selection and purchase or origination of real estate and real estate-related investments. The acquisition fee is equal to 1.0% of the contract purchase price of each property we acquire, including acquisition or origination expenses and any debt attributable to such investments.

Asset Management Subordinated Participation—Within 60 days after the end of each calendar quarter (subject to the approval of our board of directors), we will pay an asset management subordinated participation by issuing a number of restricted operating partnership units designated as Class B Units to our Advisor Entities equal to: (i) 0.25% multiplied by (a) prior to the NAV pricing date, the cost of assets and (b) on and after the NAV pricing date, the lower of the cost of assets and the applicable quarterly NAV divided by (ii) (a) prior to the NAV pricing date, the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the primary offering price minus selling commissions and dealer manager fees) and (b) on and after the NAV pricing date, the per share NAV.

Our Advisor Entities will be entitled to receive distributions on the vested and unvested Class B units they receive in connection with their asset management subordinated participation at the same rate as distributions received on our common stock; such distributions will be in addition to the incentive fees that our Advisor Entities and their affiliates may receive from us.

Financing Coordination Fee—If our Advisor Entities provide services in connection with the origination or refinancing of any debt that we obtain and use to finance properties or other permitted investments, we will pay the Advisor Entities a financing fee equal to 0.75% of all amounts made available under any such loan or line of credit.

Disposition Fee—For substantial assistance in connection with the sale of properties or other investments, we will pay our Advisor Entities or their respective affiliates up to the lesser of (i) 2.0% of the contract sales price of each property or other investment sold; or (ii) one-half of the total brokerage commissions paid if a non-affiliated broker is also involved in the sale, provided that total real estate commissions paid (to our Advisor Entities and others) in connection with the sale may not exceed the lesser of a competitive real estate commission and 6.0% of the contract sales price. The Conflicts Committee will determine whether our Advisor Entities or their affiliates have provided substantial assistance to us in connection with the sale of an asset. Substantial assistance in connection with the sale of a property includes our Advisor Entities’ preparation of an investment package for the property (including an investment analysis, rent rolls, tenant information regarding credit, a property title report, an environmental report, a structural report and exhibits) or such other substantial services performed by our Advisor Entities in connection with a sale.

General and Administrative Expenses—As of December 31, 2013, we owed the Advisor, Sub-advisor and their affiliates $130,000 for general and administrative expenses paid on our behalf. As of December 31, 2013, the Advisor, Sub-advisor and their affiliates have not allocated any portion of their employees’ salaries to general and administrative expenses.

Annual Subordinated Performance Fee—We will pay our Advisor Entities or their respective affiliates an annual subordinated performance fee calculated on the basis of our total return to stockholders, payable annually in arrears, such that for any year in which our total return on stockholders’ capital exceeds 6.0% per annum, our Advisor Entities will be entitled to 15.0% of the amount in excess of such 6.0% per annum, provided that the amount paid to the Advisor Entities does not exceed 10.0% of the aggregate total return for that year.

Subordinated Participation in Net Sales Proceeds—The Operating Partnership will pay to PE-ARC Special Limited Partner II, LLC (the “Special Limited Partner”) a subordinated participation in the net sales proceeds of the sale of real estate assets equal to 15.0% of remaining net sales proceeds after return of capital contributions to stockholders plus payment to investors of a

6.0% cumulative, pre-tax, non-compounded return on the capital contributed by stockholders.  The Advisor has a 22.5% interest and the Sub-advisor has an 77.5% interest in the Special Limited Partner.

Subordinated Incentive Listing Distribution—The Operating Partnership will pay to the Special Limited Partner a subordinated incentive listing distribution upon the listing of our common stock on a national securities exchange. Such incentive listing distribution is equal to 15.0% of the amount by which the market value of all of our issued and outstanding common stock plus distributions exceeds the aggregate capital contributed by stockholders plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to stockholders.

Neither the Special Limited Partner nor any of its affiliates can earn both the subordination participation in the net sales proceeds and the subordinated incentive listing distribution.

Subordinated Distribution Upon Termination of the Advisor Agreement—Upon termination or non-renewal of the advisory agreement, the Special Limited Partner shall be entitled to a subordinated termination distribution in the form of a non-interest bearing promissory note equal to 15.0% of the amount by which the sum of our market value plus distributions exceeds the aggregate capital contributed by stockholders plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to stockholders.  In addition, the Special Limited Partner may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs.

As of December 31, 2013, except for the organizational and offering costs and the general and administrative expenses paid on our behalf by our Advisor Entities as noted previously, we did not incur any fees or expenses payable to our Advisor Entities under the terms of the advisory agreement, as our principal operations had not yet commenced.

Property Manager—All of our real properties may be managed and leased by Phillips Edison & Company Ltd. (the “Property Manager”), an affiliated property manager. The Property Manager is wholly owned by our Phillips Edison sponsor and was organized on September 15, 1999. The Property Manager also manages real properties acquired by the Phillips Edison sponsor, its affiliates or other third parties.

We will pay to the Property Manager monthly property management fees equal to 4.5% of the gross cash receipts of the properties managed by the Property Manager. In addition to the property management fee, if the Property Manager provides leasing services with respect to a property, we will pay the Property Manager leasing fees in an amount equal to the leasing fees charged by unaffiliated persons rendering comparable services in the same geographic location of the applicable property. Our property manager may subcontract the performance of its property management and leasing duties to third parties, and our property manager may pay a portion of its property management or leasing fees to the third parties with whom it subcontracts for these services. However, should our property manager subcontract such services and pay such fees to a third party out of our property manager’s fee, we will not reimburse our property manager for the payment of such fees. We will reimburse the costs and expenses incurred by our property manager on our behalf, including legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, as well as fees and expenses of third-party service providers. We will not, however, reimburse our property manager for general overhead costs or for the wages and salaries and other employee-related expenses of employees of our property manager other than employees or subcontractors who are engaged in the on-site operation, management, maintenance or access control of our properties.

If we engage the Property Manager to provide construction management services with respect to a particular property, we will pay a construction management fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project to our property manager or such other entity that provides construction management services.

The Property Manager will hire, direct and establish policies for employees who will have direct responsibility for the operations of each real property it manages, which may include, but is not limited to, on-site managers and building and maintenance personnel. Certain employees of the Property Manager may be employed on a part-time basis and may also be employed by the Sub-advisor or certain of its affiliates. The Property Manager will also direct the purchase of equipment and supplies and will supervise all maintenance activity.

As of December 31, 2013, we did not own any properties and thus did not incur any property management fees for the period from June 5, 2013 (formation) to December 31, 2013.

Dealer Manager—Our dealer manager is Realty Capital Securities, LLC (the “Dealer Manager”). The Dealer Manager is a member firm of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and was organized on August 29, 2007. The Dealer Manager is under common ownership with our AR Capital sponsor and will provide certain sales, promotional and marketing services in connection with the distribution of the shares of common stock offered under our offering. Excluding shares sold pursuant to the “friends and family” program, the Dealer Manager will generally be paid a sales commission equal to 7.0% of the gross proceeds from the sale of shares of the common stock sold in the primary offering and a dealer manager fee equal to 3.0% of the gross proceeds from the sale of shares of the common stock sold in the primary offering.

The Dealer Manager typically will reallow 100% of the selling commissions and a portion of the dealer manager fee to participating broker-dealers. Alternatively, a participating broker-dealer may elect to receive a commission based upon the proceeds from the sale of shares by such participating broker-dealer, with a portion of such fee being paid at the time of such sale and the remaining amounts paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale, in which event, a portion of the dealer manager fee will be reallowed such that the combined selling commission and dealer manager fee do not exceed 10% of the gross proceeds of our primary offering.

If the investor has either engaged the services of a registered investment advisor (RIA) or other financial advisor who will be paid compensation for investment advisory services or other financial or investment advice or is investing through a bank trust account with respect to which the investor has delegated the decision-making authority for investments made through the account to a bank trust department, or collectively, an RIA sale, then the investor may agree with his participating broker/dealer to reduce the amount of selling commissions payable with respect to the sale of his shares down to zero.

We did not incur any dealer manager fees nor selling commissions during the period from June 5, 2013 (formation) to December 31, 2013.

Share Purchases by Sub-advisor—Our Sub-advisor has made an initial investment in us through the purchase of 8,888 shares of our common stock. The Sub-advisor may not sell any of these shares while serving as the Sub-advisor.

As of December 31, 2013, the Sub-advisor owned 8,888 shares of our common stock, which was 100.00% of our outstanding common stock.

8. ECONOMIC DEPENDENCY

We are dependent on the Advisor, the Sub-advisor, the Property Manager, the Dealer Manager and their respective affiliates for certain services that are essential to us, including the sale of our shares of common stock, asset acquisition and disposition decisions, asset management, operating and leasing of our properties, and other general and administrative responsibilities. In the event that the Advisor, the Sub-advisor, the Property Manager and/or the Dealer Manager are unable to provide such services, we would be required to find alternative service providers or sources of capital.

As of December 31, 2013, we owed the Advisor, the Sub-advisor and their respective affiliates approximately $1,988,000 for offering costs and general and administrative expenses as shown below (in thousands):

2013
Offering costs payable	$1,858
General and administrative expenses of the Company paid by a sponsor	130
Total	$1,988

9. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the unaudited quarterly financial information for the period from June 5, 2013 (formation) to December 31, 2013. Note that we did not have any quarterly activity for the quarter ended June 30, 2013, as our capitalization date did not occur until July 1, 2013. We also did not have any quarterly activity on our consolidated income statement for the quarter ended September 30, 2013, as all activity during such quarter was related to offering costs, which are capitalized and deferred on our consolidated balance sheet. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the selected quarterly information.

	2013
	Second	Third	Fourth
(in thousands, except per share amounts)	Quarter	Quarter	Quarter
Total revenue	$—	$—	$—
Operating loss	—	—	(145)
Net loss attributable to Company stockholders	—	—	(145)
Loss per share - basic and diluted	—	—	(16.31)

10. SUBSEQUENT EVENTS

Sale of Shares of Common Stock

On January 9, 2014, we satisfied the $2,000,000 minimum offering escrow requirement for our initial public offering, broke escrow and issued shares in the offering. From January 9, 2014 through February 28, 2014, we raised approximately $45.5 million in gross proceeds through the issuance of 1,839,799 shares of common stock under our offering, including the sale of 17,778 shares to our AR Capital sponsor for gross proceeds of $400,000. As of February 28, 2014, approximately 78.2 million shares remained available for sale to the public under our offering, exclusive of shares available under the DRIP.

Distributions to Stockholders

On March 3, 2014, we paid a distribution equal to a daily amount of $0.00445205479 per share of common stock outstanding for stockholders of record for the period from February 1, 2014 through February 28, 2014. The total gross amount of the distribution was approximately $147,000, with $66,000 being reinvested in the DRIP, for a net cash distribution of $81,000.

On February 28, 2014, our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing March 1, 2014 through and including April 30, 2014. The authorized distributions equal an amount of $0.00445205479 per share of common stock, par value $0.01 per share. This equates to an approximate 6.50% annualized yield when calculated on a $25.00 per share purchase price. A substantial portion of each distribution is expected to constitute a return of capital for tax purposes. Distributions for the months of March 2014 and April 2014 will be paid in cash or shares from the Company’s distribution reinvestment plan on such dates in April 2014 and May 2014, respectively, as a co-president of the Company may determine.

Assignment of Staunton Plaza Purchase Agreement

On December 18, 2013, an affiliate of our Sub-advisor, Phillips Edison Group LLC (the “Affiliate”), entered into a purchase agreement with Staunton Plaza, LLC, a Virginia limited liability company, to purchase Staunton Plaza, a shopping center containing 80,265 rentable square feet located in Staunton, Virginia. On January 27, 2014, the Affiliate assigned this purchase agreement to our indirect, wholly-owned subsidiary for $500,000, which is the amount of the deposit made by the Affiliate under the purchase agreement. The seller is not affiliated with us or the Affiliate.

The contract purchase price for Staunton Plaza is $17.2 million, excluding closing costs. If the purchase is consummated, we expect that the purchase price will be funded from financing proceeds and the proceeds of our initial public offering. Staunton Plaza is 100% leased to five tenants and is anchored by a Martin’s grocery store.

The consummation of the purchase of Staunton Plaza is subject to substantial conditions. Other assets may be identified in the future that we may acquire before or instead of the investment described above. At the time of filing, we cannot make any assurances that the closing of this investment will occur.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 6th day of March 2014.

PHILLIPS EDISON-ARC SHOPPING CENTER REIT II, INC.

By:	/s/ JEFFREY S. EDISON
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY S. EDISON	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 6, 2014
Jeffrey S. Edison

/s/ DEVIN I. MURPHY	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 6, 2014
Devin I. Murphy

/s/ WILLIAM M. KAHANE	Director	March 6, 2014
William M. Kahane

/s/ C. ANN CHAO	Director	March 6, 2014
C. Ann Chao

/s/ DAVID W. GARRISON	Director	March 6, 2014
David W. Garrison

/s/ MARK D. MCDADE	Director	March 6, 2014
Mark D. McDade

/s/ SRIDHAR SAMBAMURTHY	Director	March 6, 2014
Sridhar Sambamurthy