Form 10-Q
period 2014-03-31
Phillips Edison - ARC Grocery Center REIT II, Inc.
filed 2014-05-08
CIK 1581405

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2014, there were 5.0 million outstanding shares of common stock of Phillips Edison – ARC Grocery Center REIT II, Inc.

PHILLIPS EDISON – ARC GROCERY CENTER REIT II, INC.
FORM 10-Q
March 31, 2014

PART I.        FINANCIAL INFORMATION

Item 1.          Financial Statements

The information furnished in the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned condensed consolidated financial statements.

The accompanying condensed consolidated financial statements should be read in conjunction with the notes to such condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q. Phillips Edison – ARC Grocery Center REIT II, Inc.’s results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results expected for the full year.

PHILLIPS EDISON – ARC GROCERY CENTER REIT II, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2014 AND DECEMBER 31, 2013
(Unaudited)
(In thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
ASSETS
Investment in real estate:
Land	$4,125	$—
Building and improvements	6,182	—
Total investment in real estate assets	10,307	—
Accumulated depreciation and amortization	(21)	—
Total investment in real estate assets, net	10,286	—
Acquired intangible lease assets, net of accumulated amortization of $12 and $0, respectively	832	—
Cash and cash equivalents	61,109	100
Deferred offering costs	—	1,858
Accounts receivable	9	—
Prepaid expenses and other	883	390
Total assets	$73,119	$2,348
LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$3	$—
Accounts payable – affiliates	1,814	1,988
Accrued and other liabilities	659	9
Notes payable	216	296
Total liabilities	2,692	2,293
Commitments and contingencies (Note 8)	—	—
Equity:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, zero shares issued and outstanding at March 31, 2014
and December 31, 2013	—	—
Common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 3,360,076 and 8,888 shares issued and
outstanding at March 31, 2014 and December 31, 2013, respectively	34	—
Additional paid-in capital	71,406	200
Accumulated deficit	(1,013)	(145)
Total equity	70,427	55
Total liabilities and equity	$73,119	$2,348

See notes to condensed consolidated financial statements.

PHILLIPS EDISON – ARC GROCERY CENTER REIT II, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(Unaudited)
(In thousands, except share and per share amounts)

Three Months Ended March 31,
2014
Revenues:
Rental income	$41
Tenant recovery income	12
Other property income	1
Total revenues	54
Expenses:
Property operating	8
Real estate taxes	7
General and administrative	151
Acquisition expenses	202
Depreciation and amortization	33
Total expenses	401
Operating loss	(347)
Other expense:
Interest expense, net	(2)
Net loss	$(349)
Per share information - basic and diluted:
Net loss per share - basic and diluted	$(0.26)
Weighted-average common shares outstanding - basic and diluted	1,334,755

Comprehensive loss:
Net loss	$(349)
Other comprehensive income	—
Comprehensive loss	$(349)

See notes to condensed consolidated financial statements.

PHILLIPS EDISON – ARC GROCERY CENTER REIT II, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(Unaudited)
(In thousands, except share and per share amounts)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2014	8,888	$—	$200	$(145)	$55
Issuance of common stock	3,348,240	34	83,106	—	83,140
Distribution reinvestment plan (DRIP)	2,948	—	70	—	70
Common distributions declared, $0.26 per share	—	—	—	(519)	(519)
Offering costs	—	—	(11,970)	—	(11,970)
Net loss	—	—	—	(349)	(349)
Balance at March 31, 2014	3,360,076	$34	$71,406	$(1,013)	$70,427

See notes to condensed consolidated financial statements.

PHILLIPS EDISON – ARC GROCERY CENTER REIT II, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(Unaudited)
(In thousands)

Three Months Ended March 31,
2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(349)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33
Straight-line rental income	(3)
Changes in operating assets and liabilities:
Accounts receivable	(6)
Prepaid expenses and other	58
Accounts payable	3
Accrued and other liabilities	113
Net cash used in operating activities	(151)
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(11,521)
Net cash used in investing activities	(11,521)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	83,140
Payment of offering costs	(10,286)
Payments on notes payable	(80)
Distributions paid, net of DRIP	(78)
Payments of loan financing costs	(15)
Net cash provided by financing activities	72,681
NET INCREASE IN CASH AND CASH EQUIVALENTS	61,009
CASH AND CASH EQUIVALENTS:
Beginning of period	100
End of period	$61,109
SUPPLEMENTAL CASHFLOW DISCLOSURE, INCLUDING NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$2
Change in offering costs payable to sub-advisor	(174)
Change in distributions payable	371
Accrued capital expenditures	166
Distributions reinvested	70
Reclassification of deferred offering costs to additional paid-in capital	2

See notes to condensed consolidated financial statements.

 Phillips Edison—ARC Grocery Center REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. ORGANIZATION

Phillips Edison—ARC Grocery Center REIT II, Inc. (the "Company") was formed as a Maryland corporation on June 5, 2013, and intends to qualify as a real estate investment trust ("REIT") beginning with the taxable year ending December 31, 2014. Substantially all of our business is expected to be conducted through Phillips Edison—ARC Grocery Center Operating Partnership II, L.P. (the "Operating Partnership"), a Delaware limited partnership formed on June 4, 2013. We are a limited partner of the Operating Partnership, and our wholly owned subsidiary, PE-ARC Grocery Center OP GP II LLC, is the sole general partner of the Operating Partnership. As we accept subscriptions for shares in our continuous public offering, we will transfer all of the net proceeds of the offering to the Operating Partnership as a capital contribution in exchange for units of limited partnership interest; however, we are deemed to have made capital contributions in the amount of the gross offering proceeds received from investors.

We are offering to the public, pursuant to a registration statement, $2.475 billion in shares of common stock on a "reasonable best efforts" basis in our initial public offering ("our initial public offering"). Our initial public offering consists of a primary offering of $2.0 billion in shares offered to investors at a price of $25.00 per share, with discounts available for certain categories of purchasers, and $475 million in shares offered to stockholders pursuant to a distribution reinvestment plan (the "DRIP") at a price of $23.75 per share. We have the right to reallocate the shares of common stock offered between the primary offering and the DRIP.

Our advisor is American Realty Capital PECO II Advisors, LLC (the "Advisor"), a newly organized limited liability company that was formed in the State of Delaware on July 9, 2013 and is indirectly wholly-owned by AR Capital LLC (formerly American Realty Capital II, LLC) (the "AR Capital sponsor"). We have entered into an advisory agreement with the Advisor which makes the Advisor ultimately responsible for the management of our day-to-day activities and the implementation of our investment strategy. The Advisor has delegated certain duties under the advisory agreement, including the management of our day-to-day operations and our portfolio of real estate assets, to Phillips Edison NTR II LLC (the "Sub-advisor"), which is directly or indirectly owned by Phillips Edison Limited Partnership (the "Phillips Edison sponsor"), and Michael Phillips and Jeffrey Edison, principals of our Phillips Edison sponsor. Notwithstanding such delegation to the Sub-advisor, the Advisor retains ultimate responsibility for the performance of all the matters entrusted to it under the advisory agreement.

We plan to invest primarily in well-occupied grocery-anchored neighborhood and community shopping centers leased to a mix of national, creditworthy retailers selling necessity-based goods and services in strong demographic markets throughout the United States. In addition, we may invest in other retail properties including power and lifestyle shopping centers, multi-tenant shopping centers, free-standing single-tenant retail properties, and other real estate and real estate-related loans and securities depending on real estate market conditions and investment opportunities that we determine are in the best interests of our stockholders. We expect that retail properties primarily would underlie or secure the real estate-related loans and securities in which we may invest.

As of March 31, 2014, we owned a fee simple interest in one real estate property, acquired from a third party unaffiliated with us, the Advisor, or the Sub-advisor.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Set forth below is a summary of the significant accounting estimates and critical accounting policies that management believes are important to the preparation of our condensed consolidated interim financial statements. Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and require the application of significant judgment by management. As a result, these estimates are subject to a degree of uncertainty. There have been no changes to our significant accounting policies during the three months ended March 31, 2014, except that subsequent to the issuance of our Annual Report on Form 10-K, we have continued to adopt additional accounting policies as required by our increasing operational activity. For a summary of our significant accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2013.

Basis of Presentation and Principles of Consolidation—The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly

Report on Form 10-Q should refer to the audited financial statements of Phillips Edison—ARC Grocery Center REIT II, Inc. for the year ended December 31, 2013, which are included in our 2013 Annual Report on Form 10-K, as certain footnote disclosures contained in such audited financial statements have been omitted from this Quarterly Report on Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for the fair presentation have been included in this Quarterly Report.

The accompanying condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany balances and transactions are eliminated upon consolidation.

Investment Property and Lease Intangibles—Real estate assets we have acquired are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method. The estimated useful lives for computing depreciation are generally five to seven years for furniture, fixtures and equipment, 15 years for land improvements and 30 years for buildings and building improvements. Tenant improvements are amortized over the shorter of the respective lease term or the expected useful life of the asset. Major replacements that extend the useful lives of the assets are capitalized, and maintenance and repair costs are expensed as incurred.

The results of operations of acquired properties are included in our results of operations from their respective dates of acquisition. We assess the acquisition-date fair values of all tangible assets, identifiable intangibles and assumed liabilities using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis and replacement cost) and that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it was vacant. Acquisition-related costs are expensed as incurred.

The fair values of buildings and improvements are determined on an as-if-vacant basis.  The estimated fair value of acquired in-place leases is the cost we would have incurred to lease the properties to the occupancy level of the properties at the date of acquisition. Such estimates include leasing commissions, legal costs and other direct costs that would be incurred to lease the properties to such occupancy levels. Additionally, we evaluate the time period over which such occupancy levels would be achieved. Such evaluation includes an estimate of the net market-based rental revenues and net operating costs (primarily consisting of real estate taxes, insurance and utilities) that would be incurred during the lease-up period. Acquired in-place leases as of the date of acquisition are amortized over the remaining lease terms.

Acquired above- and below-market lease values are recorded based on the present value (using interest rates that reflect the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of the market lease rates for the corresponding in-place leases. The capitalized above- and below-market lease values are amortized as adjustments to rental income over the remaining terms of the respective leases.  We also consider fixed-rate renewal options in our calculation of the fair value of below-market leases and the periods over which such leases are amortized.  If a tenant has a unilateral option to renew a below-market lease and we determine that the tenant has a financial incentive to exercise such option, we include such an option in the calculation of the fair value of such lease and the period over which the lease is amortized. We had not acquired any above- or below-market leases as of March 31, 2014.

Revenue Recognition—We commence revenue recognition on our leases based on a number of factors. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, this occurs on the lease commencement date. The determination of who is the owner, for accounting purposes, of the tenant improvements determines the nature of the leased asset and when revenue recognition under a lease begins. If we are the owner, for accounting purposes, of the tenant improvements, then the leased asset is the finished space and revenue recognition begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete.

If we conclude that we are not the owner, for accounting purposes, of the tenant improvements (the lessee is the owner), then the leased asset is the unimproved space and any tenant improvement allowances funded under the lease are treated as lease incentives, which reduce revenue recognized over the term of the lease. In these circumstances, we begin revenue recognition when the lessee takes possession of the unimproved space to construct their own improvements. We consider a number of different factors in evaluating whether we or the lessee is the owner of the tenant improvements for accounting purposes. These factors include:
•     whether the lease stipulates how and on what a tenant improvement allowance may be spent;
•     whether the tenant or landlord retains legal title to the improvements;
•     the uniqueness of the improvements;

•     the expected economic life of the tenant improvements relative to the length of the lease; and
•     who constructs or directs the construction of the improvements.

We recognize rental income on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of accounts receivable. Due to the impact of the straight-line basis, rental income generally will be greater than the cash collected in the early years and will be less than the cash collected in the later years of a lease. Our policy for percentage rental income is to defer recognition of contingent rental income until the specified target (i.e. breakpoint) that triggers the contingent rental income is achieved. We periodically review the collectability of outstanding receivables. Allowances will be taken for those balances that we deem to be uncollectible, including any amounts relating to straight-line rent receivables.

Reimbursements from tenants for recoverable real estate tax and operating expenses are accrued as revenue in the period in which the applicable expenses are incurred. We make certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. We do not expect the actual results to materially differ from the estimated reimbursements.

We record lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met, collectability is reasonably assured and the tenant is no longer occupying the property. Upon early lease termination, we provide for losses related to unrecovered tenant-specific intangibles and other assets.

Organizational and Offering Costs—The Advisor and the Sub-advisor have paid offering expenses on our behalf. Pursuant to the terms of our advisory agreement with the Advisor, we will reimburse the Advisor and the Sub-advisor on a monthly basis for these costs and future offering costs they or any of their respective affiliates may incur on our behalf but only to the extent that the reimbursement would not exceed 2.0% of gross offering proceeds over the life of the offering or cause the selling commissions, the dealer manager fee and the other organization and offering expenses borne by us to exceed 15.0% of gross offering proceeds as of the date of the reimbursement. Organization and offering expenses include all expenses (other than selling commissions and the dealer manager fee) incurred by or on behalf of us in connection with or in preparing for the registration of and subsequently offering and distributing our shares of common stock to the public, which may include, but are not limited to, expenses for printing, engraving and mailing; compensation of employees while engaged in sales activity; charges of transfer agents, registrars, trustees, escrow holders, depositaries and experts; third-party due diligence fees as set forth in detailed and itemized invoices; and expenses of qualification of the sale of the securities under federal and state laws, including taxes and fees, accountants’ and attorneys’ fees. Pursuant to the terms of the sub-advisory agreement between the Advisor and Sub-advisor, this organization and offering expense limitation of 2.0% is apportioned as follows: 1.5% to our Sub-advisor; and 0.5% to our Advisor. Organizational costs are expensed as incurred by us, the Advisor, Sub-advisor or their respective affiliates on behalf of us.

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

Earnings Per Share—Earnings per share are calculated based on the weighted-average number of common shares outstanding during each period. Diluted income per share considers the effect of any potentially dilutive share equivalents, of which we had none for the three months ended March 31, 2014.

There were no Class B units of the Operating Partnership outstanding and held by the Advisor and the Sub-advisor as of March 31, 2014.

Impact of Recently Issued Accounting Pronouncements—In March 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-06, Technical Corrections and Improvements Related to Glossary Terms. The amendments in this update include technical corrections to the glossary including glossary links, glossary term deletions, glossary term name changes, and other miscellaneous technical corrections. In addition, the update includes more substantive, limited-scope improvements to reduce instances of the same term appearing multiple times in the glossary with similar, but not entirely identical, definitions. ASU 2014-06 was effective upon issuance. The adoption of this pronouncement did not have a material impact on our condensed consolidated financial statements.

In April 2014, FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this update raise the threshold for a property disposal to qualify as a discontinued operation and require new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The standard will be effective for us on January 1, 2015. The adoption of this pronouncement may affect our presentation and disclosure of any future property dispositions.

3. EQUITY

General—We have the authority to issue a total of 1,000,000,000 shares of common stock with a par value of $0.01 per share and 10,000,000 shares of preferred stock, $0.01 par value per share. As of March 31, 2014, we had issued 3,360,076 shares of common stock generating gross cash proceeds of $83.4 million. We had issued no shares of preferred stock. The holders of shares of the common stock are entitled to one vote per share on all matters voted on by stockholders, including election of the board of directors. Our charter does not provide for cumulative voting in the election of directors.

Distribution Reinvestment Plan—We have adopted the DRIP that allows stockholders to invest distributions in additional shares of our common stock at a price equal to $23.75 per share. Stockholders who elect to participate in the DRIP, and who are subject to U.S. federal income taxation laws, will incur a tax liability on an amount equal to the fair value on the relevant distribution date of the shares of our common stock purchased with reinvested distributions, even though such stockholders have elected not to receive the distributions used to purchase those shares of common stock in cash.  Distributions reinvested through the DRIP for the three months ended March 31, 2014 were $0.1 million.

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

As of March 31, 2014, we had not repurchased any shares under our share repurchase program.

2013 Long-Term Incentive Plan—We have adopted a 2013 Long-Term Incentive Plan which may be used to attract and retain officers, advisors, and consultants (including key employees thereof) considered essential to our long-range success by offering these individuals an opportunity to participate in our growth through awards in the form of, or based on, our common stock. We have not issued any shares under this plan as of March 31, 2014.

2013 Independent Director Stock Plan—We have adopted a 2013 Independent Director Stock Plan which offers our independent directors an opportunity to participate in our growth through awards of shares of restricted common stock subject to time-based vesting. Our Conflicts Committee may grant our independent directors an annual award of 1,000 shares of restricted stock, subject to certain restrictions and limitations. We have not issued any shares under this plan as of March 31, 2014.

4. FAIR VALUE MEASUREMENT

ASC 820, Fair Value Measurement (“ASC 820”) defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. ASC 820 emphasizes that fair value is intended to be a market-based measurement, as opposed to a transaction-specific measurement. Fair value is defined by ASC 820 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, various techniques and assumptions can be used to estimate the fair value. Assets and liabilities are measured using inputs from three levels of the fair value hierarchy, as follows:
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

The following describes the methods we use to estimate the fair value of our financial and non-financial assets and liabilities:

Cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, and accrued expenses—We consider the carrying values of these financial instruments to approximate fair value because of the short period of time between origination of the instruments and their expected realization.

Real estate investments—The purchase prices of the investment properties, including related lease intangible assets and liabilities, were allocated at estimated fair value based on Level 3 inputs, such as discount rates, capitalization rates, comparable sales, replacement costs, income and expense growth rates and current market rents and allowances as determined by management.

Notes payable—We believe the carrying amount of our insurance note payable approximates fair value based on Level 3 inputs, such as market interest rates available, as of March 31, 2014.

5. REAL ESTATE ACQUISITIONS

For the three months ended March 31, 2014, we acquired all of the interests in one grocery-anchored retail center for a purchase price of approximately $11.2 million. The following tables present certain additional information regarding our material acquisition of Bethany Village Shopping Center in Alpharetta, GA. We allocated the purchase price of this acquisition to the fair value of the assets acquired as follows (in thousands):

		Building and	In-Place
Acquisition	Land	Improvements	Leases	Total
Bethany Village Shopping Center	$4,125	$6,182	$844	$11,151

The amounts recognized for revenues, acquisition expenses and net loss from the acquisition date to March 31, 2014 related to the operating activities of our material acquisition are as follows (in thousands):

Acquisition	Acquisition Date	Revenues	Acquisition Expenses	Net Loss
Bethany Village Shopping Center	3/14/14	$54	$181	$177

The following unaudited information summarizes selected financial information from our combined results of operations, as if Bethany Village Shopping Center had been acquired on June 5, 2013 (formation).

We estimated that revenues, on a pro forma basis, for the three months ended March 31, 2014, would have been approximately $0.3 million, and our net income attributable to our stockholders, on a pro forma basis, would have been approximately $0.1 million. The pro forma net income per share would have been $0.05 for the three months ended March 31, 2014.

This pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of the period, nor does it purport to represent the results of future operations.

In addition to the acquisition of Bethany Village Shopping Center, as of March 31, 2014, on December 18, 2013, an affiliate of our Sub-advisor, Phillips Edison Group LLC (the “Affiliate”), entered into a purchase agreement with Staunton Plaza, LLC, a Virginia limited liability company, to purchase Staunton Plaza, a shopping center containing 80,265 rentable square feet located in Staunton, Virginia. On January 27, 2014, the Affiliate assigned this purchase agreement to our indirect, wholly-owned subsidiary for $500,000, which is the amount of the deposit made by the Affiliate under the purchase agreement. The seller is not affiliated with us or the Affiliate.

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

6. ACQUIRED INTANGIBLE ASSETS

Acquired intangible lease assets consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Acquired in-place leases, net of accumulated amortization of $12 and $0, respectively	$832	$—

Amortization expense recorded on the intangible assets for the three months ended March 31, 2014 was $12,000.

Estimated future amortization expense of the respective acquired intangible lease assets as of March 31, 2014 for the remainder of 2014 and for each of the four succeeding calendar years and thereafter is as follows (in thousands):

Year	In-Place Leases
April 1 to December 31, 2014	$108
2015	146
2016	146
2017	146
2018	146
2019 and thereafter	140
Total	$832

The weighted-average amortization period for acquired in-place lease intangibles is six years.

7. NOTE PAYABLE

As of December 31, 2013 and March 31, 2014, we had a note payable of $0.3 million and $0.2 million, respectively, related to financing for our annual directors and officers insurance premiums, pursuant to which we make monthly payments of principal and interest. The lender retains a security interest in all return premiums, dividend payments, and loss payments which reduce unearned premiums of the financed policy. The note has a 12-month term, maturing on December 26, 2014, and bears an annual fixed interest rate of 2.4%. We did not have any other debt or financing arrangements outstanding as of March 31, 2014 or December 31, 2013.

8. COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, we may become subject to litigation or claims. There are no material legal proceedings pending, or known to be contemplated, against us.

Environmental Matters

In connection with the ownership and operation of real estate, we may be potentially liable for costs and damages related to environmental matters. We have not been notified by any governmental authority of any non-compliance, liability or other claim, nor are we aware of any other environmental condition that we believe will have a material impact on our condensed consolidated financial statements.

9. RELATED PARTY TRANSACTIONS

Advisory Agreement—Pursuant to our advisory agreement, the Advisor is entitled to specified fees for certain services, including managing our day-to-day activities and implementing our investment strategy. The Advisor has entered into a sub-advisory agreement with the Sub-advisor, which manages our day-to-day affairs and our portfolio of real estate investments, on behalf of the Advisor, subject to the board’s supervision and certain major decisions requiring the consent of both the Advisor and Sub-advisor. The expenses to be reimbursed to the Advisor and Sub-advisor will be reimbursed in proportion to the amount of expenses incurred on our behalf by the Advisor and Sub-advisor, respectively.

Organization and Offering Costs—Under the terms of the advisory agreement, we are to reimburse on a monthly basis the Advisor, the Sub-advisor or their respective affiliates (the "Advisor Entities") for cumulative organization and offering costs and future organization and offering costs they may incur on our behalf but only to the extent that the reimbursement would not exceed 2.0% of gross offering proceeds over the life of our initial public offering. As of March 31, 2014, the Advisor, Sub-advisor and their affiliates have charged us approximately $4.2 million of cumulative organization and offering costs, and we have reimbursed $2.5 million of such costs, resulting in a net payable of $1.7 million. As of December 31, 2013, the Advisor, Sub-advisor and their affiliates had charged us approximately $1.9 million of cumulative organization and offering costs, and we had not yet reimbursed any such costs, resulting in a payable of $1.9 million.

Acquisition Fee—We will pay our Advisor Entities or their assignees an acquisition fee related to services provided in connection with the selection and purchase or origination of real estate and real estate-related investments. The acquisition fee is equal to 1.0% of the contract purchase price of each property we acquire, including acquisition or origination expenses and any debt attributable to such investments. During the three months ended March 31, 2014, we incurred and paid acquisition fees of $0.1 million.

Acquisition Expenses—We reimburse the Sub-advisor for expenses actually incurred related to selecting, evaluating and acquiring assets on our behalf.  During the three months ended March 31, 2014, we incurred and paid $14,000 to the Sub-advisor for personnel costs related to due diligence services for assets we acquired during the period.

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

Our Advisor Entities will be entitled to receive distributions on the vested and unvested Class B units they receive in connection with their asset management subordinated participation at the same rate as distributions received on our common stock; such distributions will be in addition to the incentive fees that our Advisor Entities and their affiliates may receive from us. No Class B units had been issued as of March 31, 2014 or December 31, 2013.

Financing Coordination Fee—If our Advisor Entities provide services in connection with the origination or refinancing of any debt that we obtain and use to finance properties or other permitted investments, we will pay the Advisor Entities a financing fee equal to 0.75% of all amounts made available under any such loan or line of credit. No such amounts were incurred or payable as of March 31, 2014 or December 31, 2013.

Disposition Fee—For substantial assistance in connection with the sale of properties or other investments, we will pay our Advisor Entities or their respective affiliates up to the lesser of: (i) 2.0% of the contract sales price of each property or other investment sold; or (ii) one-half of the total brokerage commissions paid if a non-affiliated broker is also involved in the sale, provided that total real estate commissions paid (to our Advisor Entities and others) in connection with the sale may not exceed the lesser of a competitive real estate commission and 6.0% of the contract sales price. The Conflicts Committee will determine whether our Advisor Entities or their affiliates have provided substantial assistance to us in connection with the sale of an asset. Substantial assistance in connection with the sale of a property includes our Advisor Entities’ preparation of an investment package for the property (including an investment analysis, rent rolls, tenant information regarding credit, a property title report, an environmental report, a structural report and exhibits) or such other substantial services performed by our Advisor Entities in connection with a sale. No such amounts were incurred or payable as of March 31, 2014 or December 31, 2013.

General and Administrative Expenses—As of March 31, 2014 and December 31, 2013, we owed both the Advisor and the Sub-advisor and their affiliates $0.1 million for general and administrative expenses paid on our behalf. As of March 31, 2014, the Advisor, the Sub-advisor and their affiliates have not allocated any portion of their employees’ salaries to general and administrative expenses.

Annual Subordinated Performance Fee—We will pay our Advisor Entities or their respective affiliates an annual subordinated performance fee calculated on the basis of our total return to stockholders, payable annually in arrears, such that for any year in which our total return on stockholders’ capital exceeds 6.0% per annum, our Advisor Entities will be entitled to 15.0% of the amount in excess of such 6.0% per annum, provided that the amount paid to the Advisor Entities does not exceed 10.0% of the aggregate total return for that year. No such amounts were incurred or payable as of March 31, 2014 or December 31, 2013.

Subordinated Participation in Net Sales Proceeds—The Operating Partnership will pay to PE-ARC Special Limited Partner II, LLC (the “Special Limited Partner”) a subordinated participation in the net sales proceeds of the sale of real estate assets equal to 15.0% of remaining net sales proceeds after return of capital contributions to stockholders plus payment to investors of a 6.0% cumulative, pre-tax, non-compounded return on the capital contributed by stockholders. The Advisor has a 22.5% interest and the Sub-advisor has an 77.5% interest in the Special Limited Partner. No sales of real estate assets occurred in the three months ended March 31, 2014.

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

Neither the Special Limited Partner nor any of its affiliates can earn both the subordination participation in the net sales proceeds and the subordinated incentive listing distribution. No subordinated incentive listing distribution was earned for the three months ended March 31, 2014.

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

Property Manager—All of our real properties are managed and leased by Phillips Edison & Company Ltd. (the “Property Manager”), an affiliated property manager. The Property Manager is wholly owned by our Phillips Edison sponsor and was organized on September 15, 1999. The Property Manager also manages real properties acquired by the Phillips Edison sponsor, its affiliates or other third parties.

We pay to the Property Manager monthly property management fees equal to 4.5% of the gross cash receipts of the properties managed by the Property Manager. In addition to the property management fee, if the Property Manager provides leasing services with respect to a property, we will pay the Property Manager leasing fees in an amount equal to the leasing fees charged by unaffiliated persons rendering comparable services in the same geographic location of the applicable property. Our property manager may subcontract the performance of its property management and leasing duties to third parties, and our property manager may pay a portion of its property management or leasing fees to the third parties with whom it subcontracts for these services. However, should our property manager subcontract such services and pay such fees to a third party out of our property manager’s fee, we will not reimburse our property manager for the payment of such fees. We will reimburse the costs and expenses incurred by our property manager on our behalf, including legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, as well as fees and expenses of third-party service providers. We will not, however, reimburse our property manager for general overhead costs or for the wages and salaries and other employee-related expenses of employees of our property manager other than employees or subcontractors who are engaged in the on-site operation, management, maintenance or access control of our properties.

If we engage the Property Manager to provide construction management services with respect to a particular property, we will pay a construction management fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project to our property manager or such other entity that provides construction management services.

The Property Manager hires, directs and establishes policies for employees who have direct responsibility for the operations of each real property it manages, which may include, but is not limited to, on-site managers and building and maintenance personnel. Certain employees of the Property Manager may be employed on a part-time basis and may also be employed by the Sub-advisor or certain of its affiliates. The Property Manager will also direct the purchase of equipment and supplies and will supervise all maintenance activity.

Summarized below are the fees earned by and the expenses reimbursable to the Property Manager for the three months ended March 31, 2014 and any related amounts unpaid as of March 31, 2014 and December 31, 2013 (in thousands):

	For the Three Months Ended	Unpaid Amount as of
	March 31,	March 31,	December 31,
	2014	2014	2013
Property management fees	$2	$2	$—
Leasing commissions	—	—	—
Construction management fees	—	—	—
Other fees and reimbursements	21	7	—
Total	$23	$9	$—

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

The Dealer Manager typically reallows 100% of the selling commissions and a portion of the dealer manager fee to participating broker-dealers. Alternatively, a participating broker-dealer may elect to receive a commission based upon the proceeds from the sale of shares by such participating broker-dealer, with a portion of such fee being paid at the time of such sale and the remaining amounts paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale, in which event, a portion of the dealer manager fee will be reallowed such that the combined selling commission and dealer manager fee do not exceed 10% of the gross proceeds of our primary offering.

Starting with the commencement of our public offering, the Company utilizes transfer agent services provided by an affiliate of the Dealer Manager. Fees incurred from the transfer agent represent amounts paid to the affiliate of the Dealer Manager for such services. The following table details total selling commissions, dealer manager fees, and service fees paid to the Dealer Manager and its affiliate related to the sale of common stock for the three months ended March 31, 2014, and any related amounts unpaid as of March 31, 2014 and December 31, 2013 (in thousands):

	For the Three Months Ended	Payable as of
	March 31, 2014	March 31, 2014	December 31, 2013
Total commissions and fees incurred from Dealer Manager	$7,804	$—	$—
Fees incurred from the transfer agent	63	63	—

Share Purchases by Sub-advisor and AR Capital sponsor—Our Sub-advisor made an initial investment in us through the purchase of 8,888 shares of our common stock. The Sub-advisor may not sell any of these shares while serving as the Sub-advisor. Our AR Capital sponsor has also purchased 17,778 shares of our common stock. The Sub-advisor and AR Capital sponsor purchased shares at a purchase price of $22.50 per share, reflecting no dealer manager fee or selling commissions paid on such shares.

10. ECONOMIC DEPENDENCY

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

As of March 31, 2014 and December 31, 2013, we owed the Advisor, the Sub-advisor and their respective affiliates approximately $1.8 million and $2.0 million, respectively, for offering and organization expenses, general and administrative expenses and asset management, property management, and other fees payable as shown below (in thousands):

	March 31,	December 31,
	2014	2013
Offering and organization expenses payable	$1,684	$1,858
General and administrative expenses of the company paid by a sponsor	121	130
Asset management, property management, and other fees payable	9	—
Total due	$1,814	$1,988

11. OPERATING LEASES

The terms and expirations of our operating leases with our tenants vary. The lease agreements frequently contain options to extend the terms of leases and other terms and conditions as negotiated. We retain substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.

Approximate future rentals to be received under non-cancelable operating leases in effect at March 31, 2014, assuming no new or renegotiated leases or option extensions on lease agreements, are as follows (in thousands):

Year	Amount
April 1 to December 31, 2014	$614
2015	761
2016	727
2017	573
2018	539
2019 and thereafter	1,520
Total	$4,734

One tenant, Publix, comprised approximately 55.2% of the aggregate annualized effective rent of our one owned shopping center as of March 31, 2014.  No other tenant comprised 10% or more of our aggregate annualized effective rent as of March 31, 2014.

12. SUBSEQUENT EVENTS

Distributions

On April 1, 2014, we paid a distribution equal to a daily amount of $0.00445205 per share of common stock outstanding for stockholders of record for the period from March 1, 2014 through March 31, 2014. The total gross amount of the distribution was approximately $371,000, with $165,000 being reinvested in the DRIP, for a net cash distribution of $206,000.

On May 1, 2014, we paid a distribution equal to a daily amount of $0.00445205 per share of common stock outstanding for stockholders of record for the period from April 1, 2014 through April 30, 2014. The total gross amount of the distribution was approximately $551,000, with $267,000 being reinvested in the DRIP, for a net cash distribution of $284,000.

Payoff of Note Payable

On April 24, 2014, we used the proceeds from our initial public offering to make a payment of $0.2 million in order to pay down the balance of a note payable related to the financing of our annual directors and officers insurance premiums. This reduced the balance of our notes payable to $0.

Acquisitions

Subsequent to March 31, 2014, we acquired a 100% ownership in one property (dollars in thousands):

Property Name	Location	Anchor Tenant	Acquisition Date	Purchase Price	Mortgage Loan Assumed	Square Footage	Leased % of Rentable Square Feet at Acquisition
Staunton Plaza	Staunton, VA	Martin's	4/30/2014	$17,200	$12,618	80,265	100.0%

The supplemental purchase accounting disclosures required by GAAP relating to the recent acquisition of the aforementioned property have not been presented as the initial accounting for this acquisition was incomplete at the time this Quarterly Report on Form 10-Q was filed with the SEC. The initial accounting was incomplete due to the late closing date of the acquisition.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q of Phillips Edison – ARC Grocery Center REIT II, Inc. (“we,” the “Company,” “our” or “us”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the U.S. Securities and Exchange Commission (“SEC”). We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual conditions, our ability to accurately anticipate results expressed in such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A in Part II of this Form 10-Q and Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause actual results to differ materially from those presented in our forward-looking statements.

Overview

Organization

The Company was formed as a Maryland corporation on June 5, 2013, and intends to qualify as a REIT beginning with the taxable year ending December 31, 2014. We are offering to the public, pursuant to a registration statement, $2.475 billion in shares of common stock on a “reasonable best efforts” basis in our initial public offering. Our initial public offering consists of a primary offering of $2.0 billion in shares offered to investors at a price of $25.00 per share, with discounts available for certain categories of purchasers, and $475 million in shares offered to stockholders pursuant to a distribution reinvestment plan (the “DRIP”) at a price of $23.75 per share. We have the right to reallocate the shares of common stock offered between the primary offering and the DRIP. On November 25, 2013, the registration statement for our offering was declared effective under the Securities Act of 1933, and on January 9, 2014, we broke the minimum offering escrow requirement of $2,000,000. Prior to January 9, 2014, our operations had not yet commenced.

Our advisor is American Realty Capital PECO II Advisors, LLC (the “Advisor”), a newly organized limited liability company that was formed in the State of Delaware on July 9, 2013 that is indirectly wholly-owned by AR Capital LLC (formerly American Realty Capital II, LLC). We have entered into an advisory agreement with the Advisor which makes the Advisor ultimately responsible for the management of our day-to-day activities and the implementation of our investment strategy. The Advisor has delegated certain duties under the advisory agreement, including the management of our day-to-day operations and our portfolio of real estate assets, to Phillips Edison NTR II LLC (the "Sub-advisor"), which is directly or indirectly owned by Phillips Edison Limited Partnership (the “Phillips Edison sponsor”), and Michael Phillips and Jeffrey Edison, principals of our Phillips Edison sponsor. Notwithstanding such delegation to the Sub-advisor, the Advisor retains ultimate responsibility for the performance of all the matters entrusted to it under the advisory agreement.

We plan to invest primarily in well-occupied grocery-anchored neighborhood and community shopping centers leased to a mix of national, creditworthy retailers selling necessity-based goods and services in strong demographic markets throughout the United States. In addition, we may invest in other retail properties including power and lifestyle shopping centers, multi-tenant shopping centers, free-standing single-tenant retail properties, and other real estate and real estate-related loans and securities depending on real estate market conditions and investment opportunities that we determine are in the best interests of our stockholders. We expect that retail properties primarily would underlie or secure the real estate-related loans and securities in which we may invest.

Equity Raise Activity

As of March 31, 2014, we had issued pursuant to our initial public offering a total of 3,360,076 shares of common stock including 2,948 shares issued through the DRIP, generating gross cash proceeds of $83.4 million since our inception.

Portfolio

Below are statistical highlights of our portfolio’s activities from inception to date, as of March 31, 2014:

Cumulative
Portfolio through
March 31, 2014
Number of properties	1
Number of states	1
Weighted average capitalization rate(1)	6.6%
Weighted average capitalization rate with straight-line rent(2)	6.8%
Total acquisition purchase price	$11,151,000
Total square feet	81,674
Leased % of rentable square feet(3)	93.3%
Average remaining lease term in years(3)	5.2

(1)
The capitalization rate is calculated by dividing the annualized in-place net operating income of a property as of the date of acquisition by the contract purchase price of the property.  Annualized in-place net operating income is calculated by subtracting the estimated annual operating expenses of a property from the annualized rents to be received from tenants occupying space at the property as of the date of acquisition.

(2)
The capitalization rate with straight-line rent is calculated by dividing the annualized in-place net operating income, inclusive of straight-line rental income, of a property as of the date of acquisition by the contract purchase price of the property.  Annualized in-place net operating income is calculated by subtracting the estimated annual operating expenses of a property from the straight-line annualized rents to be received from tenants occupying space at the property as of the date of acquisition.

(3)	As of March 31, 2014.

As of March 31, 2014, we owned one real estate property, acquired from a third party unaffiliated with us, the Advisor, or the Sub-advisor. The following table presents information regarding our property as of March 31, 2014 (dollars in thousands):

Property Name	Location	Anchor Tenant	Date Acquired	Contract Purchase Price(1)	Rentable Square Feet	Average Remaining Lease Term in Years	% of Rentable Square Feet Leased
Bethany Village Shopping Center	Alpharetta, GA	Publix	3/14/2014	$11,151	81,674	5.2	93.3%

(1)	The contract purchase price excludes closing costs and acquisition costs.

The following table lists, on an aggregate basis, all of the scheduled lease expirations after March 31, 2014 over each of the years ending December 31, 2014 and thereafter for our one owned shopping center. The table shows the approximate rentable square feet and annualized effective rent represented by the applicable lease expirations (dollars in thousands):

	Number of		% of Total Portfolio
	Expiring	Annualized	Annualized	Leased Rentable	% of Leased Rentable
Year	Leases	Effective Rent(1)	Effective Rent	Square Feet Expiring	Square Feet Expiring
2014	3	$106	12.9%	4,800	6.3%
2015	—	—	—	—	—
2016	5	190	23.1%	11,800	15.5%
2017	1	30	3.6%	1,400	1.9%
2018	1	11	1.3%	1,700	2.2%
2019	—	—	—	—	—
2020	—	—	—	—	—
2021	1	455	55.2%	51,674	67.8%
2022	—	—	—	—	—
2023	—	—	—	—	—
Thereafter	1	32	3.9%	4,800	6.3%

(1)	We calculate annualized effective rent as monthly contractual rent as of March 31, 2014 multiplied by 12 months, less any tenant concessions.

Portfolio Tenancy

Prior to the acquisition of a property, we assess the suitability of the grocery-anchor tenant and other tenants in light of our investment objectives, namely, preserving capital and providing stable cash flows for distributions. Generally, we assess the strength of the tenant by consideration of company factors, such as its financial strength and market share in the geographic area of the shopping center, as well as location-specific factors, such as the store’s sales, local competition and demographics. When assessing the tenancy of the non-anchor space at the shopping center, we consider the tenant mix at each shopping center in light of our portfolio, the proportion of national and national franchise tenants, the creditworthiness of specific tenants, and the timing of lease expirations. When evaluating non-national tenancy, we attempt to obtain credit enhancements to leases, which typically come in the form of deposits and/or guarantees from one or more individuals.

The following table presents the composition of our portfolio by tenant type as of March 31, 2014 (dollars in thousands):

			Annualized	% of
	Leased	% of Leased	Effective	Annualized
Tenant Type	Square Feet	Square Feet	Rent(1)	Effective Rent
Grocery anchor	51,674	67.8%	$455	55.2%
National and regional(2)	13,700	18.0%	197	23.9%
Local	10,800	14.2%	172	20.9%
	76,174	100.0%	$824	100.0%

(1)	We calculate annualized effective rent as monthly contractual rent as of March 31, 2014 multiplied by 12 months, less any tenant concessions.

(2)	We define national tenants as those that operate in at least three states. Regional tenants are defined as those that have at least three locations.

The following table presents the composition of our portfolio by tenant industry as of March 31, 2014 (dollars in thousands):

			Annualized	% of
	Leased	% of Leased	Effective	Annualized
Tenant Industry	Square Feet	Square Feet	Rent(1)	Effective Rent
Grocery	51,674	67.8%	$455	55.2%
Services(2)	11,200	14.7%	152	18.5%
Restaurant	8,900	11.7%	155	18.8%
Retail Stores(2)	4,400	5.8%	62	7.5%
	76,174	100.0%	$824	100.0%

(1)	We calculate annualized effective rent as monthly contractual rent as of March 31, 2014 multiplied by 12 months, less any tenant concessions.

(2)	We define retail stores as those that primarily sell goods, while services tenants primarily sell non-goods services.

Results of Operations

Prior to January 9, 2014, our operations had not yet commenced. As a result, the discussions of the results of operations are only for the three months ended March 31, 2014, with no prior period comparisons provided in the accompanying sections.

Summary of Operating Activities for the Three Months Ended March 31, 2014

Total revenues were approximately $54,000, with rental income of approximately $41,000. Other revenue, largely comprised of tenant reimbursements, was approximately $13,000.

General and administrative expenses were approximately $151,000. This amount was comprised largely of board-related expenses and annual directors and officers insurance premiums.

Acquisition expenses, in the amount of approximately $202,000, were expensed as incurred. Included in these acquisition expenses were acquisition fees due to the Advisor and Sub-advisor of $112,000, as well as $69,000 in other acquisition expenses owed to third-parties, related to the purchase of Bethany Village Shopping Center. We incurred $21,000 in expense related to acquisitions that had not closed as of March 31, 2014.

We generally expect our revenues and expenses to increase in future years as a result of owning Bethany Village Shopping Center for a full year and the acquisition of additional properties. Although we expect our general and administrative expenses to increase, we expect such expenses to decrease as a percentage of our revenues. We currently have substantial uninvested proceeds raised from our initial public offering, which we are seeking to invest promptly on attractive terms. If we are unable to invest the proceeds promptly and on attractive terms, we may have difficulty continuing to pay distributions at a 6.5% annualized rate.

Liquidity and Capital Resources

General

Our principal demands for funds are for real estate and real estate-related investments and the payment of acquisition expenses, operating expenses, and distributions to stockholders. Generally, we expect cash needed for items other than acquisitions and acquisition expenses to be generated from operations. The sources of our operating cash flows are primarily driven by the rental income received from leased properties. We expect to continue to raise capital through our initial public offering and to utilize such funds and proceeds from secured or unsecured financing to complete future property acquisitions. As of March 31, 2014, we had raised approximately $83.4 million in gross proceeds from our initial public offering, including $0.1 million through the DRIP.

As of March 31, 2014, we had cash and cash equivalents of $61.1 million. During the three months ended March 31, 2014, we had a net cash increase of $61.0 million.

This cash increase was the result of:

•
$0.2 million used in operating activities, largely the result of net loss from operations before depreciation and amortization charges, which was partially offset by an increase in accrued liabilities of $0.1 million as well as a decrease in prepaid expenses and other assets of $0.1 million.  Also included in this total was $0.2 million of real estate acquisition expenses incurred during the period and expensed in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”);

•	$11.5 million used in investing activities, which was the result of the acquisition of Bethany Village Shopping Center; and

•
$72.7 million provided by financing activities with $72.9 million from the net proceeds of the issuance of common stock.  Partially offsetting this amount were payments on notes payable of $0.1 million, as well as distributions paid to our stockholders of $0.1 million, net of DRIP proceeds.

Short-term Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements through existing cash on hand, net cash provided by property operations, proceeds from our offering, and proceeds from secured and unsecured debt financings. Operating cash flows are expected to increase as additional properties are added to our portfolio. Other than the commissions paid to Realty Capital Securities, LLC (the "Dealer Manager"), the organization and offering costs associated with our offering are initially paid by our sponsors.  Our sponsors will be reimbursed for such costs up to 2.0% of the gross capital raised in our offering. As of March 31, 2014, we owe the Advisor, Sub-advisor and their affiliates a total of $1.8 million of offering costs incurred on our behalf and fees charged to us for asset management, property management, and other services.

For the three months ended March 31, 2014, gross distributions of approximately $148,000 were paid to stockholders, including $70,000 of distributions reinvested through the DRIP, for net cash distributions of $78,000. On April 1, 2014, gross distributions of approximately $371,000 were paid, including $165,000 of distributions reinvested through the DRIP, for net cash distributions of $206,000. Distributions were funded by proceeds from our primary offering.

On February 28, 2014, our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing April 1, 2014 through and including April 30, 2014, as well as the period commencing May 1, 2014 through and including May 31, 2014. The authorized distributions equal an amount of $0.00445205 per share of common stock, par value $0.01 per share. A portion of each distribution is expected to constitute a return of capital for tax purposes.

Long-term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for real estate and real estate-related investments and the payment of acquisition expenses, operating expenses, distributions and redemptions to stockholders, interest and principal on indebtedness, and payments on amounts due to our sponsors for organization and offering costs incurred on our behalf.  Generally, we expect to meet cash needs for items other than acquisitions and acquisition expenses from our cash flow from operations, and we expect to meet cash needs for acquisitions and acquisition expenses from the net proceeds of our initial public offering and from debt financings. We expect that substantially all net cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are funded; however, we have and may continue to use other sources to fund distributions as necessary, including proceeds from our initial public offering, contributions or advances made to us by the Advisor, Sub-advisor and their respective affiliates, and borrowings under future debt agreements.

Our charter limits our borrowings to 300% of our net assets (as defined in our charter); however, we may exceed that limit if a majority of our conflicts committee approves each borrowing in excess of our charter limitation and if we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. In all events, we expect that our secured and unsecured borrowings will be reasonable in relation to the net value of our assets and will be reviewed by our board of directors at least quarterly. As of March 31, 2014, our borrowings were less than 1% of our net assets.

Careful use of debt will help us to achieve our diversification goals because we will have more funds available for investment. However, high levels of debt could cause us to incur higher interest charges and higher debt service payments, which would decrease the amount of cash available for distribution to our investors.

Contractual Commitments and Contingencies

As of March 31, 2014, we had an outstanding note payable of approximately $216,000 related to the financing of our annual directors and officers insurance premiums. We did not have any other contractual debt obligations.  We intend to finance future acquisitions and operations in part with a combination of variable-rate and fixed-rate credit facilities and mortgage loans secured by real estate assets. We do not currently have any credit facilities.

Funds from Operations, Funds from Operations Adjusted for Acquisition Expenses, and Modified Funds from Operations

Funds from operations, or FFO, is a non-GAAP performance financial measure that is widely recognized as a measure of REIT operating performance. We use FFO as defined by NAREIT to be net income (loss), computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property (including deemed sales and settlements of pre-existing relationships), plus depreciation and amortization on real estate assets and impairment charges, and after related adjustments for unconsolidated partnerships, joint ventures and subsidiaries and noncontrolling interests. We believe that FFO is helpful to our investors and our management as a measure of operating performance because it excludes real estate-related depreciation and amortization, gains and losses from property dispositions, impairment charges, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which are not immediately apparent from net income. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate and intangibles diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or are requested or required by lessees for operational purposes in order to maintain the value disclosed. Since real estate values have historically risen or fallen with market conditions, including inflation, changes in interest rates, the business cycle, unemployment and consumer spending, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient. As a result, our management believes that the use of FFO, together with the required GAAP presentations, is helpful for our investors in understanding our performance. In particular, because GAAP impairment charges are not allowed to be reversed if the underlying fair values improve or because the timing of impairment charges may lag the onset of certain operating consequences, we believe FFO provides useful supplemental information related to current consequences, benefits and sustainability related to rental rate, occupancy and other core operating fundamentals. Additionally, we believe it is appropriate to exclude impairment charges from FFO, as these are fair value adjustments that are largely based on market fluctuations and assessments regarding general market conditions which can change over time. Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses. In addition, FFO will be affected by the types of investments in our targeted portfolio which will consist of, but is not limited to, necessity-based neighborhood and community shopping centers, first- and second-priority mortgage loans, mezzanine loans, bridge and other loans, mortgage-backed securities, collateralized debt obligations, and debt securities of real estate companies.

An asset will only be evaluated for impairment if certain impairment indicators exist and if the carrying or book value exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, as impairments are based on estimated future undiscounted cash flows, investors are cautioned that we may not recover any impairment charges. FFO is not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO.

Since the definition of FFO was promulgated by NAREIT, GAAP has expanded to include several new accounting pronouncements, such that management and many investors and analysts have considered the presentation of FFO alone to be insufficient. Accordingly, in addition to FFO, we use both FFO adjusted for acquisition expenses and modified funds from operations, or MFFO, as defined by the Investment Program Association, or IPA. FFO adjusted for acquisition expenses excludes acquisition fees and expenses from FFO. In addition to excluding acquisition fees and expenses, MFFO also excludes from FFO the following items:

(1)	straight-line rent amounts, both income and expense;

(2)	amortization of above- or below-market intangible lease assets and liabilities;

(3)	amortization of discounts and premiums on debt investments;

(4)	gains or losses from the early extinguishment of debt;

(5)
gains or losses on the extinguishment or sales of hedges, foreign exchange, securities and other derivatives holdings except where the trading of such instruments is a fundamental attribute of our operations;

(6)	gains or losses related to fair-value adjustments for derivatives not qualifying for hedge accounting, including interest rate and foreign exchange derivatives;

(7)	gains or losses related to consolidation from, or deconsolidation to, equity accounting;

(8)	gains or losses related to contingent purchase price adjustments; and

(9)	adjustments related to the above items for unconsolidated entities in the application of equity accounting.

We believe that both FFO adjusted for acquisition expenses and MFFO are helpful in assisting management and investors with the assessment of the sustainability of operating performance in future periods and, in particular, after our offering and acquisition stages are complete, because both FFO adjusted for acquisition expenses and MFFO exclude acquisition expenses that affect property operations only in the period in which the property is acquired. Thus, FFO adjusted for acquisition expenses and MFFO provide helpful information relevant to evaluating our operating performance in periods in which there is no acquisition activity.

In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management’s investment models and analyses differentiate costs to acquire the investment from the operations derived from the investment. Prior to 2009, acquisition costs for both of these types of investments were capitalized under GAAP; however, beginning in 2009, acquisition costs related to business combinations are expensed. We intend to fund both of these acquisition-related costs from the offering proceeds and generally not from operations. However, if offering proceeds are not available to fund these acquisition-related costs, operational cash flows may be used to fund future acquisition-related costs. We believe by excluding expensed acquisition costs, FFO adjusted for acquisition expenses and MFFO provide useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include those paid to the Advisor, the Sub-advisor or third parties.

As explained below, management’s evaluation of our operating performance excludes the additional items considered in the calculation of MFFO based on the following economic considerations. Many of the adjustments in arriving at MFFO are not applicable to us. Nevertheless, we explain below the reasons for each of the adjustments made in arriving at our MFFO definition.

•
Adjustments for straight-line rents and amortization of discounts and premiums on debt investments. In the proper application of GAAP, rental receipts and discounts and premiums on debt investments are allocated to periods using various systematic methodologies. This application may result in income recognition that could be significantly different than underlying contract terms. By adjusting for these items, MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments and aligns results with management’s analysis of operating performance.  The adjustment to MFFO for straight-line rents, in particular, is made to reflect rent and lease payments from a GAAP accrual basis to a cash basis.

•
Adjustments for amortization of above- or below-market intangible lease assets. Similar to depreciation and amortization of other real estate related assets that are excluded from FFO, GAAP implicitly assumes that the value of intangibles diminishes ratably over time and that these charges be recognized currently in revenue. Since real estate values and market lease rates in the aggregate have historically risen or fallen with market conditions, management believes that by excluding these charges, MFFO provides useful supplemental information on the performance of the real estate.

•
Gains or losses related to fair-value adjustments for derivatives not qualifying for hedge accounting and gains or losses related to contingent purchase price adjustments. Each of these items relates to a fair value adjustment, which is based on the impact of current market fluctuations and underlying assessments of general market conditions and specific performance of the holding, which may not be directly attributable to current operating performance. As these gains or losses relate to underlying long-term assets and liabilities, management believes MFFO provides useful supplemental information by focusing on the changes in core operating fundamentals rather than changes that may reflect anticipated gains or losses.

•
Adjustment for gains or losses related to early extinguishment of hedges, debt, consolidation or deconsolidation and contingent purchase price. Similar to extraordinary items excluded from FFO, these adjustments are not related to continuing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods and to other real estate operators.

By providing FFO adjusted for acquisition expenses and MFFO, we believe we are presenting useful information that also assists investors and analysts to better assess the sustainability (that is, the capacity to continue to be maintained) of our operating performance after our offering and acquisition stages are completed. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. However, under GAAP, acquisition costs are characterized as operating expenses in determining operating net income (loss). These expenses are paid in cash by us, and therefore such funds will not be available to distribute to investors. FFO adjusted for acquisition expenses and MFFO are useful in comparing the sustainability of our operating performance after our offering and acquisition stages are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. However, investors are cautioned that FFO adjusted for acquisition expenses and MFFO should only be used to assess the sustainability of our operating performance after our offering and acquisition stages are completed, as both measures exclude acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired. All paid and accrued acquisition costs negatively impact our operating performance during the period in which properties are acquired and will have negative effects on returns to investors, the potential for future distributions, and cash flows generated, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase prices of the properties we acquire. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. MFFO that excludes such costs and expenses would only be comparable to that of non-listed REITs that have completed their acquisition activities and have similar operating characteristics as us. The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In the event that we are unable to raise any additional proceeds from the sale of shares in our initial offering, we may still be obligated to pay acquisition fees and reimburse acquisition expenses to our Advisor and Sub-Advisor and the Advisor and Sub-Advisor will be under no obligation to reimburse these payments back to us. As a result, such fees and expenses may need to be paid from other sources, including additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows. Acquisition costs also adversely affect our book value and equity.

The additional items that may be excluded from FFO to determine MFFO are cash flow adjustments made to net income in calculating the cash flows provided by operating activities. Each of these items is considered an important overall operational factor that affects our long-term operational profitability. These items and any other mark-to-market or fair value adjustments may be based on many factors, including current operational or individual property issues or general market or overall industry conditions. While we are responsible for managing interest rate, hedge and foreign exchange risk, we intend to retain an outside consultant to review any hedging agreements that we may enter into in the future. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are not reflective of ongoing operations.

Each of FFO, FFO adjusted for acquisition expenses, and MFFO should not be considered as an alternative to net income (loss) or income (loss) from continuing operations under GAAP, or as an indication of our liquidity, nor is any of these measures indicative of funds available to fund our cash needs, including our ability to fund distributions. In particular, as we are currently in the acquisition phase of our life cycle, acquisition-related costs and other adjustments that are increases to FFO adjusted for acquisition expenses and MFFO are, and may continue to be, a significant use of cash. MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is a stated value and there is no current net asset value determination. Additionally, FFO adjusted for acquisition expenses, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate our business plan in the manner currently contemplated. Accordingly, FFO, FFO adjusted for acquisition expenses, and MFFO should be reviewed in connection with other GAAP measurements. FFO, FFO adjusted for acquisition expenses, and MFFO should not be viewed as more prominent measures of performance than our net income or cash flows from operations prepared in accordance with GAAP. Our FFO, FFO adjusted for acquisition expenses, and MFFO as presented may not be comparable to amounts calculated by other REITs.
Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO adjusted for acquisition expenses or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we may have to adjust our calculation and characterization of FFO, FFO adjusted for acquisition expenses or MFFO.

The following section presents our calculation of FFO, FFO adjusted for acquisition expenses, and MFFO and provides additional information related to our operations. As a result of the timing of the commencement of our initial public offering and our active real estate operations, FFO, FFO adjusted for acquisition expenses, and MFFO are not relevant to a discussion comparing operations for the period presented. We expect revenues and expenses to increase in future periods as we raise additional offering proceeds and use them to acquire additional investments.

FUNDS FROM OPERATIONS, FUNDS FROM OPERATIONS ADJUSTED FOR ACQUISITION EXPENSES, AND MODIFIED FUNDS FROM OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(Unaudited)
(Amounts in thousands, except share and per share amounts)

Three Months Ended March 31,
2014
Calculation of Funds from Operations
Net loss	$(349)
Add:
Depreciation and amortization of real estate assets	33
Funds from operations (FFO)	$(316)
Calculation of FFO Adjusted for Acquisition Expenses
Funds from operations	$(316)
Add:
Acquisition expenses	202
FFO adjusted for acquisition expenses	$(114)
Calculation of Modified Funds from Operations
FFO adjusted for acquisition expenses	$(114)
Less:
Straight-line rental income	(3)
Modified funds from operations (MFFO)	$(117)
Weighted-average common shares outstanding - basic and diluted	1,334,755
Net loss per share - basic and diluted	$(0.26)
FFO per share - basic and diluted	$(0.24)
FFO adjusted for acquisition expenses per share - basic and diluted	$(0.09)
MFFO per share - basic and diluted	$(0.09)

Distributions

Distributions for the three months ended March 31, 2014 accrued at an average daily rate of $0.00445205 per share of common stock. During the three months ended March 31, 2014, gross distributions paid were $148,000, with $70,000 being reinvested through the DRIP for net cash distributions of $78,000. Our net loss and cash used in operating activities for the three months ended March 31, 2014 were $349,000 and $151,000, respectively. We funded our distributions with proceeds from our primary offering. There were gross distributions of $371,000 accrued and payable as of March 31, 2014.

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

We may receive income from interest or rents at various times during our fiscal year and, because we may need funds from operations during a particular period to fund capital expenditures and other expenses, we expect that at least during the early stages of our development and from time to time during our operational stage, we will declare distributions in anticipation of funds that we expect to receive during a later period.  We will pay these distributions in advance of our actual receipt of these funds. In these instances, we expect to look to borrowings or proceeds from our initial public offering to fund our distributions. We may also fund such distributions from advances from our sponsors or from any deferral or waiver of fees by the Advisor or Sub-advisor. To the extent that we pay distributions from sources other than our cash provided by operating activities, we will have fewer funds available for investment in properties. The overall return to our stockholders may be reduced, and subsequent investors may experience dilution.

Our general distribution policy is not to use the proceeds of our offering to pay distributions.  However, our board has the authority under our organizational documents, to the extent permitted by Maryland law, to pay distributions from any source without limit, including proceeds from our offering or the proceeds from the issuance of securities in the future, and, therefore, proceeds of our offering may fund distributions.  To the extent that we have raised substantial amounts of offering proceeds and have been unable to promptly invest these proceeds on attractive terms, our cash provided by operating activities may be insufficient to fully fund our ongoing distributions.  Because we do not intend to borrow money for the specific purpose of funding distribution payments, we have funded, and may continue to fund, a portion of our distributions with proceeds from our offerings.

To maintain our qualification as a REIT, we must make aggregate annual distributions to our stockholders of at least 90.0% of our REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). If we meet the REIT qualification requirements, we generally will not be subject to U.S. federal income tax on the income that we distribute to our stockholders each year. However, we may be subject to certain state and local taxes on our income, property or net worth, respectively, and to federal income and excise taxes on our undistributed income.

We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders.

Critical Accounting Policies

There have been no changes to our critical accounting policies during the three months ended March 31, 2014, except that subsequent to the issuance of our Annual Report on Form 10-K, we have continued to adopt additional accounting policies as required by our increasing operational activity. For a summary of our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2013. The additional accounting policies that we have adopted since the issuance of our Annual Report on Form 10-K have been included within Note 2 to the condensed consolidated interim financial statements presented herein.

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any off-balance sheet arrangements.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

We may hedge a portion of our exposure to interest rate fluctuations through the utilization of an interest rate swap in order to mitigate the risk of this exposure. We do not intend to enter into derivative or interest rate transactions for speculative purposes.  Our hedging decisions will be determined based upon the facts and circumstances existing at the time of the hedge and may differ from our currently anticipated hedging strategy.  Because we may use derivative financial instruments to hedge against interest rate fluctuations, we may be exposed to both credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties.  Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. As of March 31, 2014, we were not party to any interest rate swap agreements.

There would be no impact on our annual results of operations of a one percentage point change in interest rates because we had no outstanding variable-rate debt at March 31, 2014.

As the information presented above includes only those exposures that exist as of March 31, 2014, it does not consider those exposures or positions that could arise after that date. Hence, the information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

We do not have any foreign operations, and thus we are not exposed to foreign currency fluctuations.

Item 4.         Controls and Procedures

Management’s Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods in SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II.     OTHER INFORMATION

Item 1.         Legal Proceedings

From time to time, we are party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by governmental authorities.

Item 1A.        Risk Factors

The following risk factor supplements the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2013.

Risks Related to an Investment in Us

To date, we have not generated sufficient cash flow from operations to pay distributions, and, therefore, we have paid, and may continue to pay, distributions from the net proceeds of our ‘‘best efforts’’ offering, which reduces the amount of cash we ultimately have to invest in assets, negatively impacting the value of our stockholders’ investment and is dilutive to our stockholders.

We have not yet generated positive cash flow from operations to cover distribution payments and may not do so unless our asset base grows significantly. Our organizational documents permit us to pay distributions from sources other than cash flow from operations. Specifically, some or all of our distributions may be paid from retained cash flow, from borrowings and from cash flow from investing activities, including the net proceeds from the sale of our assets, or from the net proceeds of our ‘‘reasonable best efforts’’ offering. Accordingly, until such time as we are generating cash flow from operations sufficient to cover distributions, during the pendency of our ‘‘reasonable best efforts’’ offering, we have and will likely continue to pay distributions from the net proceeds of the offering. We have not established any limit on the extent to which we may use alternate sources, including borrowings or proceeds of the offering, to pay distributions. We began declaring distributions to stockholders of record during February 2014. One hundred percent (100%) of the distributions paid to stockholders to date have been paid from the net proceeds of our ‘‘reasonable best efforts’’ offering, which reduces the proceeds available for other purposes. For the three months ended March 31, 2014, we paid distributions of $148,000, including distributions reinvested through our distribution reinvestment plan, and our GAAP cash uses from operations were $151,000. To the extent we pay cash distributions, or a portion thereof, from sources other than cash flow from operations, we will have less capital available to invest in properties and other real estate-related assets, the book value per share may decline, and there will be no assurance that we will be able to sustain distributions at that level. In addition, by using the net proceeds of our ‘‘reasonable best efforts’’ offering to fund distributions, earlier investors may benefit from the investments made with funds raised later in our ‘‘reasonable best efforts’’ offering, while later investors may not benefit from all of the net offering proceeds raised from earlier investors.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and invest in real estate assets.

The Federal Insurance Deposit Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank. Through 2014, the FDIC is insuring up to $250,000 per depositor per insured bank account. At March 31, 2014, we had cash and cash equivalents exceeding these federally insured levels. If the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over the federally insured levels. The loss of our deposits could reduce the amount of cash we have available to distribute or invest.

One of our tenants generated a significant portion of our revenue, and a rental payment default by this significant tenant could adversely affect our results of operations.

For the three months ended March 31, 2014, approximately 67.8% of our consolidated base rental revenue was generated from a lease with Publix Super Markets. As a result of the concentration of revenue generated from this tenant, if Publix Super Markets were to cease paying rent or fulfilling their other monetary obligations we could have significantly reduced rental revenues or higher expenses until the default was cured or the space was leased to a new tenant or tenants. In addition, there is no assurance that the space could be re-leased on similar or better terms, if at all.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

a)	We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the three months ended March 31, 2014.

b)
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

c)	As of March 31, 2014, we had issued a total of 3,360,076 shares of common stock including 2,948 shares issued through the DRIP, generating gross cash proceeds of $83.4 million, since our inception.

The following table reflects the offering costs associated with the issuance of common stock for the three months ended March 31, 2014 (in thousands):

Three Months Ended March 31, 2014
Selling commissions and dealer manager fees	$7,804
Other offering costs	2,308
Total	$10,112
The Dealer Manager reallowed the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of shares of common stock.

Three Months Ended March 31, 2014
Total commissions incurred from the Dealer Manager	$7,804
Less:
Commissions to participating broker-dealers	(5,371)
Reallowance to participating broker-dealers	(933)
Net to the Dealer Manager	$1,500

As of March 31, 2014, we have incurred $12.0 million of cumulative offering costs in connection with the issuance and distribution of common stock. Offering proceeds of $83.4 million exceeded cumulative offering costs by $71.4 million at March 31, 2014.

To the extent that we are able to identify suitable investments, we have used, and expect to continue to use, substantially all of the net proceeds from our ongoing initial public offering to invest primarily in grocery-anchored neighborhood and community shopping centers throughout the United States. We may use the net proceeds from the sale of shares under our distribution reinvestment plan for general corporate purposes, including, but not limited to, the repurchase of shares under our share repurchase program, capital expenditures, tenant improvement costs, and other funding obligations. As of March 31, 2014, we have used the net proceeds from our ongoing primary public offering to purchase $11.2 million in real estate and to pay $0.2 million of acquisition fees and expenses.

d)	We did not repurchase any of our securities during the three-month period ended March 31, 2014, and no shares eligible for redemption were the subject of any redemption requests during this period.

Item 3.        Defaults upon Senior Securities

Not Applicable

Item 4.        Mine Safety Disclosures

                     Not Applicable

Item 5.        Other Information

(a)	During the first quarter of 2014, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors.

Item 6.          Exhibits

Ex.	Description

3.1
Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-190558) filed November 7, 2013)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed March 6, 2014)
4.1
Agreement of Limited Partnership of Phillips Edison - ARC Grocery Center Operating Partnership II, L.P. dated December 25, 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed March 6, 2014)

4.2
Amended and Restated Subscription Escrow Agreement among the Company, UMB Bank, N.A. and Realty Capital Securities, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed March 6, 2014)

4.3	Dividend Reinvestment Plan (incorporated by reference to Appendix B to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-190558) filed November 7, 2013)
10.1
Assignment and Assumption of Rights Under Shopping Center Purchase Agreement - Staunton Plaza (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed March 6, 2014)

10.2
Purchase and Sale Agreement - Bethany Village (incorporated by reference to Exhibit 10.9 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-190558) filed April 16, 2014)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101.1
The following information from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statement of Operations and Comprehensive Loss; (iii) Condensed Consolidated Statement of Equity; and (iv) Condensed Consolidated Statement of Cash Flows

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS EDISON – ARC GROCERY CENTER REIT II, INC.

Date: May 8, 2014	By:	/s/ Jeffrey S. Edison
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2014	By:	/s/ Devin I. Murphy
Devin I. Murphy
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer)