Form 10-Q
period 2014-06-30
Phillips Edison - ARC Grocery Center REIT II, Inc.
filed 2014-08-07
CIK 1581405

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2014, there were 11.9 million outstanding shares of common stock of Phillips Edison – ARC Grocery Center REIT II, Inc.

PHILLIPS EDISON – ARC GROCERY CENTER REIT II, INC.
FORM 10-Q
June 30, 2014

PART I.        FINANCIAL INFORMATION

Item 1.          Financial Statements

PHILLIPS EDISON – ARC GROCERY CENTER REIT II, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2014 AND DECEMBER 31, 2013
(Unaudited)
(In thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
ASSETS
Investment in real estate:
Land	$7,440	$—
Building and improvements	17,312	—
Total investment in real estate assets	24,752	—
Accumulated depreciation and amortization	(182)	—
Total investment in real estate assets, net	24,570	—
Acquired intangible lease assets, net of accumulated amortization of $107 and $0, respectively	3,953	—
Cash and cash equivalents	178,488	100
Restricted cash	42	—
Deferred offering costs	—	1,858
Accounts receivable	87	—
Deferred financing expense, less accumulated amortization of $3 and $0, respectively	450	—
Prepaid expenses and other	287	390
Total assets	$207,877	$2,348
LIABILITIES AND EQUITY
Liabilities:
Mortgages and loans payable	$12,889	$—
Acquired below market lease intangibles	46	—
Accounts payable	4	—
Accounts payable – affiliates	4,615	1,988
Accrued and other liabilities	1,781	9
Notes payable	—	296
Total liabilities	19,335	2,293
Commitments and contingencies (Note 9)	—	—
Equity:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, zero shares issued and outstanding at June 30, 2014
and December 31, 2013	—	—
Common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 8,917,720 and 8,888 shares issued and
outstanding at June 30, 2014 and December 31, 2013, respectively	89	—
Additional paid-in capital	192,627	200
Accumulated deficit	(4,174)	(145)
Total equity	188,542	55
Total liabilities and equity	$207,877	$2,348

See notes to condensed consolidated financial statements.

PHILLIPS EDISON – ARC GROCERY CENTER REIT II, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE PERIOD ENDED JUNE 30, 2014
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Revenues:
Rental income	$433	$474
Tenant recovery income	106	118
Other property income	—	1
Total revenues	539	593
Expenses:
Property operating	90	98
Real estate taxes	53	60
General and administrative	418	569
Acquisition expenses	384	586
Depreciation and amortization	223	256
Total expenses	1,168	1,569
Operating loss	(629)	(976)
Other expense:
Interest expense, net	(130)	(132)
Net loss	$(759)	$(1,108)
Per share information - basic and diluted:
Net loss per share - basic and diluted	$(0.13)	$(0.30)
Weighted-average common shares outstanding - basic and diluted	5,913,005	3,636,527

Comprehensive loss:
Net loss	$(759)	$(1,108)
Other comprehensive income	—	—
Comprehensive loss	$(759)	$(1,108)

See notes to condensed consolidated financial statements.

PHILLIPS EDISON – ARC GROCERY CENTER REIT II, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2014
(Unaudited)
(In thousands, except share and per share amounts)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2014	8,888	$—	$200	$(145)	$55
Issuance of common stock	8,870,551	89	220,505	—	220,594
Distribution reinvestment plan (DRIP)	38,281	—	909	—	909
Common distributions declared, $0.67 per share	—	—	—	(2,921)	(2,921)
Offering costs	—	—	(28,987)	—	(28,987)
Net loss	—	—	—	(1,108)	(1,108)
Balance at June 30, 2014	8,917,720	$89	$192,627	$(4,174)	$188,542

See notes to condensed consolidated financial statements.

PHILLIPS EDISON – ARC GROCERY CENTER REIT II, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2014
(Unaudited)
(In thousands)

Six Months Ended
June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	252
Net amortization of above- and below-market leases	34
Amortization of deferred financing costs	3
Straight-line rental income	(43)
Changes in operating assets and liabilities:
Accounts receivable	(44)
Prepaid expenses and other	103
Accounts payable	4
Accounts payable – affiliates	(103)
Accrued and other liabilities	484
Net cash used in operating activities	(418)
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(15,687)
Capital expenditures	(100)
Change in restricted cash	(42)
Net cash used in investing activities	(15,829)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	220,594
Payment of offering costs	(24,399)
Payments on mortgages and loans payable	(41)
Payments on notes payable	(296)
Distributions paid, net of DRIP	(966)
Payments of loan financing costs	(257)
Net cash provided by financing activities	194,635
NET INCREASE IN CASH AND CASH EQUIVALENTS	178,388
CASH AND CASH EQUIVALENTS:
Beginning of period	100
End of period	$178,488
SUPPLEMENTAL CASHFLOW DISCLOSURE, INCLUDING NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$69
Change in offering costs payable to advisor and sub-advisor	2,730
Change in distributions payable	1,046
Assumed debt	12,933
Accrued capital expenditures	46
Accrued loan financing costs	196
Distributions reinvested	909
Reclassification of deferred offering costs to additional paid-in capital	1,858

See notes to condensed consolidated financial statements.

 Phillips Edison—ARC Grocery Center REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. ORGANIZATION

Phillips Edison—ARC Grocery Center REIT II, Inc. (the "Company") was formed as a Maryland corporation on June 5, 2013, and intends to qualify as a real estate investment trust ("REIT") beginning with the taxable year ending December 31, 2014. Substantially all of our business is conducted through Phillips Edison—ARC Grocery Center Operating Partnership II, L.P. (the "Operating Partnership"), a Delaware limited partnership formed on June 4, 2013. We are a limited partner of the Operating Partnership, and our wholly owned subsidiary, PE-ARC Grocery Center OP GP II LLC, is the sole general partner of the Operating Partnership. As we accept subscriptions for shares in our continuous public offering, we will transfer all of the net proceeds of the offering to the Operating Partnership as a capital contribution in exchange for units of limited partnership interest; however, we are deemed to have made capital contributions in the amount of the gross offering proceeds received from investors.

We are offering to the public, pursuant to a registration statement, $2.475 billion in shares of common stock on a "reasonable best efforts" basis in our initial public offering ("our initial public offering"). Our initial public offering consists of a primary offering of $2.0 billion in shares offered to investors at a price of $25.00 per share, with discounts available for certain categories of purchasers, and $0.475 billion in shares offered to stockholders pursuant to a distribution reinvestment plan (the "DRIP") at a price of $23.75 per share. We have the right to reallocate the shares of common stock offered between the primary offering and the DRIP.

Our advisor is American Realty Capital PECO II Advisors, LLC (the "Advisor"), a newly organized limited liability company that was formed in the State of Delaware on July 9, 2013 and is under common control with AR Capital LLC (the "AR Capital sponsor"). We have entered into an advisory agreement with the Advisor which makes the Advisor ultimately responsible for the management of our day-to-day activities and the implementation of our investment strategy. The Advisor has delegated certain duties under the advisory agreement, including the management of our day-to-day operations and our portfolio of real estate assets, to Phillips Edison NTR II LLC (the "Sub-advisor"), which is directly or indirectly owned by Phillips Edison Limited Partnership (the "Phillips Edison sponsor"), and Michael Phillips and Jeffrey Edison, principals of our Phillips Edison sponsor. Notwithstanding such delegation to the Sub-advisor, the Advisor retains ultimate responsibility for the performance of all the matters entrusted to it under the advisory agreement.

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

As of June 30, 2014, we owned a fee simple interest in two real estate properties, acquired from third parties unaffiliated with us, the Advisor, or the Sub-advisor.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Set forth below is a summary of the significant accounting estimates and critical accounting policies that management believes are important to the preparation of our condensed consolidated interim financial statements. Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and require the application of significant judgment by management. As a result, these estimates are subject to a degree of uncertainty. There have been no changes to our significant accounting policies during the six months ended June 30, 2014, except that subsequent to the issuance of our Annual Report on Form 10-K, we have continued to adopt additional accounting policies as required by our increasing operational activity, as disclosed below. For a summary of our significant accounting policies previously adopted, refer to our Annual Report on Form 10-K for the year ended December 31, 2013.

Basis of Presentation and Principles of Consolidation—The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly

Report on Form 10-Q should refer to the audited financial statements of Phillips Edison—ARC Grocery Center REIT II, Inc. for the year ended December 31, 2013, which are included in our 2013 Annual Report on Form 10-K, as certain footnote disclosures contained in such audited financial statements have been omitted from this Quarterly Report on Form 10-Q. In the opinion of management, all normal and recurring adjustments necessary for the fair presentation have been included in this Quarterly Report. Our results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the operating results expected for the full year.

Although we were formed on June 5, 2013, we were not capitalized until July 1, 2013, and we did not commence operations until January 9, 2014. As such, we had no financial activity or results from operations as of and for the period ended June 30, 2013, and therefore have not presented this as a comparative period within our condensed consolidated financial statements.

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

Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset. We recorded no impairments for the six months ended June 30, 2014.

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

Acquired above- and below-market lease values are recorded based on the present value (using interest rates that reflect the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of the market lease rates for the corresponding in-place leases. The capitalized above- and below-market lease values are amortized as adjustments to rental income over the remaining terms of the respective leases.  We also consider fixed rate renewal options in our calculation of the fair value of below-market leases and the periods over which such leases are amortized.  If a tenant has a unilateral option to renew a below-market lease and we determine that the tenant has a financial incentive to exercise such option, we include such an option in the calculation of the fair value of such lease and the period over which the lease is amortized.

Management estimates the fair value of assumed mortgage notes payable based upon indications of then-current market pricing for similar types of debt with similar maturities. Assumed mortgage notes payable are initially recorded at their estimated fair value as of the assumption date, and the difference between such estimated fair value and the note’s outstanding principal balance is amortized over the life of the mortgage note payable as an adjustment to interest expense.

Revenue Recognition—We commence revenue recognition on our leases based on a number of factors. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, this occurs on the lease commencement date. The determination of who is the owner, for accounting purposes, of the tenant improvements determines the nature of the leased asset and when revenue recognition under a lease begins. If we are the owner, for accounting purposes, of the tenant improvements, then the leased asset is the finished space, and revenue recognition begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete.

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

Income Taxes—We intend to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) commencing with the taxable year ending December 31, 2014. Our qualification and taxation as a REIT depends on our ability, on a continuing basis, to meet certain organizational and operational qualification requirements imposed upon REITs by the Code. If we fail to qualify as a REIT for any reason in a taxable year, we will be subject to tax on our taxable income at regular corporate rates. We would not be able to deduct distributions paid to stockholders in any year in which we fail to qualify as a REIT. We will also be disqualified for the four taxable years following the year during which qualification was lost unless we are entitled to relief under specific statutory provisions. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income, property or net worth, respectively, and to federal income and excise taxes on our undistributed income. Additionally, GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. We believe it is more likely than not that our tax positions will be sustained in any tax examinations.

Restricted Cash—Restricted cash was $42,000 as of June 30, 2014. This primarily consisted of escrowed tenant improvement funds, real estate taxes, capital improvement funds, insurance premiums, and other amounts required to be escrowed pursuant to loan agreements.

Earnings Per Share—Earnings per share are calculated based on the weighted-average number of common shares outstanding during each period. Diluted income per share considers the effect of any potentially dilutive share equivalents for the three and six months ended June 30, 2014.

There were 1,247 Class B units of the Operating Partnership outstanding and held by the Advisor and the Sub-advisor as of June 30, 2014. The vesting of the Class B units is contingent upon a market condition and service condition. The satisfaction of the market or service condition was not probable as of June 30, 2014, and, therefore, the Class B units are not included in earnings per share.

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

In April 2014, FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this update raise the threshold for a property disposal to qualify as a discontinued operation and require new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The standard will be effective for us on January 1, 2015. In future periods, we expect that the adoption of this pronouncement may result in property disposals not qualifying for discontinued operations presentation, and thus the results of those disposals will remain in income from continuing operations.

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 will eliminate the transaction- and industry-specific revenue recognition guidance currently under GAAP and will replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 does not apply to lease contracts accounted for under Accounting Standards Codification ("ASC") 840, Leases. ASU 2014-09 will be effective for us for annual and interim periods beginning after December 15, 2016, and early adoption is prohibited. We are currently assessing the impact the adoption of ASU 2014-09 will have on our condensed consolidated financial statements.

3. EQUITY

General—We have the authority to issue a total of 1,000,000,000 shares of common stock with a par value of $0.01 per share and 10,000,000 shares of preferred stock, $0.01 par value per share. As of June 30, 2014, we had issued 8,917,720 shares of common stock generating gross cash proceeds of $221.7 million. We had issued no shares of preferred stock. The holders of shares of common stock are entitled to one vote per share on all matters voted on by stockholders, including election of the board of directors. Our charter does not provide for cumulative voting in the election of directors.

Distribution Reinvestment Plan—We have adopted the DRIP that allows stockholders to invest distributions in additional shares of our common stock at a price equal to $23.75 per share. Stockholders who elect to participate in the DRIP, and who are subject to U.S. federal income taxation laws, will incur a tax liability on an amount equal to the fair value on the relevant distribution date of the shares of our common stock purchased with reinvested distributions, even though such stockholders have elected not to receive the distributions used to purchase those shares of common stock in cash.  Distributions reinvested through the DRIP for the three and six months ended June 30, 2014 were $0.8 million and $0.9 million, respectively.

Share Repurchase Program—Our share repurchase program may provide a limited opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations, at a price equal to or at a discount from the purchase prices paid for the shares being repurchased.

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

As of June 30, 2014, we had not repurchased any shares under our share repurchase program.

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

The following describes the methods we use to estimate the fair value of our financial and non-financial assets and liabilities:

Cash and cash equivalents, restricted cash, accounts receivable, and accounts payable—We consider the carrying values of these financial instruments to approximate fair value because of the short period of time between origination of the instruments and their expected realization.

Real estate investments—The purchase prices of the investment properties, including related lease intangible assets and liabilities, were allocated at estimated fair value based on Level 3 inputs, such as discount rates, capitalization rates, comparable sales, replacement costs, income and expense growth rates and current market rents and allowances as determined by management.

Mortgages and loans payable —We estimate the fair value of our debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by our lenders using Level 3 inputs.  The discount rate used approximates current lending rates for loans or groups of loans with similar maturities and credit quality, assuming the debt is outstanding through maturity and considering the debt’s collateral (if applicable).  Such discount rate was 5.75% for secured fixed-rate debt as of June 30, 2014. We did not have any mortgage loans as of December 31, 2013. We have utilized market information, as available, or present value techniques to estimate the amounts required to be disclosed.  The fair value and recorded value of our borrowings as of June 30, 2014, were $13.0 million and $12.9 million, respectively.

5. REAL ESTATE ACQUISITIONS

During the six months ended June 30, 2014, we acquired all of the interests in two grocery-anchored retail centers for a purchase price of approximately $28.7 million, including $12.6 million of assumed debt with a fair value of $12.9 million. The following tables present certain additional information regarding our acquisitions. We allocated the purchase price of these acquisitions to the fair value of the assets acquired as follows (in thousands):

		Building and	In-Place	Above-Market	Below-Market
Acquisition	Land	Improvements	Leases	Leases	Leases	Total
Bethany Village Shopping Center	$4,125	$6,182	$844	$—	$—	$11,151
Staunton Plaza	3,315	11,031	1,310	1,906	(46)	17,516
Total	$7,440	$17,213	$2,154	$1,906	$(46)	$28,667

The amounts recognized for revenues, acquisition expenses and net loss from the acquisition date to June 30, 2014 related to the operating activities of our material acquisitions are as follows (in thousands):

Acquisition	Acquisition Date	Revenues	Acquisition Expenses	Net Loss
Bethany Village Shopping Center	3/14/2014	$343	$189	$(90)
Staunton Plaza	4/30/2014	250	360	(413)
Total		$593	$549	$(503)

The following unaudited pro forma information summarizes selected financial information from our combined results of operations, as if the material acquisitions had been acquired on July 1, 2013 (date of capitalization).

We estimated that revenues, on a pro forma basis, for the three months ended June 30, 2014, would have been approximately $0.6 million, and our net loss attributable to our stockholders, on a pro forma basis, would have been approximately $0.4 million. The pro forma net loss per share would have been $0.07 for the three months ended June 30, 2014.

We estimated that revenues, on a pro forma basis, for the six months ended June 30, 2014, would have been approximately $1.2 million, and our net loss attributable to our stockholders, on a pro forma basis, would have been approximately $0.5 million. The pro forma net loss per share would have been $0.14 for the six months ended June 30, 2014.

This pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of the period, nor does it purport to represent the results of future operations.

6. ACQUIRED INTANGIBLE ASSETS

Acquired intangible lease assets consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Acquired in-place leases, net of accumulated amortization of $73 and $0, respectively	2,081	$—
Acquired above-market leases, net of accumulated amortization of $34 and $0, respectively	1,872	—
Total	$3,953	$—

Amortization expense recorded on the intangible assets for the three and six months ended June 30, 2014 was $95,000 and $107,000, respectively.

Estimated future amortization expense of the respective acquired intangible lease assets as of June 30, 2014 for the remainder of 2014 and for each of the five succeeding calendar years and thereafter is as follows (in thousands):

Year	In-Place Leases	Above-Market Leases
July 1 to December 31, 2014	$122	$68
2015	257	154
2016	257	154
2017	257	154
2018	257	154
2019 and thereafter	931	1,188
Total	$2,081	$1,872

The weighted-average amortization periods for acquired in-place lease intangibles and acquired above-market lease intangibles are 10 years and 12 years, respectively.

7. MORTGAGES AND NOTES PAYABLE

Note Payable

As of December 31, 2013, we had a note payable of $0.3 million related to financing for our annual directors and officers insurance premiums, pursuant to which we made monthly payments of principal and interest. In April 2014, we used the proceeds from our initial public offering to pay the remaining $0.2 million balance of the note payable.

Mortgage Loans Payable

As of June 30, 2014, we had one mortgage note payable in the amount of $12.9 million, inclusive of a below-market assumed debt adjustment of $0.3 million, net of accumulated amortization.  We did not have any outstanding mortgage notes payable as of December 31, 2013. The mortgage note payable is secured by Staunton Plaza, the property on which the debt was placed.  As of June 30, 2014, the interest rate for the loan was 6.0%. Due to the non-recourse nature of the mortgage, the assets and liabilities of Staunton Plaza are neither available to pay the debt of the consolidated limited liability companies nor do they constitute an obligation of the consolidated limited liability companies.

During the six months ended June 30, 2014, in conjunction with our acquisition of Staunton Plaza, we assumed debt of $12.6 million with a fair value of $12.9 million. The assumed debt market adjustment will be amortized over the remaining life of the loan, and this amortization is classified as interest expense. The amortization recorded on the assumed below-market debt adjustment was $3,000 for the three and six months ended June 30, 2014.

Included below are the yearly principal payment obligations (in thousands) and weighted-average interest rates for the Staunton Plaza mortgage loan:

	2014 (1)	2015	2016	2017	2018	Thereafter	Total
Maturing debt:(2)
Fixed-rate mortgages payable	$156	$277	$294	$312	$331	$11,206	$12,576
Weighted-average interest rate on debt:
Fixed-rate mortgages payable	6.0%	6.0%	6.0%	6.0%	6.0%	6.0%	6.0%

(1)	Includes only July 1, 2014 through December 31, 2014.

(2)	The debt maturity table does not include any below-market debt adjustment, of which $0.3 million, net of accumulated amortization, was outstanding as of June 30, 2014.

8. ACQUIRED BELOW-MARKET LEASE INTANGIBLES

Acquired below-market lease intangibles consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Acquired below-market leases, net	$46	$—

An immaterial amount of amortization was recorded on the intangible liabilities for the three and six months ended June 30, 2014.

Estimated future amortization income of the intangible lease liabilities as of June 30, 2014 for the remainder of 2014 and for each of the five succeeding calendar years and thereafter is as follows (in thousands):

Year	Below-Market Leases
July 1 to December 31, 2014	$3
2015	5
2016	5
2017	5
2018	5
2019 and thereafter	23
Total	$46

The weighted-average amortization period for below-market lease intangibles is nine years.

9. COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, we may become subject to litigation or claims. There are no material legal proceedings pending, or known to be contemplated, against us.

Environmental Matters

In connection with the ownership and operation of real estate, we may be potentially liable for costs and damages related to environmental matters. We have not been notified by any governmental authority of any material non-compliance, liability or other claim, nor are we aware of any other environmental condition that we believe will have a material impact on our condensed consolidated financial statements.

10. RELATED PARTY TRANSACTIONS

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

Organization and Offering Costs—Under the terms of the advisory agreement, we are to reimburse on a monthly basis the Advisor, the Sub-advisor or their respective affiliates (the "Advisor Entities") for cumulative organization and offering costs and future organization and offering costs they may incur on our behalf but only to the extent that the reimbursement would not exceed 2.0% of gross offering proceeds over the life of our initial public offering. As of June 30, 2014, the Advisor, Sub-advisor and their affiliates have charged us approximately $7.9 million of cumulative organization and offering costs, and we have reimbursed $3.3 million of such costs, resulting in a net payable of $4.6 million. As of December 31, 2013, the Advisor, Sub-advisor and their affiliates had charged us approximately $1.9 million of cumulative organization and offering costs, and we had not yet reimbursed any such costs, resulting in a payable of $1.9 million.

Acquisition Fee—We pay our Advisor Entities or their assignees an acquisition fee related to services provided in connection with the selection and purchase or origination of real estate and real estate-related investments. The acquisition fee is equal to 1.0% of the contract purchase price of each property we acquire, including acquisition or origination expenses and any debt attributable to such investments.

Acquisition Expenses—We reimburse the Sub-advisor for expenses actually incurred related to selecting, evaluating and acquiring assets on our behalf.  During the three and six months ended June 30, 2014, we reimbursed the Sub-advisor for personnel costs related to due diligence services for assets we acquired during the period.

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

Our Advisor Entities will be entitled to receive distributions on the vested and unvested Class B units they receive in connection with their asset management subordinated participation at the same rate as distributions received on our common stock; such distributions will be in addition to the incentive fees that our Advisor Entities and their affiliates may receive from us. During the three and six months ended June 30, 2014, the Operating Partnership issued 1,247 Class B units to the Advisor and the Sub-advisor under the advisory agreement for the asset management services performed by the Advisor and the Sub-advisor during the period from January 1, 2014 to March 31, 2014. These Class B units will not vest until an economic hurdle has been met and the Advisor and Sub-advisor continue to provide advisory services through the date that such economic hurdle is met. The economic hurdle will be met when the value of the Operating Partnership’s assets plus all distributions made equal or exceed the total amount of capital contributed by investors plus a 6% cumulative, pre-tax, non-compounded annual return thereon.

Financing Coordination Fee—When our Advisor Entities provide services in connection with the origination or refinancing of any debt that we obtain and use to finance properties or other permitted investments, we pay the Advisor Entities a financing fee equal to 0.75% of all amounts made available under any such loan or line of credit.

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

General and Administrative Expenses—As of June 30, 2014 and December 31, 2013, we owed both the Advisor and the Sub-advisor and their affiliates $6,000 and $130,000, respectively, for general and administrative expenses paid on our behalf. As of June 30, 2014, neither the Advisor nor the Sub-advisor have allocated any portion of their employees’ salaries to general and administrative expenses.

Summarized below are the fees earned by and the expenses reimbursable to the Advisor and the Sub-advisor, except for organization and offering costs and general and administrative expenses, which we disclose above, for the three and six months ended June 30, 2014 and any related amounts unpaid as of June 30, 2014 and December 31, 2013 (in thousands):

	For the Three Months Ended	For the Six Months Ended	Unpaid Amount as of
	June 30,	June 30,	June 30,	December 31,
	2014	2014	2014	2013
Acquisition fees	$172	$284	$—	$—
Acquisition expenses	27	41	—	—
Class B unit distribution(1)	—	—	—	—
Financing fees	95	95	—	—
Disposition fees	—	—	—	—
Total	$294	$420	$—	$—

(1)	Represents the distributions paid to the Advisor and the Sub-advisor as holders of Class B units of the Operating Partnership.

Annual Subordinated Performance Fee—We will pay our Advisor Entities or their respective affiliates an annual subordinated performance fee calculated on the basis of our total return to stockholders, payable annually in arrears, such that for any year in which our total return on stockholders’ capital exceeds 6.0% per annum, our Advisor Entities will be entitled to 15.0% of the amount in excess of such 6.0% per annum, provided that the amount paid to the Advisor Entities does not exceed 10.0% of the aggregate total return for that year. No such amounts were incurred or payable as of June 30, 2014 or December 31, 2013.

Subordinated Participation in Net Sales Proceeds—The Operating Partnership will pay to PE-ARC Special Limited Partner II, LLC (the “Special Limited Partner”) a subordinated participation in the net sales proceeds of the sale of real estate assets equal to 15.0% of remaining net sales proceeds after return of capital contributions to stockholders plus payment to investors of a 6.0% cumulative, pre-tax, non-compounded return on the capital contributed by stockholders. The Advisor has a 22.5% interest and the Sub-advisor has an 77.5% interest in the Special Limited Partner. No sales of real estate assets occurred in the three and six months ended June 30, 2014.

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

Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in the net sales proceeds and the subordinated incentive listing distribution. No subordinated incentive listing distribution was earned for the three and six months ended June 30, 2014.

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

Property Manager—All of our real properties are managed and leased by Phillips Edison & Company Ltd. (the “Property Manager”), an affiliated property manager. The Property Manager is wholly owned by our Phillips Edison sponsor and was organized on September 15, 1999. The Property Manager also manages real properties acquired by the Phillips Edison affiliates or other third parties.

Commencing June 1, 2014, the amount we pay to the Property Manager in monthly property management fees decreased from 4.5% to 4.0% of the monthly gross cash receipts from the properties managed by the Property Manager. In the event that we contract directly with a non-affiliated third-party property manager with respect to a property, we will pay the Property Manager a monthly oversight fee equal to 1.0% of the gross revenues of the property managed. In addition to the property management fee or oversight fee, if the Property Manager provides leasing services with respect to a property, we pay the Property Manager leasing fees in an amount equal to the leasing fees charged by unaffiliated persons rendering comparable services based on national market rates. The Property Manager shall be paid a leasing fee in connection with a tenant’s exercise of an option to extend an existing lease, and the leasing fees payable to the Property Manager may be increased by up to 50% in the event that the Property Manager engages a co-broker to lease a particular vacancy. We reimburse the costs and expenses incurred by the Property Manager on our behalf, including employee compensation, legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, as well as fees and expenses of third-party accountants.

If we engage the Property Manager to provide construction management services with respect to a particular property, we pay a construction management fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the property.

The Property Manager hires, directs and establishes policies for employees who have direct responsibility for the operations of each real property it manages, which may include, but is not limited to, on-site managers and building and maintenance personnel. Certain employees of the Property Manager may be employed on a part-time basis and may also be employed by the Sub-advisor or certain of its affiliates. The Property Manager also directs the purchase of equipment and supplies and will supervise all maintenance activity.

Summarized below are the fees earned by and the expenses reimbursable to the Property Manager for the three and six months ended June 30, 2014 and any related amounts unpaid as of June 30, 2014 and December 31, 2013 (in thousands):

	For the Three Months Ended	For the Six Months Ended	Unpaid Amount as of
	June 30,	June 30,	June 30,	December 31,
	2014	2014	2014	2013
Property management fees	$22	$24	$4	$—
Leasing commissions	7	7	7	—
Construction management fees	5	5	4	—
Other fees and reimbursements	11	17	6	—
Total	$45	$53	$21	$—

Dealer Manager—Our dealer manager is Realty Capital Securities, LLC (the “Dealer Manager”). The Dealer Manager is a member firm of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and was organized on August 29, 2007. The Dealer Manager is under common control with our AR Capital sponsor and will provide certain sales, promotional and marketing services in connection with the distribution of the shares of common stock offered under our offering. Excluding shares sold pursuant to the “friends and family” program, the Dealer Manager will generally be paid a sales commission equal to 7.0% of the gross proceeds from the sale of shares of the common stock sold in the primary offering and a dealer manager fee equal to 3.0% of the gross proceeds from the sale of shares of the common stock sold in the primary offering.

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

Starting with the commencement of our public offering, the Company utilizes transfer agent services provided by an affiliate of the Dealer Manager. Fees incurred from the transfer agent represent amounts paid to the affiliate of the Dealer Manager for such services. The following table details total selling commissions, dealer manager fees, and service fees paid to the Dealer Manager and its affiliate related to the sale of common stock for the three and six months ended June 30, 2014 and any related amounts unpaid as of June 30, 2014 and December 31, 2013 (in thousands):

	For the Three Months Ended	For the Six Months Ended	Payable as of
	June 30,	June 30,	June 30,	December 31,
	2014	2014	2014	2013
Total commissions and fees incurred from Dealer Manager	$13,202	$21,006	$—	$—
Fees incurred from the transfer agent	144	213	144	—

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

11. ECONOMIC DEPENDENCY

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

As of June 30, 2014 and December 31, 2013, we owed the Advisor, the Sub-advisor and their respective affiliates approximately $4.6 million and $2.0 million, respectively, for offering and organization expenses, general and administrative expenses and asset management, property management, and other fees payable as shown below (in thousands):

	June 30,	December 31,
	2014	2013
Offering and organization expenses payable	$4,588	$1,858
General and administrative expenses of the company paid by a sponsor	6	130
Asset management, property management, and other fees payable	21	—
Total due	$4,615	$1,988

12. OPERATING LEASES

The terms and expirations of our operating leases with our tenants vary. The lease agreements frequently contain options to extend the terms of leases and other terms and conditions as negotiated. We retain substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.

Approximate future rentals to be received under non-cancelable operating leases in effect at June 30, 2014, assuming no new or renegotiated leases or option extensions on lease agreements, are as follows (in thousands):

Year	Amount
July 1 to December 31, 2014	$1,068
2015	2,034
2016	2,013
2017	1,896
2018	1,862
2019 and thereafter	11,166
Total	$20,039

Martin's and Publix comprised approximately 53.5% and 21.2%, respectively, of the aggregate annualized effective rent of our two owned shopping centers as of June 30, 2014.  No other tenants comprised 10% or more of our aggregate annualized effective rent as of June 30, 2014.

13. SUBSEQUENT EVENTS

Sale of Shares of Common Stock
From July 1, 2014 through July 31, 2014, we raised gross proceeds of approximately $69.5 million through the issuance of 2.8 million shares of common stock under our offering. As of August 1, 2014, approximately 68.3 million shares remained available for sale to the public under our offering, exclusive of shares available under the DRIP.

Distributions

On July 1, 2014, we paid a distribution equal to a daily amount of $0.00445205 per share of common stock outstanding for stockholders of record for the period from June 1, 2014 through June 30, 2014. The total gross amount of the distribution was approximately $1.0 million, with $0.5 million being reinvested in the DRIP, for a net cash distribution of $0.5 million.

On August 1, 2014, we paid a distribution equal to a daily amount of $0.00445205 per share of common stock outstanding for stockholders of record for the period from July 1, 2014 through July 31, 2014. The total gross amount of the distribution was approximately $1.4 million, with $0.8 million being reinvested in the DRIP, for a net cash distribution of $0.6 million.

Acquisitions

Subsequent to June 30, 2014, we acquired a 100% ownership in two properties (dollars in thousands):

Property Name	Location	Anchor Tenant	Acquisition Date	Purchase Price	Mortgage Loan Assumed	Square Footage	Leased % of Rentable Square Feet at Acquisition
Northpark Village	Lubbock, TX	United Supermarkets	7/25/2014	$8,200	$—	70,479	95.2%
Spring Cypress Village	Houston, TX	Sprouts	7/30/2014	21,400	—	97,550	79.0%

The supplemental purchase accounting disclosures required by GAAP relating to the recent acquisition of the aforementioned property have not been presented as the initial accounting for this acquisition was incomplete at the time this Quarterly Report on Form 10-Q was filed with the SEC. The initial accounting was incomplete due to the late closing date of the acquisition.

Financing Completed

On July 2, 2014, we entered into a revolving loan agreement (the "Revolving Credit Facility") with KeyBank National Association, an unaffiliated entity, as administrative agent, swing line lender and letter of credit issuer ("KeyBank"), along with certain other lenders, to borrow up to $200 million. Subject to certain conditions, the Revolving Credit Facility provides us with the ability from time to time to increase the size of the Revolving Credit Facility from the initial $200 million up to a total of $700 million. The Revolving Credit Facility matures on July 2, 2018 and contains two six-month extension options that we may exercise upon payment of an extension fee equal to 0.075% of the total commitments under the Revolving Credit Facility at the time of each extension. The interest rate on the Revolving Credit Facility will be variable, based on either the prime rate, one-month LIBOR, or the federal funds rate and will be affected by other factors, such as company size and leverage.

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

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual conditions, our ability to accurately anticipate results expressed in such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A in Part II of this Form 10-Q and Item 1A in Part I of our Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause actual results to differ materially from those presented in our forward-looking statements.

Overview

Organization

The Company was formed as a Maryland corporation on June 5, 2013, and intends to qualify as a REIT beginning with the taxable year ending December 31, 2014. We are offering to the public, pursuant to a registration statement, $2.475 billion in shares of common stock on a “reasonable best efforts” basis in our initial public offering. Our initial public offering consists of a primary offering of $2.0 billion in shares offered to investors at a price of $25.00 per share, with discounts available for certain categories of purchasers, and $475 million in shares offered to stockholders pursuant to a distribution reinvestment plan (the “DRIP”) at a price of $23.75 per share. We have the right to reallocate the shares of common stock offered between the primary offering and the DRIP. On November 25, 2013, the registration statement for our offering was declared effective under the Securities Act of 1933, and on January 9, 2014, we broke the minimum offering escrow requirement of $2.0 million. Prior to January 9, 2014, our operations had not yet commenced.

Our advisor is American Realty Capital PECO II Advisors, LLC (the “Advisor”), a newly organized limited liability company that was formed in the State of Delaware on July 9, 2013 that is under common control with AR Capital LLC. We have entered into an advisory agreement with the Advisor which makes the Advisor ultimately responsible for the management of our day-to-day activities and the implementation of our investment strategy. The Advisor has delegated certain duties under the advisory agreement, including the management of our day-to-day operations and our portfolio of real estate assets, to Phillips Edison NTR II LLC (the "Sub-advisor"), which is directly or indirectly owned by Phillips Edison Limited Partnership (the “Phillips Edison sponsor”), and Michael Phillips and Jeffrey Edison, principals of our Phillips Edison sponsor. Notwithstanding such delegation to the Sub-advisor, the Advisor retains ultimate responsibility for the performance of all the matters entrusted to it under the advisory agreement.

We plan to continue investing primarily in well-occupied grocery-anchored neighborhood and community shopping centers leased to a mix of national, creditworthy retailers selling necessity-based goods and services in strong demographic markets throughout the United States. In addition, we may invest in other retail properties including power and lifestyle shopping centers, multi-tenant shopping centers, free-standing single-tenant retail properties, and other real estate and real estate-related loans and securities depending on real estate market conditions and investment opportunities that we determine are in the best interests of our stockholders. We expect that retail properties primarily would underlie or secure the real estate-related loans and securities in which we may invest.

Equity Raise Activity

As of June 30, 2014, we had issued pursuant to our initial public offering a total of 8.9 million shares of common stock including 38,000 shares issued through the DRIP, generating gross cash proceeds of $221.7 million since our inception. During the three months ended June 30, 2014, we issued 5.6 million shares of common stock including 35,000 shares issued through the DRIP, generating gross cash proceeds of $138.3 million.

Portfolio

Below are statistical highlights of our portfolio’s activities from inception to date, as of June 30, 2014:

		Property Acquisitions
	Cumulative	during the
	Portfolio through	Three Months Ended
	June 30, 2014	June 30, 2014
Number of properties	2	1
Number of states	2	1
Weighted average capitalization rate(1)	7.0%	7.2%
Weighted average capitalization rate with straight-line rent(2)	7.3%	7.6%
Total acquisition purchase price (in thousands)	$28,351	$17,200
Total square feet	161,939	80,265
Leased % of rentable square feet(3)	96.6%	100.0%
Average remaining lease term in years(3)	8.7	10.8

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

(3)	As of June 30, 2014.

As of June 30, 2014, we owned two real estate properties, acquired from third parties unaffiliated with us, the Advisor, or the Sub-advisor. The following table presents information regarding our properties as of June 30, 2014 (dollars in thousands):

Property Name	Location	Anchor Tenant	Date Acquired	Contract Purchase Price(1)	Rentable Square Feet	Average Remaining Lease Term in Years	% of Rentable Square Feet Leased
Bethany Village Shopping Center	Alpharetta, GA	Publix	3/14/2014	$11,151	81,674	5.4	93.3%
Staunton Plaza	Staunton, VA	Martin's(2)	4/30/2014	17,200	80,265	10.8	100.0%

(1)	The contract purchase price excludes closing costs and acquisition costs.

(2)	Martin's is an affiliate of Ahold USA.

The following table lists, on an aggregate basis, all of the scheduled lease expirations after June 30, 2014 over each of the ten years ending December 31, 2014 and thereafter for our two shopping centers. The table shows the approximate rentable square feet and annualized effective rent represented by the applicable lease expirations (dollars in thousands):

	Number of		% of Total Portfolio
	Expiring	Annualized	Annualized	Leased Rentable	% of Leased Rentable
Year	Leases	Effective Rent(1)	Effective Rent	Square Feet Expiring	Square Feet Expiring
2014	4	$183	8.6%	7,540	4.8%
2015	—	—	—	—	—
2016	6	214	10.0%	13,160	8.4%
2017	1	30	1.4%	1,400	0.9%
2018	1	11	0.5%	1,700	1.1%
2019	1	42	2.0%	1,600	1.0%
2020	—	—	—	—	—
2021	2	515	24.0%	57,524	36.8%
2022	—	—	—	—	—
2023	—	—	—	—	—
Thereafter	3	1,146	53.5%	73,516	47.0%

(1)	We calculate annualized effective rent as monthly contractual rent as of June 30, 2014 multiplied by 12 months, less any tenant concessions.

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

The following table presents the composition of our portfolio by tenant type as of June 30, 2014 (dollars in thousands):

			Annualized	% of
	Leased	% of Leased	Effective	Annualized
Tenant Type	Square Feet	Square Feet	Rent(1)	Effective Rent
Grocery anchor	120,390	77.0%	$1,600	74.7%
National and regional(2)	17,560	11.2%	280	13.1%
Local	18,490	11.8%	261	12.2%
	156,440	100.0%	$2,141	100.0%

(1)	We calculate annualized effective rent as monthly contractual rent as of June 30, 2014 multiplied by 12 months, less any tenant concessions.

(2)	We define national tenants as those that operate in at least three states. Regional tenants are defined as those that have at least three locations.

The following table presents the composition of our portfolio by tenant industry as of June 30, 2014 (dollars in thousands):

			Annualized	% of
	Leased	% of Leased	Effective	Annualized
Tenant Industry	Square Feet	Square Feet	Rent(1)	Effective Rent
Grocery	120,390	77.0%	$1,600	74.7%
Restaurant	17,250	11.0%	307	14.3%
Services(2)	14,400	9.2%	172	8.1%
Retail Stores(2)	4,400	2.8%	62	2.9%
	156,440	100.0%	$2,141	100.0%

(1)	We calculate annualized effective rent as monthly contractual rent as of June 30, 2014 multiplied by 12 months, less any tenant concessions.

(2)	We define retail stores as those that primarily sell goods, while services tenants primarily sell non-goods services.

The following table presents our grocery-anchor tenants by the amount of square footage leased by each tenant as of June 30, 2014 (dollars in thousands):

Tenant	Number of Locations(1)	Leased Square Feet	% of Leased Square Feet	Annualized Effective Rent(2)	% of Annualized Effective Rent
Ahold USA(3)	1	68,716	43.9%	$1,146	53.5%
Publix	1	51,674	33.0%	455	21.2%
	2	120,390	76.9%	$1,600	74.7%

(1)	Number of locations excludes auxiliary leases with grocery anchors such as fuel stations, pharmacies, and liquor stores, of which there was one as of June 30, 2014.

(2)	We calculate annualized effective rent as monthly contractual rent as of June 30, 2014 multiplied by 12 months, less any tenant concessions.

(3)	Martin's is an affiliate of Ahold USA.

Results of Operations

Prior to January 9, 2014, our operations had not yet commenced. As a result, the discussions of the results of operations are only for the three and six months ended June 30, 2014, with no prior period comparisons provided in the accompanying sections.

Summary of Operating Activities for the Three Months Ended June 30, 2014

Total revenues were approximately $539,000, with rental income of approximately $433,000 and tenant reimbursements of approximately $106,000.

Property operating costs were $90,000 for the three months ended June 30, 2014. The significant items comprising this expense were common area maintenance of $57,000 and property management fees paid to an affiliate of the Sub-advisor of $22,000.

Real estate taxes were $53,000 for the three months ended June 30, 2014.

General and administrative expenses were approximately $418,000. This amount was comprised largely of audit and consulting fees, directors and officers insurance premiums, and board-related expenses.

Under the terms of our advisory agreement, within 60 days after the end of each calendar quarter (subject to the approval of our board of directors), we will issue a number of restricted operating partnership units designated as Class B units to our Advisor Entities in respect of its asset management subordinated participation. Our Advisor Entities will be entitled to receive distributions on the vested and unvested Class B units they receive in connection with their asset management subordinated participation at the same rate as distributions received on our common stock; such distributions will be in addition to the incentive fees that our Advisor Entities and their affiliates may receive from us.

Acquisition expenses, in the amount of approximately $384,000, were expensed as incurred. Included in these acquisition expenses were acquisition fees and expenses reimbursable to the Advisor and Sub-advisor of $203,000 as well as $164,000 in other acquisition expenses owed to third-parties, related to the purchase of Staunton Plaza. We incurred $17,000 in expense related to acquisitions that had not closed as of June 30, 2014.

Depreciation and amortization expense for the three months ended June 30, 2014 was $223,000.

Interest expense was $130,000 for the three months ended June 30, 2014.

The net loss attributable to our stockholders was $759,000 for the three months ended June 30, 2014.

Summary of Operating Activities for the Six Months Ended June 30, 2014

Total revenues were approximately $593,000, with rental income of approximately $474,000. Other revenue, largely comprised of tenant reimbursements, was approximately $119,000.

Property operating costs were $98,000 for the six months ended June 30, 2014. The significant items comprising this expense were common area maintenance of $62,000 and property management fees paid to an affiliate of the Sub-advisor of $24,000.

Real estate taxes were $60,000 for the six months ended June 30, 2014.

General and administrative expenses were approximately $569,000. This amount was comprised largely of audit and consulting fees, directors and officers insurance premiums, and board-related expenses.

Distributions for outstanding unvested Class B units incurred during the six months ended June 30, 2014 were immaterial.

Acquisition expenses, in the amount of approximately $586,000, were expensed as incurred. Included in these acquisition expenses were acquisition fees and expenses reimbursable to the Advisor and Sub-advisor of $331,000, as well as $218,000 in other acquisition expenses owed to third-parties, related to the purchase of Bethany Village Shopping Center and Staunton Plaza. We incurred $37,000 in expense related to acquisitions that had not closed as of June 30, 2014.

Depreciation and amortization expense for the six months ended June 30, 2014 was $256,000.

Interest expense was $132,000 for the six months ended June 30, 2014.

The net loss attributable to our stockholders was $1,108,000 for the six months ended June 30, 2014.

We generally expect our revenues and expenses to increase in future years as a result of owning the properties acquired in 2014 for a full year and the acquisition of additional properties. Although we expect our general and administrative expenses to increase, we expect such expenses to decrease as a percentage of our revenues. We currently have substantial uninvested proceeds raised from our initial public offering, which we are seeking to invest promptly on attractive terms. If we are unable to invest the proceeds promptly and on attractive terms, we may have difficulty continuing to pay distributions at a 6.5% annualized rate.

Liquidity and Capital Resources

General

Our principal demands for funds are for real estate and real estate-related investments and the payment of acquisition expenses, operating expenses, and distributions to stockholders. Generally, we expect cash needed for items other than acquisitions and acquisition expenses to be generated from operations. The sources of our operating cash flows are primarily driven by the rental income received from leased properties. We expect to continue to raise capital through our initial public offering and to utilize such funds and proceeds from secured or unsecured financing to complete future property acquisitions. As of June 30, 2014, we had raised approximately $221.7 million in gross proceeds from our initial public offering, including $0.9 million through the DRIP.

As of June 30, 2014, we had cash and cash equivalents of $178.5 million. During the six months ended June 30, 2014, we had a net cash increase of $178.4 million.

This cash increase was the result of:

•
$0.4 million used in operating activities, largely the result of net loss from operations before depreciation and amortization charges, which was partially offset by an increase in accrued and other liabilities of $0.5 million. Also included in this total was $0.6 million of real estate acquisition expenses incurred during the period and expensed in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”);

•	$15.8 million used in investing activities, which was primarily the result of the acquisitions of Bethany Village Shopping Center and Staunton Plaza; and

•
$194.6 million provided by financing activities with $196.2 million from the net proceeds of the issuance of common stock.  Partially offsetting this amount were payments on notes payable of $0.3 million, payments on loan financing costs of $0.3 million, as well as distributions paid to our stockholders of $1.0 million, net of DRIP proceeds.

Short-term Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements through existing cash on hand, net cash provided by property operations, proceeds from our offering, and proceeds from secured and unsecured debt financings. Operating cash flows are expected to increase as additional properties are added to our portfolio. Other than the commissions and dealer manager fees paid to Realty Capital Securities, LLC (the "Dealer Manager"), the organization and offering costs associated with our offering are initially paid by our sponsors.  Our sponsors will be reimbursed for such costs up to 2.0% of the gross capital raised in our offering. As of June 30, 2014, we owe the Advisor, Sub-advisor and their affiliates a total of $4.6 million of offering costs incurred on our behalf and fees charged to us for asset management, property management, and other services.

We have $12.6 million of contractual debt obligations, representing mortgage loans secured by our real estate assets, excluding below-market debt adjustments of $0.3 million, net of accumulated amortization, as of June 30, 2014.  As they mature, we intend to refinance our debt obligations, if possible, or pay off the balances at maturity using the remaining net proceeds of our primary offering or other proceeds from corporate-level debt.

On July 2, 2014, we entered into a revolving loan agreement (the "Revolving Credit Facility") with KeyBank National Association, an unaffiliated entity, as administrative agent, swing line lender and letter of credit issuer ("KeyBank"), along with certain other lenders, to borrow up to $200 million. Subject to certain conditions, the Revolving Credit Facility provides us with the ability from time to time to increase the size of the Revolving Credit Facility from the initial $200 million up to a total of $700 million. We do not currently have any borrowings outstanding under the terms of this facility.

For the six months ended June 30, 2014, gross distributions of approximately $1.9 million were paid to stockholders, including $0.9 million of distributions reinvested through the DRIP, for net cash distributions of $1.0 million. On July 1, 2014, gross distributions of approximately $1.0 million were paid, including $0.5 million of distributions reinvested through the DRIP, for net cash distributions of $0.5 million. Distributions were funded by proceeds from our primary offering.

On May 7, 2014, our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing July 1, 2014 through and including July 31, 2014. The authorized distributions equal an amount of $0.00445205 per share of common stock, par value $0.01 per share. A portion of each distribution is expected to constitute a return of capital for tax purposes.

Long-term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for real estate and real estate-related investments and the payment of acquisition expenses, operating expenses, distributions and redemptions to stockholders, interest and principal on indebtedness, and payments on amounts due to our sponsors for organization and offering costs incurred on our behalf.  Generally, we expect to meet cash needs for items other than organization and offering costs as well as acquisitions and acquisition expenses from our cash flow from operations, and we expect to meet cash needs for acquisitions and acquisition expenses from the net proceeds of our initial public offering and from debt financings, including the Revolving Credit Facility. As they mature, we intend to refinance our long-term debt obligations if possible, or pay off the balances at maturity using the remaining net proceeds of our primary offering or proceeds from other corporate-level debt. We expect that substantially all net cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are funded; however, we have and may continue to use other sources to fund distributions as necessary, including proceeds from our initial public offering, contributions or advances made to us by the Advisor, Sub-advisor and their respective affiliates, and borrowings under future debt agreements.

Our board of directors has adopted corporate governance guidelines that limit our borrowings to 300% of our net assets (as defined in our corporate governance guidelines); however, we may exceed that limit if a majority of our independent directors approves each borrowing in excess of our charter limitation and if we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. In all events, we expect that our secured and unsecured borrowings will be reasonable in relation to the net value of our assets and will be reviewed by our board of directors at least quarterly. As of June 30, 2014, our borrowings were 6.8% of our net assets.

We believe that careful use of debt will help us to achieve our diversification goals because we will have more funds available for investment. However, high levels of debt could cause us to incur higher interest charges and higher debt service payments, which would decrease the amount of cash available for distribution to our investors.

As of June 30, 2014 and December 31, 2013, our leverage ratio (calculated as total debt, less cash and cash equivalents, as a percentage of total real estate investments, including acquired intangible lease assets and liabilities, at cost) could not be calculated, as our cash balances exceeded our debt outstanding.

The table below summarizes our consolidated indebtedness at June 30, 2014 (dollars in thousands).

	Principal Amount at	Weighted- Average Interest Rate	Weighted- Average Years to Maturity
Debt(1)	June 30, 2014
Fixed-rate mortgages payable(2)	$12,577	6.0%	22.3

(1)	The debt maturity table does not include any below-market debt adjustment, of which $0.3 million, net of accumulated amortization, was outstanding as of June 30, 2014.

(2)	Currently all of our fixed-rate debt represents loans assumed as part of certain acquisitions. These loans typically have higher interest rates than interest rates associated with new debt.

Contractual Commitments and Contingencies

Our contractual obligations as of June 30, 2014, were as follows (in thousands):

	Payments due by period
	Total	2014	2015	2016	2017	2018	Thereafter
Long-term debt obligations - principal payments	$12,577	$156	$277	$294	$312	$331	$11,207
Long-term debt obligations - interest payments	10,705	439	736	719	701	682	7,428
Total	$23,282	$595	$1,013	$1,013	$1,013	$1,013	$18,635

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

FUNDS FROM OPERATIONS, FUNDS FROM OPERATIONS ADJUSTED FOR ACQUISITION EXPENSES, AND MODIFIED FUNDS FROM OPERATIONS
FOR THE PERIOD ENDED JUNE 30, 2014
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Calculation of Funds from Operations
Net loss	$(759)	$(1,108)
Add:
Depreciation and amortization of real estate assets	223	256
Funds from operations (FFO)	$(536)	$(852)
Calculation of FFO Adjusted for Acquisition Expenses
Funds from operations	$(536)	$(852)
Add:
Acquisition expenses	384	586
FFO adjusted for acquisition expenses	$(152)	$(266)
Calculation of Modified Funds from Operations
FFO adjusted for acquisition expenses	$(152)	$(266)
Add:
Net amortization of above- and below-market leases	34	34
Less:
Straight-line rental income	(40)	(43)
Amortization of market debt adjustment	(3)	(3)
Modified funds from operations (MFFO)	$(161)	$(278)
Weighted-average common shares outstanding - basic and diluted	5,913,005	3,636,527
Net loss per share - basic and diluted	$(0.13)	$(0.30)
FFO per share - basic and diluted	$(0.09)	$(0.23)
FFO adjusted for acquisition expenses per share - basic and diluted	$(0.03)	$(0.07)
MFFO per share - basic and diluted	$(0.03)	$(0.08)

Distributions

Distributions for the six months ended June 30, 2014 accrued at an average daily rate of $0.00445205 per share of common stock. During the six months ended June 30, 2014, gross distributions paid were $1.9 million, with $0.9 million being reinvested through the DRIP for net cash distributions of $1.0 million. There were gross distributions of $1.0 million accrued and payable as of June 30, 2014. We funded our distributions with proceeds from our primary offering.

Activity related to distributions to our stockholders for the three and six months ended June 30, 2014 is as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Gross distributions paid	$1,727	$1,875
Distributions reinvested through DRIP	839	909
Net cash distributions	888	966
Net loss attributable to stockholders	759	1,108
Net cash used in operating activities	267	418

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

Our general distribution policy is not to use the proceeds of our offering to pay distributions.  However, our board has the authority under our organizational documents, to the extent permitted by Maryland law, to pay distributions from any source without limit, including proceeds from our offering or the proceeds from the issuance of securities in the future, and, therefore, proceeds of our offering may fund distributions. As we have raised substantial amounts of offering proceeds and are continuing to seek additional opportunities to invest these proceeds on attractive terms, our cash provided by operating activities has not yet been sufficient to fully fund our ongoing distributions. Because we do not intend to borrow money for the specific purpose of funding distribution payments, we have funded, and may continue to fund, a portion of our distributions with proceeds from our offerings.

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

Critical Accounting Policies

There have been no changes to our critical accounting policies during the six months ended June 30, 2014, except that subsequent to the issuance of our Annual Report on Form 10-K, we have continued to adopt additional accounting policies as required by our increasing operational activity. For a summary of our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2013. The additional accounting policies that we have adopted since the issuance of our Annual Report on Form 10-K have been included within Note 2 to the condensed consolidated interim financial statements presented herein.

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

In April 2014, FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this update raise the threshold for a property disposal to qualify as a discontinued operation and require new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The standard will be effective for us on January 1, 2015. In future periods, we expect that the adoption of this pronouncement will result in most individual property disposals not qualifying for discontinued operations presentation, and thus the results of those disposals will remain in income from continuing operations.

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 will eliminate the transaction- and industry-specific revenue recognition guidance currently under GAAP and will replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 does not apply to lease contracts accounted for under

Accounting Standards Codification ("ASC") 840, Leases. ASU 2014-09 will be effective for us for annual and interim periods beginning after December 15, 2016, and early adoption is prohibited. We are currently assessing the impact the adoption of ASU 2014-09 will have on our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any off-balance sheet arrangements.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

We may hedge a portion of our exposure to interest rate fluctuations through the utilization of an interest rate swap in order to mitigate the risk of this exposure. We do not intend to enter into derivative or interest rate transactions for speculative purposes.  Our hedging decisions will be determined based upon the facts and circumstances existing at the time of the hedge and may differ from our currently anticipated hedging strategy.  Because we may use derivative financial instruments to hedge against interest rate fluctuations, we may be exposed to both credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties.  Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. As of June 30, 2014, we were not party to any interest rate swap agreements.

There would be no impact on our annual results of operations of a one percentage point change in interest rates because we had no outstanding variable-rate debt at June 30, 2014.

As the information presented above includes only those exposures that exist as of June 30, 2014, it does not consider those exposures or positions that could arise after that date. Hence, the information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

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

Item 1A.        Risk Factors

The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

We have not yet generated positive cash flow from operations to cover distribution payments and may not do so unless our asset base grows significantly. Our organizational documents permit us to pay distributions from sources other than cash flow from operations. Specifically, some or all of our distributions may be paid from retained cash flow, from borrowings and from cash flow from investing activities, including the net proceeds from the sale of our assets, or from the net proceeds of our ‘‘reasonable best efforts’’ offering. Accordingly, until such time as we are generating cash flow from operations sufficient to cover distributions, during the pendency of our ‘‘reasonable best efforts’’ offering, we have and will likely continue to pay distributions from the net proceeds of the offering. We have not established any limit on the extent to which we may use alternate sources, including borrowings or proceeds of the offering, to pay distributions. We began declaring distributions to stockholders of record during February 2014. One hundred percent (100%) of the distributions paid to stockholders to date have been paid from the net proceeds of our ‘‘reasonable best efforts’’ offering, which reduces the proceeds available for other purposes. For the six months ended June 30, 2014, we paid distributions of $1.9 million, including distributions reinvested through our distribution reinvestment plan, and our GAAP cash uses from operations were $0.4 million. To the extent we pay cash distributions, or a portion thereof, from sources other than cash flow from operations, we will have less capital available to invest in properties and other real estate-related assets, the book value per share may decline, and there will be no assurance that we will be able to sustain distributions at that level. In addition, by using the net proceeds of our ‘‘reasonable best efforts’’ offering to fund distributions, earlier investors may benefit from the investments made with funds raised later in our ‘‘reasonable best efforts’’ offering, while later investors may not benefit from all of the net offering proceeds raised from earlier investors.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and invest in real estate assets.

The Federal Insurance Deposit Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank. Through 2014, the FDIC is insuring up to $250,000 per depositor per insured bank account. At June 30, 2014, we had cash and cash equivalents exceeding these federally insured levels. If the banking institutions in which we have deposited funds ultimately fail, we may lose our deposits over the federally insured levels. The loss of our deposits could reduce the amount of cash we have available to distribute or invest.

Two of our tenants generated a significant portion of our revenue, and a rental payment default by these significant tenants could adversely affect our results of operations.

For the six months ended June 30, 2014, approximately 53.5% and 21.2%, respectively, of our consolidated base rental revenue was generated from leases with an affiliate of Ahold USA and with Publix Super Markets. As a result of the concentration of revenue generated from these tenants, if Ahold USA or Publix Super Markets were to cease paying rent or fulfilling their other monetary obligations we could have significantly reduced rental revenues or higher expenses until the default was cured or the space was leased to a new tenant or tenants. In addition, there is no assurance that the space could be re-leased on similar or better terms, if at all.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

a)	We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the six months ended June 30, 2014.

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

c)	As of June 30, 2014, we had issued a total of 8,917,720 shares of common stock including 38,281 shares issued through the DRIP, generating gross cash proceeds of $221.7 million, since our inception.
The following table reflects the offering costs associated with the issuance of common stock for the six months ended June 30, 2014 (in thousands):

Six Months Ended June 30, 2014
Selling commissions and dealer manager fees	$21,006
Other offering costs	7,981
Total	$28,987
The Dealer Manager reallowed the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of shares of common stock (in thousands):

Six Months Ended June 30, 2014
Total commissions incurred from the Dealer Manager	$21,006
Less:
Commissions to participating broker-dealers	(14,454)
Reallowance to participating broker-dealers	(2,502)
Net to the Dealer Manager	$4,050

As of June 30, 2014, we have incurred $29.0 million of cumulative offering costs in connection with the issuance and distribution of common stock. Offering proceeds of $221.7 million exceeded cumulative offering costs by $192.7 million at June 30, 2014.

To the extent that we are able to identify suitable investments, we have used, and expect to continue to use, substantially all of the net proceeds from our ongoing initial public offering to invest primarily in grocery-anchored neighborhood and community shopping centers throughout the United States. We may use the net proceeds from the sale of shares under our distribution reinvestment plan for general corporate purposes, including, but not limited to, the repurchase of shares under our share repurchase program, capital expenditures, tenant improvement costs, and other funding obligations. As of June 30, 2014, we have used the net proceeds from our ongoing primary public offering to purchase $28.4 million in real estate and to pay $0.6 million of acquisition fees and expenses.

d)	We did not repurchase any of our securities during the six months ended June 30, 2014, and no shares eligible for redemption were the subject of any redemption requests during this period.

Item 3.        Defaults upon Senior Securities

Not Applicable

Item 4.        Mine Safety Disclosures

                     Not Applicable

Item 5.        Other Information

(a)	During the second quarter of 2014, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors.

Item 6.          Exhibits

Ex.	Description

10.1	Purchase and Sale Agreement - Staunton Plaza
10.2
Assignment and Assumption of Rights Under Shopping Center Purchase Agreement - Staunton Plaza (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed March 6, 2014)

10.3	Amendment # 1 - Staunton Plaza Purchase and Sale Agreement
10.4	Staunton Plaza Promissory Note
10.5	Staunton Plaza Loan Assumption Agreement
10.6
Amended and Restated Property Management, Leasing and Construction Management Agreement by and among the Company, Phillips Edison - ARC Grocery Center Operating Partnership II L.P., and Phillips Edison & Company, Ltd., dated June 1, 2014

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
101.1
The following information from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statement of Operations and Comprehensive Loss; (iii) Condensed Consolidated Statement of Equity; and (iv) Condensed Consolidated Statement of Cash Flows

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS EDISON – ARC GROCERY CENTER REIT II, INC.

Date: August 7, 2014	By:	/s/ Jeffrey S. Edison
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2014	By:	/s/ Devin I. Murphy
Devin I. Murphy
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer)