Form 10-Q
period 2014-09-30
Phillips Edison - ARC Grocery Center REIT II, Inc.
filed 2014-11-10
CIK 1581405

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2014, there were 20.5 million outstanding shares of common stock of Phillips Edison – ARC Grocery Center REIT II, Inc.

PHILLIPS EDISON – ARC GROCERY CENTER REIT II, INC.
FORM 10-Q
September 30, 2014

PART I.        FINANCIAL INFORMATION

Item 1.          Financial Statements

PHILLIPS EDISON – ARC GROCERY CENTER REIT II, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2014 AND DECEMBER 31, 2013
(Unaudited)
(In thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
ASSETS
Investment in real estate:
Land	$26,930	$—
Building and improvements	80,231	—
Total investment in real estate assets	107,161	—
Accumulated depreciation and amortization	(780)	—
Total investment in real estate assets, net	106,381	—
Acquired intangible lease assets, net of accumulated amortization of $489 and $0, respectively	11,229	—
Cash and cash equivalents	243,948	100
Restricted cash	68	—
Deferred offering costs	—	1,858
Accounts receivable, net	410	—
Deferred financing expense, less accumulated amortization of $189 and $0, respectively	2,986	—
Prepaid expenses and other	16,745	390
Total assets	$381,767	$2,348
LIABILITIES AND EQUITY
Liabilities:
Mortgages and loans payable	$12,825	$—
Acquired below market lease intangibles, less accumulated amortization of $91 and $0, respectively	1,844	—
Accounts payable	34	—
Accounts payable – affiliates	686	1,988
Accrued and other liabilities	4,473	9
Notes payable	—	296
Total liabilities	19,862	2,293
Commitments and contingencies (Note 9)	—	—
Equity:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, zero shares issued and outstanding at September 30, 2014
and December 31, 2013	—	—
Common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 17,127,943 and 8,888 shares issued and
outstanding at September 30, 2014 and December 31, 2013, respectively	171	—
Additional paid-in capital	373,198	200
Accumulated deficit	(11,464)	(145)
Total equity	361,905	55
Total liabilities and equity	$381,767	$2,348

See notes to condensed consolidated financial statements.

PHILLIPS EDISON – ARC GROCERY CENTER REIT II, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE PERIOD ENDED SEPTEMBER 30, 2014
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
Revenues:
Rental income	$1,521	$1,995
Tenant recovery income	423	541
Other property income	11	12
Total revenues	1,955	2,548
Expenses:
Property operating	313	411
Real estate taxes	262	322
General and administrative	393	962
Acquisition expenses	1,494	2,080
Depreciation and amortization	930	1,186
Total expenses	3,392	4,961
Operating loss	(1,437)	(2,413)
Other income (expense):
Interest expense, net	(499)	(631)
Other income	15	15
Net loss	$(1,921)	$(3,029)
Per share information - basic and diluted:
Net loss per share - basic and diluted	$(0.15)	$(0.44)
Weighted-average common shares outstanding - basic and diluted	13,100,886	6,825,981

Comprehensive loss:
Net loss	$(1,921)	$(3,029)
Other comprehensive income	—	—
Comprehensive loss	$(1,921)	$(3,029)

See notes to condensed consolidated financial statements.

PHILLIPS EDISON – ARC GROCERY CENTER REIT II, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(Unaudited)
(In thousands, except share and per share amounts)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2014	8,888	$—	$200	$(145)	$55
Issuance of common stock	16,985,349	170	422,197	—	422,367
Share repurchases	—	—	(32)	—	(32)
Distribution reinvestment plan (DRIP)	133,706	1	3,175	—	3,176
Common distributions declared, $1.08 per share	—	—	—	(8,290)	(8,290)
Offering costs	—	—	(52,342)	—	(52,342)
Net loss	—	—	—	(3,029)	(3,029)
Balance at September 30, 2014	17,127,943	$171	$373,198	$(11,464)	$361,905

See notes to condensed consolidated financial statements.

PHILLIPS EDISON – ARC GROCERY CENTER REIT II, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(Unaudited)
(In thousands)

Nine Months Ended
September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,029)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,180
Net amortization of above- and below-market leases	(8)
Amortization of deferred financing costs	189
Straight-line rental income	(89)
Changes in operating assets and liabilities:
Accounts receivable	(321)
Prepaid expenses and other	144
Accounts payable	11
Accounts payable – affiliates	16
Accrued and other liabilities	2,040
Net cash provided by operating activities	133
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(119,074)
Capital expenditures	(249)
Change in restricted cash	(68)
Net cash used in investing activities	(119,391)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	422,367
Payment of offering costs	(52,696)
Payments on mortgages and loans payable	(102)
Payments on notes payable	(296)
Distributions paid, net of DRIP	(2,992)
Payments of loan financing costs	(3,175)
Net cash provided by financing activities	363,106
NET INCREASE IN CASH AND CASH EQUIVALENTS	243,848
CASH AND CASH EQUIVALENTS:
Beginning of period	100
End of period	$243,948
SUPPLEMENTAL CASHFLOW DISCLOSURE, INCLUDING NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$262
Change in offering costs payable to advisor and sub-advisor	(2,212)
Change in distributions payable	2,122
Change in accrued share repurchase obligation	32
Assumed debt	12,933
Accrued capital expenditures	293
Distributions reinvested	3,176
Reclassification of deferred offering costs to additional paid-in capital	1,858

See notes to condensed consolidated financial statements.

 Phillips Edison—ARC Grocery Center REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. ORGANIZATION

Phillips Edison—ARC Grocery Center REIT II, Inc. (“we”, the “Company”, “our” or “us”) was formed as a Maryland corporation on June 5, 2013, and intends to qualify as a real estate investment trust (“REIT”) beginning with the taxable year ending December 31, 2014. Substantially all of our business is conducted through Phillips Edison—ARC Grocery Center Operating Partnership II, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on June 4, 2013. We are a limited partner of the Operating Partnership, and our wholly owned subsidiary, PE-ARC Grocery Center OP GP II LLC, is the sole general partner of the Operating Partnership. As we accept subscriptions for shares in our continuous public offering, we will transfer all of the net proceeds of the offering to the Operating Partnership as a capital contribution in exchange for units of limited partnership interest; however, we are deemed to have made capital contributions in the amount of the gross offering proceeds received from investors.

We are offering to the public, pursuant to a registration statement filed on Form S-11 with the Securities and Exchange Commission (the “SEC”) and deemed effective on November 25, 2013, $2.475 billion in shares of common stock on a “reasonable best efforts” basis in our initial public offering (“our initial public offering”). Our initial public offering consists of a primary offering of $2.0 billion in shares offered to investors at a price of $25.00 per share, with discounts available for certain categories of purchasers, and $0.475 billion in shares offered to stockholders pursuant to a distribution reinvestment plan (the “DRIP”) at a price of $23.75 per share. We have the right to reallocate the shares of common stock offered between the primary offering and the DRIP.

Our advisor is American Realty Capital PECO II Advisors, LLC (the “Advisor”), a newly organized limited liability company that was formed in the State of Delaware on July 9, 2013 and is under common control with AR Capital LLC (the “AR Capital sponsor”). We have entered into an advisory agreement with the Advisor which makes the Advisor ultimately responsible for the management of our day-to-day activities and the implementation of our investment strategy. The Advisor has delegated certain duties under the advisory agreement, including the management of our day-to-day operations and our portfolio of real estate assets, to Phillips Edison NTR II LLC (the “Sub-advisor”), which is directly or indirectly owned by Phillips Edison Limited Partnership (the “Phillips Edison sponsor”), and Michael Phillips and Jeffrey Edison, principals of our Phillips Edison sponsor. Notwithstanding such delegation to the Sub-advisor, the Advisor retains ultimate responsibility for the performance of all the matters entrusted to it under the advisory agreement.

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

As of September 30, 2014, we owned a fee simple interest in eight real estate properties, acquired from third parties unaffiliated with us, the Advisor, or the Sub-advisor.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Set forth below is a summary of the significant accounting estimates and policies that management believes are important to the preparation of our condensed consolidated interim financial statements. Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and require the application of significant judgment by management. As a result, these estimates are subject to a degree of uncertainty. There have been no changes to our significant accounting policies during the nine months ended September 30, 2014, except that subsequent to the issuance of our Annual Report on Form 10-K, we have continued to adopt additional accounting policies as required by our increasing operational activity, as disclosed below. For a summary of our significant accounting policies previously adopted, refer to our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 6, 2014.

Basis of Presentation and Principles of Consolidation—The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report on Form 10-Q should refer to the audited financial statements of Phillips Edison—ARC Grocery Center REIT II, Inc. for the year ended December 31, 2013, which are included in our 2013 Annual Report on Form 10-K, as certain footnote disclosures contained in such audited financial statements have been omitted from this Quarterly Report on Form 10-Q. In the opinion of management, all normal and recurring adjustments necessary for the fair presentation have been included in this Quarterly Report. Our results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the operating results expected for the full year.

Although we were formed on June 5, 2013, we were not capitalized until July 1, 2013, and our first expenses were not incurred until the fourth quarter of 2013. We did not commence operations until January 9, 2014, when we broke the minimum offering escrow requirement. As such, we had no results from operations for the period ended September 30, 2013, and therefore have not presented this as a comparative period within our condensed consolidated financial statements.

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

Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset. We recorded no impairments for the nine months ended September 30, 2014.

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

The fair values of buildings and improvements are determined on an as-if-vacant basis.  The estimated fair value of acquired in-place leases is the cost we would have incurred to lease the properties to the occupancy level of the properties at the date of acquisition. Such estimates include leasing commissions, legal costs and other direct costs that would be incurred to lease the properties to such occupancy levels. Additionally, we evaluate the time period over which such occupancy levels would be achieved. Such evaluation includes an estimate of the net market-based rental revenues and net operating costs (primarily consisting of real estate taxes, insurance and utilities) that would be incurred during the lease-up period. Acquired in-place leases as of the date of acquisition are amortized over the average remaining lease terms.

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

Deferred Financing Costs—Deferred financing costs are capitalized and amortized on a straight-line basis over the term of the related financing arrangement, which approximates the effective interest method. Deferred financing costs incurred during the three and nine months ended September 30, 2014 were approximately $2.7 million and $3.2 million, respectively. Amortization of deferred financing costs for the three and nine months ended September 30, 2014 was approximately $0.2 million and was recorded in interest expense in the consolidated statements of operations and comprehensive loss.

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

Restricted Cash—Restricted cash was $0.1 million as of September 30, 2014. This primarily consisted of escrowed tenant improvement funds, real estate taxes, capital improvement funds, insurance premiums, and other amounts required to be escrowed pursuant to loan agreements.

Earnings Per Share—Earnings per share are calculated based on the weighted-average number of common shares outstanding during each period. Diluted income per share considers the effect of any potentially dilutive share equivalents for the three and nine months ended September 30, 2014.

There were 4,455 Class B units of the Operating Partnership outstanding and held by the Advisor and the Sub-advisor as of September 30, 2014. The vesting of the Class B units is contingent upon a market condition and service condition. The satisfaction of the market or service condition was not probable as of September 30, 2014, and, therefore, the Class B units are not included in earnings per share.

Impact of Recently Issued Accounting Pronouncements—In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this update raise the threshold for a property disposal to qualify as a discontinued operation and require new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. Unless we elect early adoption, the standard will be effective for us on January 1, 2015. In future periods, the adoption of this pronouncement may result in property disposals not qualifying for discontinued operations presentation, and thus the results of those disposals will remain in income from continuing operations.

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 will eliminate the transaction- and industry-specific revenue recognition guidance currently in place under GAAP and will replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 does not apply to lease contracts accounted for under Accounting Standards Codification (“ASC”) 840, Leases. ASU 2014-09 will be effective for annual and interim periods beginning after December 15, 2016, and early adoption is prohibited. We are currently assessing the impact the adoption of ASU 2014-09 will have on our financial statements.

3. EQUITY

General—We have the authority to issue a total of 1 billion shares of common stock with a par value of $0.01 per share and 10 million shares of preferred stock, $0.01 par value per share. As of September 30, 2014, we had issued 17.1 million shares of common stock generating gross cash proceeds of $425.7 million. We had issued no shares of preferred stock. The holders of shares of common stock are entitled to one vote per share on all matters voted on by stockholders, including election of the board of directors. Our charter does not provide for cumulative voting in the election of directors.

Distribution Reinvestment Plan—We have adopted the DRIP that allows stockholders to invest distributions in additional shares of our common stock at a price equal to $23.75 per share. Stockholders who elect to participate in the DRIP, and who are subject to U.S. federal income taxation laws, will incur a tax liability on an amount equal to the fair value on the relevant distribution date of the shares of our common stock purchased with reinvested distributions, even though such stockholders have elected not to receive the distributions used to purchase those shares of common stock in cash.  Distributions reinvested through the DRIP for the three and nine months ended September 30, 2014 were $2.3 million and $3.2 million, respectively.

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

As of September 30, 2014, we had not repurchased any shares under our share repurchase program or otherwise. We did record a liability of $32,000 that represents our intent to repurchase 1,300 shares of common stock submitted as of September 30, 2014 but not yet repurchased. This repurchase will be made outside of the program.

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

Mortgages and loans payable —We estimate the fair value of our debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by our lenders using Level 3 inputs.  The discount rate used approximates current lending rates for loans or groups of loans with similar maturities and credit quality, assuming the debt is outstanding through maturity and considering the debt’s collateral (if applicable).  Such discount rate was 5.00% for secured fixed-rate debt as of September 30, 2014. We did not have any mortgage loans as of December 31, 2013. We have utilized market information, as available, or present value techniques to estimate the amounts required to be disclosed.  The fair value and recorded value of our borrowings as of September 30, 2014, were $13.8 million and $12.8 million, respectively.

5. REAL ESTATE ACQUISITIONS

During the nine months ended September 30, 2014, we acquired a 100% ownership in eight grocery-anchored retail centers for a purchase price of approximately $116.3 million, including $12.6 million of assumed debt with a fair value of $12.9 million. The following tables present certain additional information regarding our acquisitions. We allocated the purchase price of these acquisitions to the fair value of the assets acquired as follows (in thousands):

		Building and	In-Place	Above-Market	Below-Market
Acquisition	Land	Improvements	Leases	Leases	Leases	Total
Bethany Village Shopping Center	$4,125	$6,182	$844	$—	$—	$11,151
Staunton Plaza	3,315	11,031	1,310	1,906	(46)	17,516
Northpark Village	1,123	6,556	632	20	(131)	8,200
Spring Cypress Village	6,321	13,629	1,385	65	—	21,400
Kipling Marketplace	2,535	9,120	1,347	136	(788)	12,350
Lake Washington Crossing	3,134	9,604	1,596	—	(934)	13,400
MetroWest Village	3,412	13,781	1,417	42	(36)	18,616
Kings Crossing	2,965	10,017	986	32	—	14,000
Total	$26,930	$79,920	$9,517	$2,201	$(1,935)	$116,633

The amounts recognized for revenues, acquisition expenses and net income (loss) from the acquisition date to September 30, 2014 related to the operating activities of our acquisitions are as follows (in thousands):

Acquisition	Acquisition Date	Revenues	Acquisition Expenses	Net Income (Loss)
Bethany Village Shopping Center	3/14/2014	$631	$185	$14
Staunton Plaza	4/30/2014	611	360	(433)
Northpark Village	7/25/2014	148	154	(134)
Spring Cypress Village	7/30/2014	344	326	(281)
Kipling Marketplace	8/7/2014	240	187	(157)
Lake Washington Crossing	8/15/2014	249	232	(176)
MetroWest Village	8/20/2014	200	309	(306)
Kings Crossing	8/26/2014	125	212	(214)
Total		$2,548	$1,965	$(1,687)

The following unaudited pro forma information summarizes selected financial information from our combined results of operations, as if the acquisitions had been acquired on July 1, 2013 (date of capitalization).

We estimated that revenues, on a pro forma basis, for the three months ended September 30, 2014, would have been approximately $2.9 million, and our net loss, on a pro forma basis, would have been approximately $0.2 million. The pro forma net loss per share would have been approximately $0.02 for the three months ended September 30, 2014.

We estimated that revenues, on a pro forma basis, for the nine months ended September 30, 2014, would have been approximately $8.6 million, and our net income, on a pro forma basis, would have been approximately $12,000. The pro forma net income per share would have been approximately $0.00 for the nine months ended September 30, 2014.

This pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of the period, nor does it purport to represent the results of future operations.

6. ACQUIRED INTANGIBLE ASSETS

Acquired intangible lease assets consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Acquired in-place leases, net of accumulated amortization of $406 and $0, respectively	$9,111	$—
Acquired above-market leases, net of accumulated amortization of $83 and $0, respectively	2,118	—
Total	$11,229	$—

Amortization recorded on the intangible assets for the three and nine months ended September 30, 2014 was $0.4 million and $0.5 million, respectively.

Estimated future amortization of the respective acquired intangible lease assets as of September 30, 2014 for the remainder of 2014 and for each of the five succeeding calendar years and thereafter is as follows (in thousands):

Year	In-Place Leases	Above-Market Leases
October 1 to December 31, 2014	$439	$53
2015	1,942	234
2016	1,942	222
2017	1,935	209
2018	1,158	187
2019 and thereafter	1,695	1,213
Total	$9,111	$2,118

The weighted-average amortization periods for acquired in-place lease intangibles and acquired above-market lease intangibles are six years and eleven years, respectively.

7. MORTGAGES AND LOANS PAYABLE

Note Payable

As of December 31, 2013, we had a note payable of $0.3 million related to financing for our annual directors and officers insurance premiums, pursuant to which we made monthly payments of principal and interest. In April 2014, we used the proceeds from our initial public offering to pay the remaining $0.2 million balance of the note payable.

Revolving Credit Facility

Through KeyBank in its capacity as administrative agent and a group of eight lenders (also including KeyBank), we have access to a $200 million revolving credit facility from which we may draw additional funds as needed. Subject to certain conditions, the revolving credit facility provides us with the ability from time to time to increase the size of the facility up to a total of $700 million. The facility matures on July 2, 2018 and contains two six-month extension options that we may exercise upon payment of an extension fee equal to 0.075% of the total commitments under the facility at the time of each extension. The interest rate on the revolving credit facility is variable, based on either the prime rate, one-month LIBOR, or the federal funds rate and is affected by other factors, such as company size and leverage. There were no outstanding borrowings under this facility as of September 30, 2014, nor did we have any borrowing capacity under the facility, as we had not yet designated any of our properties as being included in the calculation of the borrowing base as defined by the terms of the credit facility.

Mortgage Loans Payable

As of September 30, 2014, we had one mortgage note payable in the amount of $12.8 million, inclusive of a below-market assumed debt adjustment of $0.3 million, net of accumulated amortization. We did not have any outstanding mortgage notes payable as of December 31, 2013. The mortgage note payable is secured by Staunton Plaza, the property on which the debt was placed. As of September 30, 2014, the interest rate for the loan was 6.0%. Due to the non-recourse nature of the mortgage, the assets and liabilities of Staunton Plaza are neither available to pay the debt of the consolidated limited liability companies nor do they constitute an obligation of the consolidated limited liability companies.

During the nine months ended September 30, 2014, in conjunction with our acquisition of Staunton Plaza, we assumed debt of $12.6 million. The assumed debt market adjustment will be amortized over the remaining life of the loan, and this amortization is classified as interest expense. The amortization recorded on the assumed below-market debt adjustment was $3,000 and $6,000 for the three and nine months ended September 30, 2014, respectively.

Included below are the yearly principal payment obligations (in thousands) and weighted-average interest rates for the Staunton Plaza mortgage loan:

	2014 (1)	2015	2016	2017	2018	Thereafter	Total
Maturing debt:(2)
Fixed-rate mortgages payable	$64	$264	$279	$299	$317	$11,293	$12,516
Weighted-average interest rate on debt:
Fixed-rate mortgages payable	6.0%	6.0%	6.0%	6.0%	6.0%	6.0%	6.0%

(1)	Includes only October 1, 2014 through December 31, 2014.

(2)	The debt maturity table does not include any below-market debt adjustment, of which $0.3 million, net of accumulated amortization, was outstanding as of September 30, 2014.

8. ACQUIRED BELOW-MARKET LEASE INTANGIBLES

Amortization recorded on the intangible liabilities for the three and nine months ended September 30, 2014 was $91,000.

Estimated future amortization income of the intangible lease liabilities as of September 30, 2014 for the remainder of 2014 and for each of the five succeeding calendar years and thereafter is as follows (in thousands):

Year	Below-Market Leases
October 1 to December 31, 2014	$132
2015	534
2016	534
2017	328
2018	199
2019 and thereafter	117
Total	$1,844

The weighted-average amortization period for below-market lease intangibles is four years.

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

10. RELATED PARTY TRANSACTIONS

Economic Dependency—We are dependent on the Advisor, the Sub-advisor, the Property Manager, the Dealer Manager and their respective affiliates for certain services that are essential to us, including the sale of our shares of common stock, asset acquisition and disposition decisions, asset management, operating and leasing of our properties, and other general and administrative responsibilities. In the event that the Advisor, the Sub-advisor, the Property Manager and/or the Dealer Manager are unable to provide such services, we would be required to find alternative service providers or sources of capital, which could result in higher costs and expenses.

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

Organization and Offering Costs—Under the terms of the advisory agreement, we are to reimburse on a monthly basis the Advisor, the Sub-advisor or their respective affiliates (the “Advisor Entities”) for cumulative organization and offering costs and future organization and offering costs they may incur on our behalf but only to the extent that the reimbursement would not exceed 2.0% of gross offering proceeds over the life of our initial public offering. As of September 30, 2014, the Advisor, Sub-advisor and their affiliates have charged us approximately $12.1 million of cumulative organization and offering costs, and we have remitted payment in the amount of $12.5 million towards such costs, resulting in net prepaid organization and offering costs of $0.4 million. As of December 31, 2013, the Advisor, Sub-advisor and their affiliates had charged us approximately $1.9 million of cumulative organization and offering costs, and we had not yet reimbursed any such costs, resulting in a payable of $1.9 million.

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

Acquisition Expenses—We reimburse the Sub-advisor for expenses actually incurred related to selecting, evaluating and acquiring assets on our behalf.  During the three and nine months ended September 30, 2014, we reimbursed the Sub-advisor for personnel costs related to due diligence services for assets we acquired during the period.

Asset Management Subordinated Participation—Within 60 days after the end of each calendar quarter (subject to the approval of our board of directors), we will pay an asset management subordinated participation by issuing a number of restricted operating partnership units designated as Class B Units to the Advisor and Sub-advisor equal to: (i) 0.25% multiplied by (a) prior to the NAV pricing date, the cost of assets and (b) on and after the NAV pricing date, the lower of the cost of assets and the applicable quarterly NAV divided by (ii) (a) prior to the NAV pricing date, the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the primary offering price minus selling commissions and dealer manager fees) and (b) on and after the NAV pricing date, the per share NAV.

The Advisor and Sub-advisor are entitled to receive distributions on the vested and unvested Class B units they receive in connection with their asset management subordinated participation at the same rate as distributions are paid to common stockholders. Such distributions are in addition to the incentive fees that the Advisor and Sub-advisor and their affiliates may receive from us. During the three and nine months ended September 30, 2014, the Operating Partnership issued 3,209 and 4,455 Class B units, respectively, to the Advisor and the Sub-advisor under the advisory agreement for the asset management services performed by the Advisor and the Sub-advisor during the period from January 1, 2014 to June 30, 2014. These Class B units will not vest until an economic hurdle has been met. The Advisor and Sub-advisor continue to provide advisory services through the date that such economic hurdle is met. The economic hurdle will be met when the value of the Operating Partnership’s assets plus all distributions made equal or exceed the total amount of capital contributed by investors plus a 6.0% cumulative, pre-tax, non-compounded annual return thereon.

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

General and Administrative Expenses—As of September 30, 2014 and December 31, 2013, we owed both the Advisor and the Sub-advisor and their affiliates $68,000 and $130,000, respectively, for general and administrative expenses paid on our behalf. As of September 30, 2014, neither the Advisor nor the Sub-advisor has allocated any portion of their employees’ salaries to general and administrative expenses.

Summarized below are the fees earned by and the expenses reimbursable to the Advisor and the Sub-advisor, except for organization and offering costs and general and administrative expenses, which we disclose above, for the three and nine months ended September 30, 2014 and any related amounts unpaid as of September 30, 2014 and December 31, 2013 (in thousands):

	For the Three Months Ended	For the Nine Months Ended	Unpaid Amount as of
	September 30,	September 30,	September 30,	December 31,
	2014	2014	2014	2013
Acquisition fees	$880	$1,164	$—	$—
Acquisition expenses	107	147	—	—
Class B unit distribution(1)	2	2	1	—
Financing fees	1,500	1,595	—	—
Disposition fees	—	—	—	—
Total	$2,489	$2,908	$1	$—

(1)	Represents the distributions paid to the Advisor and the Sub-advisor as holders of Class B units of the Operating Partnership.

Annual Subordinated Performance Fee—We will pay our Advisor Entities or their respective affiliates an annual subordinated performance fee calculated on the basis of our total return to stockholders, payable annually in arrears, such that for any year in which our total return on stockholders’ capital exceeds 6.0% per annum, our Advisor Entities will be entitled to 15.0% of the amount in excess of such 6.0% per annum, provided that the amount paid to the Advisor Entities does not exceed 10.0% of the aggregate total return for that year. No such amounts were incurred or payable as of September 30, 2014 or December 31, 2013.

Subordinated Participation in Net Sales Proceeds—The Operating Partnership will pay to PE-ARC Special Limited Partner II, LLC (the “Special Limited Partner”) a subordinated participation in the net sales proceeds of the sale of real estate assets equal to 15.0% of remaining net sales proceeds after return of capital contributions to stockholders plus payment to investors of a 6.0% cumulative, pre-tax, non-compounded return on the capital contributed by stockholders. The Advisor has a 22.5% interest and the Sub-advisor has an 77.5% interest in the Special Limited Partner. No sales of real estate assets have occurred to date.

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

Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in the net sales proceeds and the subordinated incentive listing distribution. No subordinated incentive listing distribution has been earned to date.

Subordinated Distribution Upon Termination of the Advisor Agreement—Upon termination or non-renewal of the advisory agreement, the Special Limited Partner shall be entitled to a subordinated termination distribution in the form of a non-interest bearing promissory note equal to 15.0% of the amount by which the sum of our market value plus distributions exceeds the aggregate capital contributed by stockholders plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to stockholders.  In addition, the Special Limited Partner may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs. No such termination has been occurred to date.

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

Summarized below are the fees earned by and the expenses reimbursable to the Property Manager for the three and nine months ended September 30, 2014 and any related amounts unpaid as of September 30, 2014 and December 31, 2013 (in thousands):

	For the Three Months Ended	For the Nine Months Ended	Unpaid Amount as of
	September 30,	September 30,	September 30,	December 31,
	2014	2014	2014	2013
Property management fees	$68	$92	$43	$—
Leasing commissions	—	7	—	—
Construction management fees	7	12	5	—
Other fees and reimbursements	60	76	25	—
Total	$135	$187	$73	$—

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

Starting with the commencement of our public offering, the Company utilizes transfer agent services provided by an affiliate of the Dealer Manager. Fees incurred from the transfer agent represent amounts paid to the affiliate of the Dealer Manager for such services. The following table details total selling commissions, dealer manager fees, and service fees paid to the Dealer Manager and its affiliate related to the sale of common stock for the three and nine months ended September 30, 2014 and any related amounts unpaid as of September 30, 2014 and December 31, 2013 (in thousands):

	For the Three Months Ended	For the Nine Months Ended	Payable as of
	September 30,	September 30,	September 30,	December 31,
	2014	2014	2014	2013
Total commissions and fees incurred from Dealer Manager	$19,189	$40,195	$—	$—
Fees incurred from the transfer agent	234	447	227	—

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

Approximate future rentals to be received under non-cancelable operating leases in effect at September 30, 2014, assuming no new or renegotiated leases or option extensions on lease agreements, are as follows (in thousands):

Year	Amount
October 1 to December 31, 2014	$2,008
2015	7,708
2016	6,665
2017	5,973
2018	4,983
2019 and thereafter	19,711
Total	$47,048

Publix and Martin's comprised approximately 17.6% and 13.6%, respectively, of the aggregate annualized effective rent of our eight owned shopping centers as of September 30, 2014.  No other tenants comprised 10% or more of our aggregate annualized effective rent as of September 30, 2014.

12. SUBSEQUENT EVENTS

Sale of Shares of Common Stock

From October 1, 2014 through October 31, 2014, we raised gross proceeds of approximately $79.9 million through the issuance of 3.2 million shares of common stock under our offering. As of November 1, 2014, approximately 59.8 million shares remained available for sale to the public under our offering, exclusive of shares available under the DRIP.

Distributions

On October 1, 2014, we paid a distribution equal to a daily amount of $0.00445210 per share of common stock outstanding for stockholders of record for the period from September 1, 2014 through September 30, 2014. The total gross amount of the distribution was approximately $2.1 million, with $1.1 million being reinvested in the DRIP, for a net cash distribution of $1.0 million.

On November 3, 2014, we paid a distribution equal to a daily amount of $0.00445210 per share of common stock outstanding for stockholders of record for the period from October 1, 2014 through October 31, 2014. The total gross amount of the distribution was approximately $2.6 million, with $1.4 million being reinvested in the DRIP, for a net cash distribution of $1.2 million.

Acquisitions

Subsequent to September 30, 2014, we acquired a 100% ownership in the following properties (dollars in thousands):

Property Name	Location	Anchor Tenant	Acquisition Date	Purchase Price	Mortgage Loan Assumed	Square Footage	Leased % of Rentable Square Feet at Acquisition
Commonwealth Square	Folsom, CA	Raley's	10/2/2014	$19,371	$7,172	141,310	84.8%
Colonial Promenade	Winter Haven, FL	Walmart(1)	10/10/2014	33,277	—	280,228	97.4%
Point Loomis	Milwaukee, WI	Pick 'n Save	10/21/2014	10,350	—	160,533	100.0%
Hilander Village	Roscoe, IL	Schnuck's	10/24/2014	9,252	—	125,712	86.6%
Milan Plaza	Milan, MI	Kroger	10/24/2014	2,300	—	61,357	84.3%
(1) The anchor tenant of Colonial Promenade is a Walmart Supercenter.

The supplemental purchase accounting disclosures required by GAAP relating to the recent acquisitions of the aforementioned properties have not been presented as the initial accounting for these acquisitions were incomplete at the time this Quarterly Report on Form 10-Q was filed with the SEC. The initial accounting was incomplete due to the late closing dates of the acquisitions.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q of Phillips Edison – ARC Grocery Center REIT II, Inc. (“we”, the “Company”, “our” or “us”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the U.S. Securities and Exchange Commission (“SEC”). We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual conditions, our ability to accurately anticipate results expressed in such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A in Part II of this Form 10-Q and Item 1A in Part I of our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 6, 2014, for a discussion of some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause actual results to differ materially from those presented in our forward-looking statements.

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

Equity Raise Activity

As of September 30, 2014, we had issued pursuant to our initial public offering a total of 17.1 million shares of common stock, including 0.1 million shares issued through the DRIP, generating gross cash proceeds of $425.7 million. During the three months ended September 30, 2014, we issued 8.2 million shares of common stock, including 0.1 million shares issued through the DRIP, generating gross cash proceeds of $204.0 million.

Portfolio

Below are statistical highlights of our portfolio’s activities from inception to date, as of September 30, 2014:

		Property Acquisitions
	Cumulative	during the
	Portfolio through	Three Months Ended
	September 30, 2014	September 30, 2014
Number of properties	8	6
Number of states	5	3
Weighted average capitalization rate(1)	6.7%	6.7%
Weighted average capitalization rate with straight-line rent(2)	7.0%	6.8%
Total acquisition purchase price (in thousands)	$116,317	$87,966
Total square feet	720,725	558,786
Leased % of rentable square feet(3)	91.8%	90.3%
Average remaining lease term in years(3)	5.3	4.2

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

(2)
The capitalization rate with straight-line rent is calculated by dividing the annualized in-place net operating income, inclusive of straight-line rental income, of a property as of the date of acquisition by the contract purchase price of the property. This annualized in-place net operating income is calculated by subtracting the estimated annual operating expenses of a property from the straight-line annualized rents to be received from tenants occupying space at the property as of the date of acquisition.

(3)	As of September 30, 2014.

As of September 30, 2014, we owned eight real estate properties, acquired from third parties unaffiliated with us, the Advisor, or the Sub-advisor. The following table presents information regarding our properties as of September 30, 2014 (dollars in thousands):

Property Name	Location	Anchor Tenant	Date Acquired	Contract Purchase Price(1)	Rentable Square Feet	Average Remaining Lease Term in Years as of September 30, 2014	% of Rentable Square Feet Leased as of September 30, 2014
Bethany Village Shopping Center	Alpharetta, GA	Publix	3/14/2014	$11,151	81,674	4.9	93.3%
Staunton Plaza	Staunton, VA	Martin's(2)	4/30/2014	17,200	80,265	10.6	100.0%
Northpark Village	Lubbock, TX	United Supermarkets(3)	7/25/2014	8,200	70,479	4.2	95.3%
Spring Cypress Village	Houston, TX	Sprouts	7/30/2014	21,400	97,488	6.8	79.0%
Kipling Marketplace	Littleton, CO	Safeway	8/7/2014	12,350	90,124	3.0	95.7%
Lake Washington Crossing	Melbourne, FL	Publix	8/15/2014	13,400	118,698	3.9	86.2%
MetroWest Village	Orlando, FL	Publix	8/20/2014	18,616	106,977	3.1	92.9%
Kings Crossing	Sun City Center, FL	Publix	8/26/2014	14,000	75,020	4.0	97.1%

(1)	The contract purchase price excludes closing costs and acquisition costs.

(2)	Martin's is an affiliate of Ahold USA.

(3)	United Supermarkets is an affiliate of Albertsons LLC.

The following table lists, on an aggregate basis, all of the scheduled lease expirations after September 30, 2014 over each of the ten years ending December 31, 2014 and thereafter for our eight shopping centers. The table shows the approximate rentable square feet and annualized effective rent represented by the applicable lease expirations (dollars in thousands):

	Number of		% of Total Portfolio
	Expiring	Annualized	Annualized	Leased Rentable	% of Leased Rentable
Year	Leases	Effective Rent(1)	Effective Rent	Square Feet Expiring	Square Feet Expiring
2014	9	$419	5.0%	21,429	3.2%
2015	23	1,090	12.9%	86,543	13.1%
2016	26	843	10.0%	47,767	7.2%
2017	16	719	8.5%	69,461	10.5%
2018	19	1,383	16.4%	108,906	16.5%
2019	12	452	5.4%	22,575	3.4%
2020	5	930	11.0%	109,971	16.6%
2021	3	537	6.4%	59,447	9.0%
2022	1	27	0.3%	1,100	0.2%
2023	2	167	2.0%	12,377	1.9%
Thereafter	6	1,873	22.1%	121,674	18.4%

(1)	We calculate annualized effective rent as monthly contractual rent as of September 30, 2014 multiplied by 12 months, less any tenant concessions.

Subsequent to September 30, 2014, we executed renewals on two leases that were scheduled to expire in 2014. The square footage associated with these renewals was 4,579 and the annualized rent was $95,000.

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

The following table presents the composition of our portfolio by tenant type as of September 30, 2014 (dollars in thousands):

			Annualized	% of
	Leased	% of Leased	Effective	Annualized
Tenant Type	Square Feet	Square Feet	Rent(1)	Effective Rent
Grocery anchor	389,655	58.9%	$3,742	44.3%
National and regional(2)	146,606	22.2%	2,449	29.0%
Local	124,989	18.9%	2,250	26.7%
	661,250	100.0%	$8,441	100.0%

(1)	We calculate annualized effective rent as monthly contractual rent as of September 30, 2014 multiplied by 12 months, less any tenant concessions.

(2)	We define national tenants as those that operate in at least three states. Regional tenants are defined as those that have at least three locations.

The following table presents the composition of our portfolio by tenant industry as of September 30, 2014 (dollars in thousands):

			Annualized	% of
	Leased	% of Leased	Effective	Annualized
Tenant Industry	Square Feet	Square Feet	Rent(1)	Effective Rent
Grocery	389,655	58.9%	$3,742	44.3%
Services(2)	126,730	19.2%	2,102	24.9%
Restaurant	82,653	12.5%	1,690	20.0%
Retail Stores(2)	62,212	9.4%	907	10.8%
	661,250	100.0%	$8,441	100.0%

(1)	We calculate annualized effective rent as monthly contractual rent as of September 30, 2014 multiplied by 12 months, less any tenant concessions.

(2)	We define retail stores as those that primarily sell goods, while services tenants primarily sell non-goods services.

The following table presents our grocery-anchor tenants by the amount of square footage leased by each tenant as of September 30, 2014 (dollars in thousands):

Tenant	Number of Locations(1)	Leased Square Feet	% of Leased Square Feet	Annualized Effective Rent(2)	% of Annualized Effective Rent
Publix	4	191,444	29.0%	$1,481	17.6%
Ahold USA(3)	1	68,716	10.4%	1,146	13.6%
Safeway	1	50,794	7.7%	381	4.5%
Albertsons(4)	1	50,700	7.6%	342	4.0%
Sprouts	1	28,001	4.2%	392	4.6%
	8	389,655	58.9%	$3,742	44.3%

(1)	Number of locations excludes auxiliary leases with grocery anchors such as fuel stations, pharmacies, and liquor stores, of which there were two as of September 30, 2014.

(2)	We calculate annualized effective rent as monthly contractual rent as of September 30, 2014 multiplied by 12 months, less any tenant concessions.

(3)	Martin's is an affiliate of Ahold USA.

(4)	United Supermarkets is an affiliate of Albertsons LLC.

Results of Operations

Prior to January 9, 2014, our operations had not yet commenced. As a result, the discussions of the results of operations are only for the three and nine months ended September 30, 2014, with no prior period comparisons provided in the accompanying sections.

Three Months Ended September 30, 2014

Total revenues were approximately $2.0 million, with rental income of approximately $1.5 million. Other revenue, largely comprised of tenant reimbursements, was approximately $0.4 million.

Property operating costs were $0.3 million for the three months ended September 30, 2014. The significant items comprising this expense were common area maintenance of $0.2 million and property management fees paid to an affiliate of the Sub-advisor of $0.1 million.

Real estate taxes were $0.3 million for the three months ended September 30, 2014.

General and administrative expenses were approximately $0.4 million. This amount was comprised largely of audit and consulting fees, directors and officers insurance premiums, and board-related expenses.

Acquisition expenses, in the amount of approximately $1.5 million, were expensed as incurred. Included in these acquisition expenses were fees and expenses reimbursable to the Advisor and Sub-advisor of $1.0 million as well as $0.4 million in other acquisition expenses owed to third-parties, all related to property acquisitions occurring in the three months ended September 30, 2014. We incurred $0.1 million in expense related to acquisitions that had not closed as of September 30, 2014.

Depreciation and amortization expense for the three months ended September 30, 2014 was $0.9 million.

Interest expense was $0.5 million for the three months ended September 30, 2014.

The net loss attributable to our stockholders was $1.9 million for the three months ended September 30, 2014.

Nine Months Ended September 30, 2014

Total revenues were approximately $2.5 million, with rental income of approximately $2.0 million. Other revenue, largely comprised of tenant reimbursements, was approximately $0.5 million.

Property operating costs were $0.4 million for the nine months ended September 30, 2014. The significant items comprising this expense were common area maintenance of $0.2 million, insurance expenses of $0.1 million, and property management fees paid to an affiliate of the Sub-advisor of $0.1 million.

Real estate taxes were $0.3 million for the nine months ended September 30, 2014.

General and administrative expenses were approximately $1.0 million. This amount was comprised largely of audit and consulting fees, directors and officers insurance premiums, and board-related expenses.

Acquisition expenses, in the amount of approximately $2.1 million, were expensed as incurred. Included in these acquisition expenses were fees and expenses reimbursable to the Advisor and Sub-advisor of $1.3 million, as well as $0.7 million in other acquisition expenses owed to third-parties, all related to property acquisitions occurring in the nine months ended September 30, 2014. We incurred $0.1 million in expense related to acquisitions that had not closed as of September 30, 2014.

Depreciation and amortization expense for the nine months ended September 30, 2014 was $1.2 million.

Interest expense was $0.6 million for the nine months ended September 30, 2014.

The net loss attributable to our stockholders was $3.0 million for the nine months ended September 30, 2014.

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

Non-GAAP Measures

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

In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management’s investment models and analyses differentiate costs to acquire the investment from the operations derived from the investment. Prior to 2009, acquisition costs for both of these types of investments were capitalized under GAAP; however, beginning in 2009, acquisition costs related to business combinations are expensed. We have funded, and intend to continue to fund, both of these acquisition-related costs from the offering proceeds and borrowings and generally not from operations. However, if offering proceeds and borrowings are not available to fund these acquisition-related costs, operational cash flows may be used to fund future acquisition-related costs. We believe by excluding expensed acquisition costs, FFO adjusted for acquisition expenses and MFFO provide useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include those paid to the Advisor, the Sub-advisor or third parties.

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

The additional items that may be excluded from FFO to determine MFFO are cash flow adjustments made to net income (loss) in calculating the cash flows provided by operating activities. Each of these items is considered an important overall operational factor that affects our long-term operational profitability. These items and any other mark-to-market or fair value adjustments may be based on many factors, including current operational or individual property issues or general market or overall industry conditions. While we are responsible for managing interest rate, hedge and foreign exchange risk, we intend to retain an outside consultant to review any hedging agreements that we may enter into in the future. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are not reflective of ongoing operations.

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

FFO, FFO ADJUSTED FOR ACQUISITION EXPENSES, AND MFFO
FOR THE PERIOD ENDED SEPTEMBER 30, 2014
(Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
Calculation of FFO
Net loss	$(1,921)	$(3,029)
Add:
Depreciation and amortization of real estate assets	930	1,186
FFO	$(991)	$(1,843)
Calculation of FFO Adjusted for Acquisition Expenses
Funds from operations	$(991)	$(1,843)
Add:
Acquisition expenses	1,494	2,080
FFO adjusted for acquisition expenses	$503	$237
Calculation of MFFO
FFO adjusted for acquisition expenses	$503	$237
Less:
Net amortization of above- and below-market leases	(42)	(8)
Straight-line rental income	(46)	(89)
Amortization of market debt adjustment	(3)	(6)
MFFO	$412	$134
Weighted-average common shares outstanding - basic and diluted	13,101	6,826
Net loss per share - basic and diluted	$(0.15)	$(0.44)
FFO per share - basic and diluted	$(0.08)	$(0.27)
FFO adjusted for acquisition expenses per share - basic and diluted	$0.04	$0.03
MFFO per share - basic and diluted	$0.03	$0.02

Liquidity and Capital Resources

General

Our principal demands for funds are for real estate and real estate-related investments and the payment of acquisition expenses, operating expenses, and distributions to stockholders. Generally, we expect cash needed for items other than acquisitions and acquisition expenses to be generated from operations. The sources of our operating cash flows are primarily driven by the rental income received from leased properties. We expect to continue to raise capital through our initial public offering and to utilize such funds and proceeds from secured or unsecured financing to complete future property acquisitions. As of September 30, 2014, we had raised approximately $425.7 million in gross proceeds from our initial public offering, including $3.2 million through the DRIP.

As of September 30, 2014, we had cash and cash equivalents of $243.9 million. During the nine months ended September 30, 2014, we had a net cash increase of $243.8 million.

This cash increase was the result of:

•
$0.1 million provided by operating activities, largely the result of an increase in accrued and other liabilities of $2.0 million. This was substantially offset by a net loss from operations before depreciation and amortization charges. Also included in this total was $2.1 million of real estate acquisition expenses incurred during the period and expensed in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations;

•	$119.4 million used in investing activities, which was primarily the result of property acquisitions occurring in the nine months ended September 30, 2014; and

•
$363.1 million provided by financing activities with $369.7 million from the net proceeds of the issuance of common stock.  Partially offsetting this amount were payments on loan financing costs of $3.2 million, distributions paid to our stockholders of $3.0 million (net of DRIP proceeds), and payments on mortgages and notes payable of $0.4 million,

Short-term Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements through existing cash on hand, net cash provided by property operations, proceeds from our offering, and proceeds from secured and unsecured debt financings. Operating cash flows are expected to increase as additional properties are added to our portfolio. Other than the commissions and dealer manager fees paid to Realty Capital Securities, LLC (the “Dealer Manager”), the organization and offering costs associated with our offering are initially paid by our sponsors.  Our sponsors will be reimbursed for such costs up to 2.0% of the gross capital raised in our offering.

As of September 30, 2014, we have $12.5 million of contractual debt obligations, representing mortgage loans secured by our real estate assets, excluding below-market debt adjustments of $0.3 million, net of accumulated amortization. As these mature, we intend to refinance our debt obligations, if possible, or pay off the balances at maturity using the remaining net proceeds of our primary offering or other proceeds from operations and/or corporate-level debt.

On July 2, 2014, we entered into a revolving loan agreement (the “revolving credit facility”) with KeyBank National Association, an unaffiliated entity, as administrative agent, swing line lender and letter of credit issuer (“KeyBank”), along with certain other lenders, to borrow up to $200 million. Subject to certain conditions, the Revolving Credit Facility provides us with the ability from time to time to increase the size of the Revolving Credit Facility from the initial $200 million up to a total of $700 million. We do not currently have any borrowings outstanding under the terms of this facility.

For the nine months ended September 30, 2014, gross distributions of approximately $6.2 million were paid to stockholders, including $3.2 million of distributions reinvested through the DRIP, for net cash distributions of $3.0 million. On October 1, 2014, gross distributions of approximately $2.1 million were paid, including $1.1 million of distributions reinvested through the DRIP, for net cash distributions of $1.0 million. Distributions were funded by proceeds from our primary offering.

On September 19, 2014, our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing October 1, 2014 through and including November 30, 2014. The authorized distributions equal an amount of $0.00445205 per share of common stock, par value $0.01 per share. A portion of each distribution is expected to constitute a return of capital for tax purposes.

Long-term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for real estate and real estate-related investments and the payment of acquisition expenses, operating expenses, distributions and redemptions to stockholders, interest and principal on indebtedness, and payments on amounts due to our sponsors for organization and offering costs incurred on our behalf.  Generally, we expect to meet cash needs for items other than organization and offering costs as well as acquisitions and acquisition expenses from our cash flow from operations, and we expect to meet cash needs for acquisitions and acquisition expenses from the net proceeds of our initial public offering and from debt financings, including our revolving credit facility. As they mature, we intend to refinance our long-term debt obligations if possible, or pay off the balances at maturity using the remaining net proceeds of our primary offering or proceeds from operations and/or other corporate-level debt. We expect that substantially all net cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are funded; however, we have and may continue to use other sources to fund distributions as necessary, including proceeds from our initial public offering, contributions or advances made to us by the Advisor, Sub-advisor and their respective affiliates, and borrowings under current or future debt agreements.

Our board of directors has adopted corporate governance guidelines that limit our borrowings to 300% of our net assets (as defined in our corporate governance guidelines); however, we may exceed that limit if a majority of our independent directors approves each borrowing in excess of our charter limitation and if we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. In all events, we expect that our secured and unsecured borrowings will be reasonable in relation to the net value of our assets and will be reviewed by our board of directors at least quarterly. As of September 30, 2014, our borrowings were 3.5% of our net assets.

We believe that careful use of debt will help us to achieve our diversification goals because we will have more funds available for investment. However, high levels of debt could cause us to incur higher interest charges and higher debt service payments, which would decrease the amount of cash available for distribution to our investors.

As of September 30, 2014 and December 31, 2013, our leverage ratio (calculated as total debt, less cash and cash equivalents, as a percentage of total real estate investments, including acquired intangible lease assets and liabilities, at cost) could not be calculated, as our cash balances exceeded our debt outstanding.

The table below summarizes our consolidated indebtedness at September 30, 2014 (dollars in thousands).

	Principal Amount at	Weighted- Average Interest Rate	Weighted- Average Years to Maturity
Debt(1)	September 30, 2014
Fixed-rate mortgages payable(2)	$12,516	6.0%	22.0

(1)	The debt maturity table does not include any below-market debt adjustment, of which $0.3 million, net of accumulated amortization, was outstanding as of September 30, 2014.

(2)	Currently all of our fixed-rate debt represents a loan assumed as part of an acquisition. These loans typically have higher interest rates than interest rates associated with new debt.

Contractual Commitments and Contingencies

Our contractual obligations as of September 30, 2014, were as follows (in thousands):

	Payments due by period
	Total	2014	2015	2016	2017	2018	Thereafter
Long-term debt obligations - principal payments	$12,516	$64	$264	$279	$299	$317	$11,293
Long-term debt obligations - interest payments	10,465	188	738	723	703	685	7,428
Total	$22,981	$252	$1,002	$1,002	$1,002	$1,002	$18,721

Our portfolio debt instrument and the revolving credit facility contain certain covenants and restrictions that require us to meet certain financial ratios, including but not limited to: borrowing base loan-to-value ratio, debt service coverage ratio and fixed charge ratio. As of September 30, 2014, we were in compliance with the restrictive covenants of our outstanding debt obligation. We expect to continue to meet the requirements of our debt covenants over the short and long term.

Distributions

Distributions for the nine months ended September 30, 2014 accrued at an average daily rate of $0.00445205 per share of common stock.

Activity related to distributions to our stockholders for the three and nine months ended September 30, 2014 is as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
Gross distributions paid	$4,293	$6,168
Distributions reinvested through DRIP	2,267	3,176
Net cash distributions	2,026	2,992
Net loss attributable to stockholders	1,921	3,029
Net cash provided by operating activities	551	133

There were gross distributions of $2.1 million accrued and payable as of September 30, 2014. To the extent that distributions paid were greater than our cash provided by operating activities for the nine months ended September 30, 2014, we funded such excess distributions with proceeds from our primary offering.

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

Critical Accounting Policies

There have been no changes to our critical accounting policies during the nine months ended September 30, 2014, except that subsequent to the issuance of our Annual Report on Form 10-K, we have continued to adopt additional accounting policies as required by our increasing operational activity. For a summary of our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2013. The additional accounting policies that we have adopted since the issuance of our Annual Report on Form 10-K have been included within Note 2 to the condensed consolidated interim financial statements presented herein.

Impact of Recently Issued Accounting Pronouncements—In April 2014, FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this update raise the threshold for a property disposal to qualify as a discontinued operation and require new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. Unless we elect early adoption, the standard will be effective for us on January 1, 2015. In future periods, the adoption of this pronouncement may result in property disposals not qualifying for discontinued operations presentation, and thus the results of those disposals will remain in income from continuing operations.

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 will eliminate the transaction- and industry-specific revenue recognition guidance currently in place under GAAP and will replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 does not apply to lease contracts accounted for under ASC 840, Leases. ASU 2014-09 will be effective for annual and interim periods beginning after December 15, 2016, and early adoption is prohibited. We are currently assessing the impact the adoption of ASU 2014-09 will have on our financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangements.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2014, we had no variable-rate debt outstanding and therefore are not directly exposed to interest rate changes. We may hedge a portion of any future exposure to interest rate fluctuations through the utilization of interest rate swaps in order to mitigate the risk of this exposure. We do not intend to enter into derivative or interest rate transactions for speculative purposes.  Our hedging decisions will be determined based upon the facts and circumstances existing at the time of the hedge and may differ from our currently anticipated hedging strategy.  Because we may use derivative financial instruments to hedge against interest rate fluctuations, we may be exposed to both credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties.  Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. As of September 30, 2014, we were not party to any interest rate swap agreements.

As the information presented above includes only those exposures that exist as of September 30, 2014, it does not consider those exposures or positions that could arise after that date. Hence, the information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

We do not have any foreign operations, and thus we are not exposed to foreign currency fluctuations.

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2014. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2014.
Internal Control Over Financial Reporting
During the third quarter of 2014, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to an Investment in Us

Recent disclosures made by American Realty Capital Properties Inc. (“ARCP”), an entity previously sponsored by AR Capital LLC (our “AR Capital sponsor”), regarding certain accounting errors have led to the temporary suspension of selling agreements by certain broker-dealers.

ARCP recently announced that its audit committee had concluded that its previously issued financial statements and other financial information contained in certain of their public filings should no longer be relied upon as a result of certain accounting errors that were not corrected after being discovered. These accounting errors resulted in the resignations of ARCP’s former chief financial officer and its former chief accounting officer.  ARCP’s former chief financial officer is one of the non-controlling owners of our AR Capital sponsor, but does not have a role in the management of our business.

As a result of this announcement, a number of broker-dealer firms that had been participating in the distribution of offerings of public, non-listed REITs sponsored directly or indirectly by our AR Capital sponsor have temporarily suspended their participation in the distribution of those offerings, including ours.  These temporary suspensions, as well as any future suspensions, could have a material adverse effect on our ability to raise additional capital.  We cannot predict the length of time these temporary suspensions will continue, and whether the broker-dealer firms will reinstate their participation in the distribution of our offering.  If we are unable to raise substantial funds, we will be limited in the number and type of investments we may make and the value of your investment in us will fluctuate with the performance of the specific properties we acquire.

To date, we have not generated sufficient cash flow from operations to pay distributions, and, therefore, we have paid, and may continue to pay, a portion of our distributions from the net proceeds of our ‘‘best efforts’’ offering, which reduces the amount of cash we ultimately have to invest in assets, negatively impacting the value of our stockholders’ investment and is dilutive to our stockholders.

Our organizational documents permit us to pay distributions from sources other than cash flow from operations. Specifically, some or all of our distributions may be paid from retained cash flow, from borrowings and from cash flow from investing activities, including the net proceeds from the sale of our assets, or from the net proceeds of our ‘‘reasonable best efforts’’ offering. Accordingly, until such time as we are generating cash flow from operations sufficient to cover distributions, during the pendency of our ‘‘reasonable best efforts’’ offering, we have and will likely continue to pay distributions from the net proceeds of the offering. We have not established any limit on the extent to which we may use alternate sources, including borrowings or proceeds of the offering, to pay distributions. We began declaring distributions to stockholders of record during February 2014. A portion of the distributions paid to stockholders to date have been paid from the net proceeds of our ‘‘reasonable best efforts’’ offering, which reduces the proceeds available for other purposes. For the nine months ended September 30, 2014, we paid distributions of $6.2 million, including distributions reinvested through our distribution reinvestment plan, and our GAAP cash flows from operations were $0.1 million. To the extent we pay cash distributions, or a portion thereof, from sources other than cash flow from operations, we will have less capital available to invest in properties and other real estate-related assets, the book value per share may decline, and there will be no assurance that we will be able to sustain distributions at that level. In addition, by using the net proceeds of our ‘‘reasonable best efforts’’ offering to fund distributions, earlier investors may benefit from the investments made with funds raised later in our ‘‘reasonable best efforts’’ offering, while later investors may not benefit from all of the net offering proceeds raised from earlier investors.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and invest in real estate assets.

The Federal Insurance Deposit Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank. Through 2014, the FDIC is insuring up to $250,000 per depositor per insured bank account. At September 30, 2014, we had cash and cash equivalents exceeding these federally insured levels. If the banking institutions in which we have deposited funds ultimately fail, we may lose our deposits over the federally insured levels. The loss of our deposits could reduce the amount of cash we have available to distribute or invest.

Two of our tenants generated a significant portion of our revenue, and a rental payment default by these significant tenants could adversely affect our results of operations.

For the nine months ended September 30, 2014, approximately 17.6% and 13.6%, respectively, of our consolidated base rental revenue was generated from leases with Publix Super Markets and with an affiliate of Ahold USA. As a result of the concentration of revenue generated from these tenants, if Publix Super Markets or Ahold USA were to cease paying rent or fulfilling their other monetary obligations we could have significantly reduced rental revenues or higher expenses until the default was cured or the space was leased to a new tenant or tenants. In addition, there is no assurance that the space could be re-leased on similar or better terms, if at all.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

a)	We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the nine months ended September 30, 2014.

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

c)
As of September 30, 2014, we had issued a total of 17.1 million shares of common stock including 0.1 million shares issued through the DRIP, generating gross cash proceeds of $425.7 million, since our inception.

The following table reflects the offering costs associated with the issuance of common stock for the nine months ended September 30, 2014 (in thousands):

Nine Months Ended September 30, 2014
Selling commissions and dealer manager fees	$40,195
Other offering costs	12,147
Total	$52,342
The Dealer Manager reallowed the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of shares of common stock (in thousands):

Nine Months Ended September 30, 2014
Total commissions incurred from the Dealer Manager	$40,195
Less:
Commissions to participating broker-dealers	(27,573)
Reallowance to participating broker-dealers	(4,600)
Net to the Dealer Manager	$8,022

As of September 30, 2014, we have incurred $52.3 million of cumulative offering costs in connection with the issuance and distribution of common stock. Offering proceeds of $425.7 million exceeded cumulative offering costs by $373.4 million at September 30, 2014.

To the extent that we are able to identify suitable investments, we have used, and expect to continue to use, substantially all of the net proceeds from our ongoing initial public offering to invest primarily in grocery-anchored neighborhood and community shopping centers throughout the United States. We may use the net proceeds from the sale of shares under our distribution reinvestment plan for general corporate purposes, including, but not limited to, the repurchase of shares under our share repurchase program, capital expenditures, tenant improvement costs, and other funding obligations. As of September 30, 2014, we have used the net proceeds from our ongoing primary public offering to purchase $116.3 million in real estate and to pay $2.1 million of acquisition fees and expenses.

d)	We did not repurchase any of our securities during the nine months ended September 30, 2014.

Item 6.          Exhibits

Ex.	Description

10.1
Credit Agreement dated as of July 2, 2014, among Phillips Edison - ARC Grocery Center Operating Partnership II, L.P.; Phillips Edison - ARC Grocery Center REIT II, Inc.; Certain Subsidiaries of the Parent Entity; KeyBank National Association; JPMorgan Chase Bank, Bank of America, N.A.; Wells Fargo Bank, National Association; MUFG Union Bank, N.A.; and certain other lenders thereto

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
101.1
The following information from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statement of Operations and Comprehensive Loss; (iii) Condensed Consolidated Statement of Equity; and (iv) Condensed Consolidated Statement of Cash Flows

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS EDISON – ARC GROCERY CENTER REIT II, INC.

Date: November 10, 2014	By:	/s/ Jeffrey S. Edison
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2014	By:	/s/ Devin I. Murphy
Devin I. Murphy
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer)