Form 10-K
period 2014-12-31
PHILLIPS EDISON GROCERY CENTER REIT II, INC.
filed 2015-03-05
CIK 1581405

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

 (Mark One)
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2014
OR
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 333-190588

PHILLIPS EDISON GROCERY CENTER REIT II, INC.
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
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicated by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K.  ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑
Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☑
Aggregate market value of the voting stock held by non-affiliates: There is no established public market for the registrant’s shares of common stock. The registrant is currently conducting the ongoing initial public offering of its shares of common stock pursuant to its Registration Statement on Form S-11 (File No. 333-190588), in which shares are being sold at $25.00 per share, with discounts available for certain categories of purchasers. The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was $219.3 million, which represents the aggregate purchase price paid for such common stock.
As of February 28, 2015, there were 25.7 million outstanding shares of common stock of the Registrant.
Documents Incorporated by Reference:
Registrant incorporates by reference in Part III (Items 10, 11, 12, 13, and 14) of this Form 10-K portions of its Definitive Proxy Statement for its 2015 Annual Meeting of Stockholders.

PHILLIPS EDISON GROCERY CENTER REIT II, INC.
FORM 10-K

Cautionary Note Regarding Forward-Looking Statements
Certain statements contained in this Form 10-K of Phillips Edison Grocery Center REIT II, Inc. (“we,” the “Company,” “our” or “us”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the U.S. Securities and Exchange Commission (“SEC”). We make no representations or warranties (expressed or implied) about the accuracy of any such forward-looking statements contained in this Annual Report on Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual conditions, our ability to accurately anticipate results expressed in such forward-looking statements, including our ability to generate positive cash flows from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A herein for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, that could cause actual results to differ materially from those presented in our forward-looking statements.

PART I

ITEM 1.      BUSINESS

Overview

Phillips Edison Grocery Center REIT II, Inc., formerly known as Phillips Edison—ARC Grocery Center REIT II, Inc., was formed as a Maryland corporation on June 5, 2013, and has elected to be taxed as a real estate investment trust (“REIT”) commencing with the taxable year ended December 31, 2014. Substantially all of our business is expected to be conducted through Phillips Edison—Grocery Center Operating Partnership II, L.P., formerly known as Phillips Edison—ARC Grocery Center Operating Partnership II, L.P., (the “Operating Partnership”), a Delaware limited partnership formed on June 4, 2013. We are a limited partner of the Operating Partnership, and our wholly owned subsidiary, PE-Grocery Center OP GP II LLC, formerly known as PE-ARC Grocery Center OP GP II LLC, is the sole general partner of the Operating Partnership. Phillips Edison Special Limited Partner II LLC, formerly known PE-ARC Special Limited Partner II LLC, (“special limited partner”), is the special limited partner of the Operating Partnership, and is an entity in which both American Realty Capital PECO II Advisors, LLC and Phillips Edison NTR II LLC retain an interest.

We are offering to the public, pursuant to a registration statement, $2.475 billion in shares of common stock on a “reasonable best efforts” basis in our initial public offering (“our initial public offering”). Our initial public offering consists of a primary offering of $2.0 billion in shares offered to investors at a price of $25.00 per share, with discounts available for certain categories of purchasers, and $475 million in shares offered to stockholders pursuant to a distribution reinvestment plan (the “DRIP”) at a price of $23.75 per share. We have the right to reallocate the shares of common stock offered between the primary offering and the DRIP. On November 25, 2013, the registration statement for our offering was declared effective under the Securities Act, and on January 9, 2014, we broke the minimum offering escrow requirement of $2.0 million. Prior to January 9, 2014, our operations had not yet commenced. As of December 31, 2014, we had issued a total of 22.5 million shares of common stock, including 0.3 million shares issued through the DRIP, generating gross cash proceeds of $560.5 million since our inception. On January 22, 2015, our board of directors made the determination to close the primary portion of our initial public offering upon the earlier of (i) June 30, 2015 or (ii) the sale of $1.6 billion in shares of our common stock.

Our advisor is American Realty Capital PECO II Advisors LLC (the “Advisor”), a limited liability company that was formed in the State of Delaware on July 9, 2013 and that is indirectly wholly owned by AR Capital LLC (formerly American Realty Capital II, LLC) (the “AR Capital sponsor”). Under the terms of the advisory agreement between the Advisor and us, the Advisor is responsible for the management of our day-to-day activities and the implementation of our investment strategy. The Advisor has delegated most of its duties under the advisory agreement, including the management of our day-to-day operations and our portfolio of real estate assets, to Phillips Edison NTR II LLC (the “Sub-advisor”), which is directly or indirectly owned by Phillips Edison Limited Partnership (the “Phillips Edison sponsor”) and Michael Phillips and Jeffrey Edison, the principals of the Phillips Edison sponsor. Notwithstanding such delegation to the Sub-advisor, the Advisor retains ultimate responsibility for the performance of all the matters entrusted to it under the advisory agreement.

We invest primarily in well-occupied grocery-anchored neighborhood and community shopping centers having a mix of creditworthy national and regional retailers selling necessity-based goods and services in strong demographic markets throughout the United States. As of December 31, 2014, we owned fee simple interests in 20 real estate properties acquired from third parties unaffiliated with us, the Advisor, or the Sub-advisor.

Segment Data

Our principal business is the ownership and operation of grocery-anchored shopping centers. Each of our investment properties is considered a separate operating segment, and as each property earns revenue and incurs expenses, individual operating results are reviewed and discrete financial information is available. However, the properties are aggregated into one reportable segment as they have similar economic characteristics, we provide similar services to the tenants at each of our properties, and we evaluate the collective performance of our properties. Accordingly, we did not report any other segment disclosures in 2014.

Tax Status

We elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) beginning with the tax year ending December 31, 2014. Because we qualify for taxation as a REIT, we generally will not be subject to federal income tax on taxable income that is distributed to stockholders. If we fail to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, we will be subject to federal (including any applicable alternative minimum tax) and state income tax on our taxable income at regular corporate rates. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income, property or net worth, respectively, and to federal income and excise taxes on our undistributed income.

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

Environmental Matters

As an owner of real estate, we are subject to various environmental laws of federal, state and local governments. Compliance with federal, state and local environmental laws has not had a material adverse effect on our business, assets, or results of operations, financial condition and ability to pay distributions, and we do not believe that our existing portfolio will require us to incur material expenditures to comply with these laws and regulations.

Access to Company Information

We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the SEC. The public may read and copy any of the reports that are filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549 on official business days during the hours of 10:00 AM to 3:00 PM. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

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

We have a limited operating history and neither the Advisor nor the Sub-advisor has any prior operating history or any prior experience operating a public company, which makes our future performance difficult to predict.

We have a limited operating history and, as of December 31, 2014, we owned 20 real estate properties. Our stockholders should not assume that our performance will be similar to the past performance of other real estate investment programs sponsored by affiliates of the Advisor or affiliates of the Sub-advisor.

The Advisor was formed on July 9, 2013 and has had limited operations as of the date of this report. In addition, the Sub-advisor was formed on June 4, 2013 and has had limited operations as of the date of this report. Therefore, our stockholders should be cautious when drawing conclusions about our future performance, and you should not assume that it will be similar to the prior performance of other Phillips Edison- or AR Capital-sponsored programs. Our limited operating history and the Advisor’s and the Sub-advisor’s limited operating histories significantly increase the risk and uncertainty our stockholders face in making an investment in our shares.

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

Recent disclosures made by American Realty Capital Properties, Inc., or ARCP, an entity previously sponsored by our AR Capital sponsor, regarding certain accounting errors have led to the suspension of selling agreements by certain soliciting dealers.

On October 29, 2014, ARCP announced that its audit committee had concluded that previously issued financial statements and other financial information contained in certain public filings should no longer be relied upon as a result of certain accounting errors that were not corrected after being discovered. At that time ARCP also announced that ARCP’s chief financial officer and its chief accounting officer had left the company. ARCP’s former chief financial officer is one of the non-controlling owners of our AR Capital sponsor, but does not have a role in the management of our business or the business of our advisor.

On December 15, 2014, ARCP announced that its (i) chairman, Mr. Schorsch, (ii) chief executive officer, David Kay, and (iii) president and chief operating officer had each stepped down. On December 18, 2014, the former chief accounting officer of ARCP filed a defamation lawsuit against ARCP and Messrs. Schorsch and Kay, alleging among other things, that Mr. Schorsch directed the former accounting officer to manipulate financial results. Mr. Schorsch denies the allegations and intends to defend against the claims vigorously. Mr. Schorsch is the chief executive officer of our AR Capital sponsor.

Following the October 29, 2014 announcement, a number of broker-dealer firms that had been participating in the distribution of offerings of public, non-listed REITs sponsored directly or indirectly by our AR Capital sponsor suspended their participation in the distribution of those offerings, including ours. Since October 2014, a number of such broker-dealer firms have recommenced their participation in the distribution of these offerings, including ours. However, certain broker-dealers continue to suspend their participation in our offering. These suspensions, as well as any future suspensions, could have a material adverse effect on our ability to raise additional capital. We cannot predict the length of time these suspensions will continue, or whether such soliciting dealers will reinstate their participation in the distribution of our offering. If we are unable to raise substantial funds, we will be limited in the number and type of investments we may make and the value of your investment in us will fluctuate with the performance of the specific properties we acquire.

If our Dealer Manager terminates its dealer manager relationship with us, our ability to successfully complete our offering and implement our investment strategy would be significantly impaired.

Our Dealer Manager has the right to terminate its relationship with us if, among other things, any of the following occur: (1) our voluntary or involuntary bankruptcy; (2) we materially change our business; (3) we become subject to a material action, suit, proceeding or investigation; (4) a material breach of the dealer manager agreement by us (which breach has not been cured within the required timeframe); (5) our willful misconduct or a willful or grossly negligent breach of our obligations under the dealer manager agreement; (6) the issuance of a stop order suspending the effectiveness of the registration statement of which this prospectus forms a part by the SEC and not rescinded within 10 business days of its issuance; or (7) the occurrence of any event materially adverse to us and our prospects or our ability to perform our obligations under the dealer manager agreement. If our Dealer Manager elects to terminate its relationship with us, our ability to complete our offering and implement our investment strategy would be significantly impaired and would increase the likelihood that our stockholders could lose all or a part of their investment.

Distributions paid from sources other than our cash flows from operations may dilute your interests in us, and may adversely affect your overall return.

Until we are generating operating cash flow from properties or other real estate-related investments sufficient to make distributions to our stockholders, we intend to pay all or a substantial portion of our distributions from sources other than our operating cash flows which may include borrowings, including, but not limited to, possible borrowings from our Advisor and Sub-advisor (“Advisor Entities”) or their affiliates, advances from our Advisor Entities, and our Advisor Entities’ deferral, suspension or waiver of its fees and expense reimbursements. Specifically, should we pay distributions from sources other than our operating cash flows, our per share net asset value (“NAV”) will be diluted because we will be allocating less funds to investments in our targeted assets. Thus, if you purchased shares at the initial public offering price of $25.00 per share and we pay distributions from sources other than our operating cash flows, your interest in us could be diluted and your overall return may be diminished. For the year ended December 31, 2014, we paid distributions of $13.7 million, including distributions reinvested through the DRIP, and we had cash flows used in operations under accounting principles generally accepted in the United States (“GAAP”) in the amount of $1.3 million.

We may suffer from delays in locating suitable investments, which could limit our ability to make distributions and lower the overall return on your investment.

We rely upon our sponsors and the real estate professionals affiliated with our sponsors to identify suitable investments. The public and private programs sponsored by our Phillips Edison sponsor rely on our Phillips Edison sponsor for investment opportunities. Similarly, the programs sponsored by our AR Capital sponsor rely on our AR Capital sponsor for investment opportunities. To the extent that our sponsors and the other real estate professionals employed by our Advisor Entities face competing demands upon their time at times when we have capital ready for investment, we may face delays in locating suitable investments. Further, the more money we raise in this offering, the more difficult it will be to invest the net offering proceeds promptly and on attractive terms. Therefore, the large size of this offering and the continuing high demand for the types of properties and other investments we desire to purchase increase the risk of delays in investing our net offering proceeds. Delays we encounter in the selection and acquisition or origination of income-producing assets would likely limit our ability to pay distributions to our stockholders and lower their overall returns. Further, if we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, our stockholders could suffer delays in receiving the cash distributions attributable to those particular properties.

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

We are also subject to competition in seeking to acquire real estate-related investments. The more shares we sell in our offering, the greater our challenge will be to invest all of the net offering proceeds on attractive terms. We can give no assurance that our Sub-advisor, acting on behalf of our Advisor, will be successful in obtaining suitable investments on financially attractive terms or that our objectives will be achieved. If we are unable to find suitable investments promptly, or if the rate of the equity raise outpaces our expectations and/or ability to locate suitable investments, we will hold the proceeds from our offering in an interest-bearing account or invest the proceeds in short-term assets. If we would continue to be unsuccessful in locating suitable investments, we may ultimately decide to liquidate. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions and we may not be able to meet our investment objectives.

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

We expect to allocate at least 90% of our asset base to investments in well-occupied, grocery-anchored neighborhood and community shopping centers leased to a mix of national, regional, and local creditworthy tenants selling necessity-based goods and services in strong demographic markets throughout the United States. We may allocate up to 10% of our asset base to other real estate properties and real estate-related loans and securities such as mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; and the equity securities of other REITs and real estate companies. We do not expect our non-controlling equity investments in other public companies to exceed 5% of the proceeds of our offering, assuming we sell the maximum offering amount. We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, our current targeted investments. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions to our stockholders.

Because we are dependent upon our Advisor, our Sub-advisor and their affiliates to conduct our operations, any adverse changes in the financial health of our Advisor, our Sub-advisor or their affiliates or our relationship with them could hinder our operating performance and the return on our stockholders’ investments.

We are dependent on our Sub-advisor, which is responsible for our day-to-day operations and is primarily responsible for the selection of our investments on behalf of our Advisor, and on our Advisor, which consults with our Sub-advisor with respect to the following major decisions: decisions with respect to the retention of investment banks, marketing methods with respect to our initial public offering, the extension, termination or suspension of our initial public offering, the initiation of a follow-on offering, mergers and other change-of-control transactions, and certain significant press releases. We are also dependent on our Property Manager to manage our portfolio of real estate assets. Neither our Advisor nor our Sub-advisor has a prior operating history. Both our Advisor and Sub-advisor depend upon the fees and other compensation that they receive from us in connection with the purchase, management and sale of assets to conduct its operations. Any adverse changes in the financial condition of our Advisor, our Sub-advisor, our Property Manager or certain of their affiliates or in our relationship with them could hinder its or their ability to successfully manage our operations and our portfolio of investments.

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
•      public offerings of equity by us, which will likely entitle our Advisor Entities to increased acquisition and asset-management compensation;
•      sales of properties and other investments to third parties, which entitle our Advisor Entities and the special limited partner to disposition fees and possible subordinated incentive fees and distributions, respectively;
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

The officers of our Advisor are part of the senior management or are key personnel of several other REITs sponsored by our AR Capital sponsor and their advisors. Some of these AR Capital-sponsored REITs have registration statements that became effective in the past twelve months. Additionally, the officers of our Sub-advisor are part of the senior management or are key personnel of Phillips Edison Grocery Center REIT I, Inc. (“PE-GCR I”), a REIT sponsored by our sponsors, and the external advisor to PE-GCR I. As a result, such REITs will have concurrent and/or overlapping fundraising, acquisition, operational and disposition and liquidation phases as us, which may cause conflicts of interest to arise throughout the life of our company with respect to, among other things, finding investors, locating and acquiring properties, entering into leases and disposing of properties. Additionally, based on our sponsors’ experience, a significantly greater time commitment is required of senior management during the development stage when the REIT is being organized, funds are initially being raised and funds are initially being invested, and less time is required as additional funds are raised and the offering matures. The conflicts of interest each of the officers of our Advisor and Sub-advisor face may delay our fundraising and the investment of our proceeds due to the competing time demands and generally cause our operating results to suffer.

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

We rely on our sponsors and the executive officers and other key real estate professionals at our Advisor and Sub-advisor to identify suitable investment opportunities for us, with our Sub-advisor having primary responsibility for identifying suitable investments for us on the behalf of our Advisor. Several of the other key real estate professionals of our Advisor and Sub-advisor are also the key real estate professionals at our sponsors and their other public and private programs. Many investment opportunities that are suitable for us may also be suitable for other programs sponsored by our sponsor. Generally, our Advisor and Sub-advisor will not pursue any opportunity to acquire any real estate properties or real estate-related loans and securities that are directly competitive with our investment strategies, unless and until the opportunity is first presented to us. An important exception to this general rule is the presentation of investment opportunities to us and PE-GCR I by our Phillips Edison-sponsor, which is generally done on a rotational basis. Thus, the executive officers and real estate professionals of the Advisor and Sub-advisor could direct attractive investment opportunities to other entities or investors. Such events could result in us investing in properties that provide less attractive returns, which may reduce our ability to make distributions.

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

Under our advisory agreement and the limited partnership agreement of our operating partnership, or the partnership agreement, our special limited partner and its affiliates will be entitled to fees, distributions and other amounts that are structured in a manner intended to provide incentives to our Advisor Entities to perform in our best interests and in the best interests of our stockholders. However, because our Advisor Entities do not maintain a significant equity interest in us and are entitled to receive substantial minimum compensation regardless of performance, their interests are not wholly aligned with those of our stockholders. In that regard, our Advisor Entities could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our special limited partner to fees. In addition, our special limited partner and its affiliates’ entitlement to fees and distributions upon the sale of our assets and to participate in sale proceeds could result in our Advisor Entities recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle the Advisor and Sub-advisor and their affiliates to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest. The partnership agreement will require us to pay a performance-based termination distribution to our Advisor Entities if we terminate the advisory agreement and an affiliate of our Advisor Entities does not become our new advisor prior to the listing of our shares for trading on an exchange or, absent such listing, in respect of its participation in net sales proceeds. To avoid paying this fee, our independent directors may decide against terminating the advisory agreement prior to our listing of our shares or disposition of our investments even if, but for the termination distribution, termination of the advisory agreement would be in our best interest. In addition, the requirement to pay the distribution to our special limited partner at termination could cause us to make different investment or disposition decisions than we would otherwise make, in order to satisfy our obligation to pay the distribution to the terminated advisor. Moreover, our Advisor Entities will have the right to terminate the advisory agreement upon a change of control of our company and thereby trigger the payment of the termination distribution, which could have the effect of delaying, deferring or preventing the change of control. In addition, our Advisor Entities will be entitled to an annual subordinated performance fee for any year in which our total return on stockholders’ capital exceeds 6.0% per annum. Our Advisor Entities will be entitled to 15.0% of the amount in excess of such 6.0% per annum, provided that the amount paid to the Advisor Entities does not exceed 10.0% of the aggregate total return for such year. For a more detailed discussion of the fees payable to the Advisor Entities and their affiliates in connection with our ongoing public offering and in connection with the management of our company, see Note 10 to the consolidated financial statements.

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

We rely on our Sub-advisor, acting on behalf of our Advisor, for the day-to-day operation of our business. In addition, our Sub-advisor has the primary responsibility for the selection of our investments on behalf of our Advisor. Our Advisor and Sub-advisor work jointly to make major decisions affecting us, all under the direction of our board of directors. Our Advisor and Sub-advisor rely on our sponsors and their respective affiliates to conduct our business. Messrs. Phillips and Edison are principals of our Phillips Edison sponsor and the affiliates that manage the assets of the other Phillips Edison-sponsored programs. Similarly, our individual AR Capital sponsors are key executives in other AR Capital-sponsored programs. As a result of their interests in other programs sponsored by our sponsors, their obligations to other investors and the fact that they engage in and they will continue to engage in other business activities, these individuals will continue to face conflicts of interest in allocating their time among us and other programs sponsored by our sponsors and other business activities in which they are involved. The officers of our Sub-advisor devote a substantial portion of their time to PE-GCR I which, as of December 31, 2014, had acquired interests in 139 properties since its inception for approximately $2.1 billion. PE-GCR I continues to acquire assets similar to the assets which we intend to acquire, and our officers will have to allocate their time and resources to acquiring assets for PE-GCR I while we are raising capital and seeking to acquire properties. Should our Advisor or Sub-advisor breach its fiduciary duties to us by inappropriately devoting insufficient time or resources to our business, the returns on our investments, and the value of our stockholders’ investments, may decline.

All of our executive officers, some of our directors and the key real estate and other professionals assembled by our Advisor, Sub-advisor and Dealer Manager face conflicts of interest related to their positions or interests in affiliates of our sponsors, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.

All of our executive officers, one of our directors and the key real estate and other professionals assembled by our Advisor, Sub-advisor and Dealer Manager are also executive officers, directors, the spouse of a director, managers, key professionals or holders of direct or indirect controlling interests in our Advisor, the Sub-advisor, our Dealer Manager or other sponsor-affiliated entities. Through our AR Capital sponsor’s affiliates, some of these persons work on behalf of programs sponsored by our AR Capital sponsor that are currently raising capital publicly. Through our Phillips Edison sponsor’s affiliates, some of these persons work on behalf of other public and private programs sponsored by our Phillips Edison sponsor. As a result, they have loyalties to each of these entities, which loyalties could conflict with the fiduciary duties they owe to us and could result in action or inaction detrimental to our business. Conflicts with our business and interests are most likely to arise from (a) allocation of new investments and management time and services between us and the other entities, (b) our purchase of properties from, or sale of properties to, affiliated entities, (c) development of our properties by affiliates, (d) investments with affiliates of our Advisor or Sub-advisor, (e) compensation to our Advisor or Sub-advisor, and (f) our relationship with our Advisor, Sub-advisor, Dealer Manager and Property Manager. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

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

To assist FINRA members and their associated persons that participate in this offering, pursuant to applicable FINRA and NASD conduct rules, we disclose in each annual report distributed to stockholders a per share estimated value of our shares, the method by which it was developed, and the date of the data used to develop the estimated value. For this purpose, the Advisor estimated the value of our common shares as $25.00 per share as of December 31, 2014. The basis for this valuation is the fact that the offering price of our shares of common stock in our initial public offering is $25.00 per share (ignoring purchase price discounts for certain categories of purchasers). The Advisor has indicated that it intends to use the most recent price paid to acquire a share in our initial public offering (ignoring purchase price discounts for certain categories of purchasers) or a follow-on public offering as its estimated per share value of our shares until no later than April 11, 2016, when certain amendments to the FINRA and NASD Conduct Rules take effect. After April 11, 2016, how we report our estimated value per share will change. Initially, we will report the net investment amount of our shares, which will be the purchase price of our shares less selling commissions, dealer manager fees and organization and offering expenses. This estimated per share value will be accompanied by any disclosures required under the FINRA and NASD Conduct Rules. No later than the filing of our second Quarterly Report on Form 10-Q (or our Annual Report on Form 10-K should such filing constitute the second quarterly financial filing) with the SEC, following the earlier to occur of (i) our acquisition of $2.0 billion in total portfolio assets and (ii) November 25, 2015, we will provide an estimated NAV per share. Such NAV per share will be equal to the net asset value of our company as determined by our Sub-advisor, or NAV, divided by the number of shares of our common stock outstanding as of the end of the business day immediately preceding the day on which we make each quarterly financial filing. Once we announce an estimated NAV per share, we will update the estimated NAV per share on a quarterly basis.

Although our initial estimated value represents the most recent price at which most investors are willing to purchase shares in our initial public offering, this reported value is likely to differ from the price that a stockholder would receive in the near term upon a resale of his or her shares or upon a liquidation of the our assets because (i) there is no public trading market for the shares at this time; (ii) the $25.00 primary offering price involves the payment of underwriting compensation and other directed selling efforts, which payments and efforts are likely to produce a higher sale price than could otherwise be obtained; (iii) estimated value does not reflect, and is not derived from, the fair market value of our assets because the amount of proceeds available for investment from our primary public offering is net of selling commissions, dealer manager fees, other organization and offering costs and acquisition fees and expenses; (iv) the estimated value does not take into account how market fluctuations affect the value of our investments, including how disruptions in the financial and real estate markets may affect the values of our investments; and (v) the estimated value does not take into account how developments related to individual assets may have increased or decreased the value of our portfolio.

When determining the estimated NAV per share, the Sub-advisor, or another firm we choose for that purpose, will estimate the value of our shares based upon a number of assumptions that may not be accurate or complete. Accordingly, these estimates may or may not be an accurate reflection of the fair market value of our investments and will not likely represent the amount of net proceeds that would result from an immediate sale of our assets.

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

Our charter permits our board of directors to issue up to 1.01 billion shares of stock. In addition, our board of directors, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our board of directors may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock.

Although we are not currently afforded the protection of the Maryland General Corporation Law relating to deterring or defending hostile takeovers, our board of directors could opt into these provisions of Maryland law in the future, which may discourage others from trying to acquire control of us and may prevent our stockholders from receiving a premium price for their stock in connection with a business combination.

Under Maryland law, “business combinations” between a Maryland corporation and certain interested stockholders or affiliates of interested stockholders are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. Also under Maryland law, control shares of a Maryland corporation acquired in a control share acquisition have no voting rights except to the extent approved by stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Should our board opt into these provisions of Maryland law, it may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. Similarly, provisions of Title 3, Subtitle 8 of the Maryland General Corporation Law could provide similar anti-takeover protection.

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

Our common stockholders do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 1.01 billion shares of capital stock, of which 1 billion shares are classified as common stock and 10 million shares are classified as preferred stock. Our board may elect to (1) sell additional shares in this or future public offerings, (2) issue equity interests in private offerings, (3) issue share-based awards to our independent directors or to our officers or employees or to the officers or employees of our Advisor or Sub-advisor or any of their affiliates, (4) issue shares to our Advisor or Sub-advisor, or their successors or assigns, in payment of an outstanding fee obligation or (5) issue shares of our common stock to sellers of properties or assets we acquire in connection with an exchange of limited partnership interests of the Operating Partnership. To the extent we issue additional equity interests, our stockholders’ percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our real estate investments, our investors may also experience dilution in the book value and fair value of their shares.

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

Our retail tenants will face potentially changing consumer preferences and increasing competition from other forms of retailing, such as discount shopping centers, outlet centers, upscale neighborhood strip centers, internet websites, catalogues and other forms of direct marketing, discount shopping clubs,and telemarketing. Other retail centers within the market area of our properties will compete with our properties for customers, affecting their tenants’ cash flows and thus affecting their ability to pay rent. In addition, some of our tenants’ rent payments may be based on the amount of sales revenue that they generate. If these tenants experience competition, the amount of their rent may decrease, and our cash flow will decrease.

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

We have acquired, and may continue to acquire or finance, properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.

A lock-out provision is a provision that prohibits the prepayment of a loan during a specified period of time. Lock-out provisions may include terms that provide strong financial disincentives for borrowers to prepay their outstanding loan balance and exist in order to protect the yield expectations of lenders. We currently own properties, and may acquire additional properties in the future, that are subject to lock-out provisions. Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties when we may desire to do so. Lock-out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could impair our ability to take other actions during the lock-out period that could be in the best interests of our stockholders and, therefore, may have an adverse impact on the value of our shares relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.

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

Our investments in real estate-related common equity securities will be subject to specific risks relating to the particular issuer of the securities and may be subject to the general risks of investing in subordinated real estate securities, which may result in losses to us.

We may make equity investments in other REITs and other real estate companies. If we make such investments, we will target a public company that owns commercial real estate or real estate-related assets when we believe its stock is trading at a discount to that company’s net asset value. We may eventually seek to acquire or gain a controlling interest in the companies that we target. We do not expect our non-controlling equity investments in other public companies to exceed 5% of the proceeds of our offering, assuming we sell the maximum offering amount, or to represent a substantial portion of our assets at any one time. Our investments in real estate-related common equity securities will involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related common equity securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related investments discussed herein.

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

We have incurred debt and we expect that we will incur additional debt in the future. To the extent that we incur variable rate debt, increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to pay distributions to you. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.

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

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan agreements we enter may contain covenants that limit our ability to further mortgage a property, discontinue insurance coverage or replace our Advisor. In addition, loan documents may limit our ability to replace a property’s property manager or terminate certain operating or lease agreements related to a property. These or other limitations would decrease our operating flexibility and our ability to achieve our operating objectives, which may adversely affect our ability to make distributions to our stockholders.

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

U.S. Federal Income Tax Risks

Failure to qualify as a REIT would reduce our net earnings available for investment or distribution.

Our qualification as a REIT depends upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Internal Revenue Code. If we fail to qualify as a REIT for any taxable year after electing REIT status, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Our stockholders may have current tax liability on distributions they elect to reinvest in our common stock.

If our stockholders participate in the DRIP, they will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless our stockholders are a tax-exempt entity, they may have to use funds from other sources to pay their tax liability on the value of the shares of common stock received.

Failure to qualify as a REIT would subject us to U.S. federal income tax, which would reduce the cash available for distribution to our stockholders.

We operate in a manner that is intended to allow us to qualify as a REIT for U.S. federal income tax purposes. However, the U.S. federal income tax laws governing REITs are extremely complex, and interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. While we intend to operate so that we continue to qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments we may make, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax on our taxable income. We might need to borrow money or sell assets to pay that tax. Our payment of U.S. federal income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT were excused under federal tax laws, we would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.

Even if we qualify as a REIT for U.S. federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to our stockholders.

Even if we qualify as a REIT for U.S. federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property. For example:
•      In order to qualify as a REIT, we must distribute annually at least 90.0% of our REIT taxable income to our stockholders (which is determined without regard to the dividends paid deduction or net capital gain). To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on the undistributed income.
•      We will be subject to a 4.0% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85.0% of our ordinary income, 95.0% of our capital gain net income and 100% of our undistributed income from prior years.
•      If we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we must pay a tax on that income at the highest U.S. federal corporate income tax rate.
•      If we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax unless such sale were made by one of our taxable REIT subsidiaries or the sale met certain “safe harbor” requirements under the Internal Revenue Code.

REIT distribution requirements could adversely affect our ability to execute our business plan.

We generally must distribute annually at least 90.0% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4.0% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code.

From time to time, we may generate taxable income greater than our taxable income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders (for example, where a borrower defers the payment of interest in cash pursuant to a contractual right or otherwise). If we do not have other funds available in these situations, we could be required to borrow funds, sell investments at disadvantageous prices or find another alternative source of funds to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid U.S. federal corporate income tax and the 4.0% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

To maintain our REIT status, we may be forced to forego otherwise attractive opportunities, which may delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.

To qualify as a REIT, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets and the amounts we distribute to our stockholders. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of our stockholders’ investments.

Complying with REIT requirements may force us to liquidate otherwise attractive investments.

To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75.0% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10.0% of the outstanding voting securities of any one issuer or more than 10.0% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5.0% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25.0% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Liquidation of assets may jeopardize our REIT qualification.

To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate, inflation or currency risks will be excluded from gross income for purposes of the REIT 75.0% and 95.0% gross income tests if the instrument hedges (1) interest rate risk on liabilities incurred to carry or acquire real estate or (2) risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75.0% or 95.0% gross income tests, and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75.0% and 95.0% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

Our ownership of and relationship with our taxable REIT subsidiaries will be limited, and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35.0% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 25.0% of the value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A domestic taxable REIT subsidiary will pay U.S. federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the taxable REIT subsidiary rules limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis. We cannot assure our stockholders that we will be able to comply with the 25.0% value limitation on ownership of taxable REIT subsidiary stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non-arm’s length transactions.

Dividends payable by REITs do not qualify for the reduced tax rates.

The maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates is 20.0%. Dividends payable by REITs, however, are generally not eligible for the reduced rates. While the tax treatment does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates, to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

If the Operating Partnership fails to maintain its status as a partnership, its income may be subject to taxation.

We intend to maintain the status of the Operating Partnership as a partnership for U.S. federal income tax purposes. However, if the IRS were to successfully challenge the status of the Operating Partnership as a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the Operating Partnership could make to us. This would also result in our losing REIT status and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the yield on your investment. In addition, if any of the partnerships or limited liability companies through which the Operating Partnership owns its properties, in whole or in part, loses its characterization as a partnership for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the Operating Partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain REIT status.

The tax on prohibited transactions will limit our ability to engage in transaction that would be treated as sales for federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of assets, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales at the REIT level, and may limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us.

There is a prohibited transaction safe harbor available under the Internal Revenue Code when a property has been held for at least two years and certain other requirements are met. It cannot be assured, however, that any property sales would qualify for the safe harbor. It may also be possible to reduce the impact of the prohibited transaction tax by conducting certain activities through taxable REIT subsidiaries. However, to the extent that we engage in such activities through taxable REIT subsidiaries, the income associated with such activities may be subject to full corporate income tax.

The taxation of distributions to our stockholders can be complex; however, distributions that we make to our stockholders generally will be taxable as ordinary income.

Distributions that we make to our taxable stockholders out of current and accumulated earnings and profits (and not designated as capital gain dividends, or, for tax years beginning before January 1, 2013, qualified dividend income) generally are taxable as ordinary income. However, a portion of our distributions may (1) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us, (2) be designated by us, for taxable years beginning before January 1, 2013, as qualified dividend income generally to the extent they are attributable to dividends we receive from our taxable REIT subsidiaries, or (3) constitute a return of capital generally to the extent that they exceed our accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital is not taxable, but has the effect of reducing the basis of a stockholder’s investment in our common stock.

If we were considered to actually or constructively pay a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.

In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. There is no de minimis exception with respect to preferential dividends; therefore, if the IRS were to take the position that we inadvertently paid preferential dividends, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure. While we believe that our operations have been structured in such a manner that we will not be treated as inadvertently paying preferential dividends, we can provide no assurance to this effect.

The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce distributions to our stockholders.

Our charter provides that our board of directors may revoke or otherwise terminate our REIT election without the approval of our stockholders if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we intend to elect and qualify to be taxed as a REIT, we may not elect to be treated as a REIT or may terminate our REIT election if we determine that qualifying as a REIT is no longer in the best interests of our stockholders. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the market price of our common stock.

Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.

If (a) we are a “pension-held REIT,” (b) a tax-exempt stockholder has incurred debt to purchase or hold our common stock, or (c) a holder of common stock is a certain type of tax-exempt stockholder, dividends on, and gains recognized on the sale of, common stock by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Internal Revenue Code.

Distributions to foreign investors may be treated as an ordinary income distribution to the extent that it is made out of current or accumulated earnings and profits.

In general, foreign investors will be subject to regular U.S. federal income tax with respect to their investment in our stock if the income derived therefrom is “effectively connected” with the foreign investor’s conduct of a trade or business in the United States. A distribution to a foreign investor that is not attributable to gain realized by us from the sale or exchange of a “U.S. real property interest” within the meaning of the Foreign Investment in Real Property Tax Act of 1980, as amended (“FIRPTA”), and that we do not designate as a capital gain distribution, will be treated as an ordinary income distribution to the extent that it is made out of current or accumulated earnings and profits. Generally, any ordinary income distribution will be subject to a U.S. federal income tax equal to 30% of the gross amount of the distribution, unless this tax is reduced by the provisions of an applicable treaty.

Foreign investors may be subject to FIRPTA tax upon the sale of their shares of our stock.

A foreign investor disposing of a U.S. real property interest, including shares of stock of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to FIRPTA on the gain recognized on the disposition. Such FIRPTA tax does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50.0% of the REIT’s stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. While we intend to qualify as a “domestically controlled” REIT, we cannot assure you that we will. If we were to fail to so qualify, gain realized by foreign investors on a sale of shares of our stock would be subject to FIRPTA tax unless the shares of our stock were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 5.0% of the value of our outstanding common stock.

Foreign investors may be subject to FIRPTA tax upon the payment of a capital gains dividend.

A capital gains dividend paid to foreign investors, if attributable to gain from sales or exchanges of U.S. real property interests, would not be exempt from FIRPTA and would be subject to FIRPTA tax.

Retirement Plan Risks

If the fiduciary of an employee pension benefit plan subject to ERISA (such as a profit-sharing, Section 401(k) or pension plan) or any other retirement plan or account fails to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, the fiduciary could be subject to penalties and other sanctions.

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
•      the investment in our shares, for which no public market exists, is consistent with the liquidity needs of the plan or IRA;
•      the investment will not produce an unacceptable amount of “unrelated business taxable income” for the plan or IRA;
•      our stockholders will be able to comply with the requirements under ERISA and the Internal Revenue Code to value the assets of the plan or IRA annually; and
•      the investment will not constitute a non-exempt prohibited transaction under Section 406 of ERISA or Section 4975 of the Code.

With respect to the annual valuation requirements described above, we expect to provide an estimated value for our shares annually. From the commencement of this offering until no later than April 11, 2016, we expect to use the gross offering price of a share of common stock in our most recent offering as the per share estimated value.

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

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to equitable remedies, including liability for investment losses. In addition, if an investment in our shares constitutes a non-exempt prohibited transaction under ERISA or the Code, the fiduciary or IRA owner who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested. In the case of a prohibited transaction involving an IRA owner, the IRA may be disqualified, and all of the assets of the IRA may be deemed distributed and subject to tax.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

We have no unresolved staff comments.

ITEM 2.      PROPERTIES

Real Estate Investments

As of December 31, 2014, we owned 20 properties, throughout the continental United States, acquired from third parties unaffiliated with us, the Advisor, or the Sub-advisor. The following table presents information regarding each of our properties as of December 31, 2014 (dollars in thousands). For additional portfolio information, refer to “Real Estate and Accumulated Depreciation (Schedule III)” herein.

Property Name	Location	Anchor Tenant	Date Acquired	Contract Purchase Price(1)	Rentable Square Feet	Average Remaining Lease Term in Years as of December 31, 2014	% of Rentable Square Feet Leased as of December 31, 2014
Bethany Village Shopping Center	Alpharetta, GA	Publix	3/14/2014	$11,151	81,674	5.3	93.3%
Staunton Plaza	Staunton, VA	Martin's(2)	4/30/2014	17,200	80,265	11.3	96.9%
Northpark Village	Lubbock, TX	United Supermarkets(3)	7/25/2014	8,200	70,479	4.0	96.8%
Spring Cypress Village	Houston, TX	Sprouts	7/30/2014	21,400	97,488	7.4	83.7%
Kipling Marketplace	Littleton, CO	Safeway(3)	8/7/2014	12,350	90,124	3.3	93.0%
Lake Washington Crossing	Melbourne, FL	Publix	8/15/2014	13,400	118,698	3.7	86.2%
MetroWest Village	Orlando, FL	Publix	8/20/2014	18,616	106,977	3.1	94.7%
Kings Crossing	Sun City Center, FL	Publix	8/26/2014	14,000	75,020	3.7	97.1%
Commonwealth Square	Folsom, CA	Raley's	10/2/2014	19,370	141,310	4.8	86.0%
Colonial Promenade	Winter Haven, FL	Walmart	10/10/2014	33,277	280,228	10.8	98.1%
Point Loomis Shopping Center	Milwaukee, WI	Pick 'N Save(4)	10/21/2014	10,350	160,533	4.3	100.0%
Hilander Village	Roscoe, IL	Schnucks	10/22/2014	9,252	125,712	4.4	86.6%
Milan Plaza	Milan, MI	Kroger	10/22/2014	2,300	61,357	5.2	84.3%
Laguna 99 Plaza	Elk Grove, CA	Walmart	11/10/2014	19,250	89,188	4.8	77.3%
Southfield Center	St. Louis, MO	Schnucks	11/18/2014	18,873	109,397	4.6	100.0%
Shasta Crossroads	Redding, CA	Food Maxx(5)	11/25/2014	25,775	121,256	5.2	94.0%
Spivey Junction	Stockbridge, GA	Kroger	12/5/2014	11,695	81,475	4.0	91.2%
Quivira Crossings	Overland Park, KS	Price Chopper	12/16/2014	14,500	111,304	7.1	96.5%
Plaza Farmington	Farmington, NM	Safeway	12/22/2014	15,715	140,803	7.4	88.5%
Crossroads of Shakopee	Shakopee, MN	Cub Foods(6)	12/22/2014	25,050	140,949	3.9	94.5%

(1)	The contract purchase price excludes closing costs and acquisition costs.

(2)	Martin's is an affiliate of Ahold USA.

(3)	United Supermarkets and Safeway are affiliates of Albertsons-Safeway. The merger of Safeway and Albertsons was completed on January 30, 2015.

(4)	Pick 'N Save is an affiliate of Roundys.

(5)	Food Maxx is a subsidiary of Save Mart.

(6)	Cub Foods is an affiliate of SUPERVALU INC.

Lease Expirations

The following table lists, on an aggregate basis, all of the scheduled lease expirations after December 31, 2014 over each of the ten years ending December 31, 2015 and thereafter for our 20 shopping centers. The table shows the rentable square feet and annualized effective rent represented by the applicable lease expirations (dollars in thousands):

	Number of		% of Total Portfolio
	Expiring	Annualized	Annualized	Leased Rentable	% of Leased Rentable
Year	Leases	Effective Rent(1)	Effective Rent	Square Feet Expiring	Square Feet Expiring
2015	54	$2,164	9.2%	147,950	7.0%
2016	49	1,883	8.0%	105,049	5.0%
2017	52	2,585	11.0%	237,724	11.2%
2018	54	4,027	17.2%	319,331	15.1%
2019	38	1,780	7.6%	88,767	4.2%
2020	21	2,502	10.7%	276,229	13.1%
2021	10	1,745	7.4%	262,043	12.4%
2022	6	790	3.4%	58,063	2.7%
2023	6	821	3.5%	81,275	3.8%
2024	13	1,010	4.3%	67,929	3.2%
Thereafter	14	4,163	17.7%	468,778	22.3%
	317	$23,470	100.0%	2,113,138	100.0%

(1)	We calculate annualized effective rent as monthly contractual rent as of December 31, 2014 multiplied by 12 months, less any tenant concessions.

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

The following table presents the composition of our portfolio by tenant type as of December 31, 2014 (dollars in thousands):

			Annualized	% of
	Leased	% of Leased	Effective	Annualized
Tenant Type	Square Feet	Square Feet	Rent(1)	Effective Rent
Grocery anchor	1,266,999	60.0%	$9,781	41.7%
National & regional(2)	525,305	24.9%	7,807	33.3%
Local	320,834	15.1%	5,882	25.0%
	2,113,138	100.0%	$23,470	100.0%

(1)	We calculate annualized effective rent as monthly contractual rent as of December 31, 2014 multiplied by 12 months, less any tenant concessions.

(2)	We define national tenants as those tenants that operate in at least three states. Regional tenants are defined as those tenants that have at least three locations.

The following table presents the composition of our portfolio by tenant industry as of December 31, 2014 (dollars in thousands):

			Annualized	% of
	Leased	% of Leased	Effective	Annualized
Tenant Industry	Square Feet	Square Feet	Rent(1)	Effective Rent
Grocery	1,266,999	60.0%	$9,781	41.7%
Services(2)	336,017	15.9%	6,065	25.8%
Retail Stores(2)	321,408	15.2%	3,954	16.9%
Restaurant	188,714	8.9%	3,670	15.6%
	2,113,138	100.0%	$23,470	100.0%

(1)	We calculate annualized effective rent as monthly contractual rent as of December 31, 2014 multiplied by 12 months, less any tenant concessions.

(2)	We define retail stores as those that primarily sell goods, while services tenants primarily sell non-goods services.

The following table presents our grocery-anchor tenants by the amount of square footage leased by each tenant as of December 31, 2014 (dollars in thousands):

Tenant	Number of Locations(1)	Leased Square Feet	% of Leased Square Feet	Annualized Effective Rent(2)	% of Annualized Effective Rent
Walmart	2	261,558	12.4%	$1,885	8.1%
Publix	4	191,444	9.1%	1,481	6.3%
Albertsons-Safeway(3)	3	161,610	7.7%	1,056	4.5%
Schnucks	2	127,292	6.0%	1,028	4.4%
Kroger	2	95,938	4.5%	631	2.7%
Roundys(4)	1	76,129	3.6%	345	1.5%
SUPERVALU INC.(5)	1	71,664	3.4%	669	2.8%
Price Chopper	1	70,294	3.3%	500	2.1%
Ahold USA(6)	1	68,716	3.3%	1,146	4.9%
Raley's	1	60,114	2.8%	240	1.0%
Save Mart(7)	1	54,239	2.6%	407	1.7%
Sprouts	1	28,001	1.3%	392	1.7%
	20	1,266,999	60.0%	$9,781	41.7%

(1)	Number of locations excludes auxiliary leases with grocery anchors such as fuel stations, pharmacies, and liquor stores, of which there were six as of December 31, 2014.

(2)	We calculate annualized effective rent as monthly contractual rent as of December 31, 2014 multiplied by 12 months, less any tenant concessions.

(3)	Safeway and United Supermarkets are affiliates of Albertsons-Safeway. The merger of Safeway and Albertsons was completed on January 30, 2015.

(4)	Pick 'N Save is an affiliate of Roundys.

(5)	Cub Foods is an affiliate of SUPERVALU INC.

(6)	Martin's is an affiliate of Ahold USA.

(7)	Food Maxx is a subsidiary of Save Mart.

ITEM 3.      LEGAL PROCEEDINGS

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

PART II

ITEM 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Pursuant to our offering, we sold and continue to sell shares of our common stock to the public in our primary offering at a price of $25.00 per share. We also sold and continue to sell shares at a price of $23.75 per share pursuant to our distribution reinvestment plan (the “DRIP”) . Additionally, we provide discounts in our offering for certain categories of purchasers, including volume discounts. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.

No later than April 11, 2016, we will report the estimated value of our shares as the purchase price of our shares less selling commissions, dealer manager fees, and organization and offering expenses. No later than the filing of our second Quarterly Report on Form 10-Q (or our Annual Report on Form 10-K should such filing constitute the second quarterly financial filing) with the SEC, following the earlier to occur of (i) our acquisition of $2.0 billion in total portfolio assets and (ii) November 25, 2015, we will provide an estimated NAV per share. Such NAV per share will be equal to the net asset value of our company as determined by our Sub-advisor, or NAV, divided by the number of shares of our common stock outstanding as of the end of the business day immediately preceding the day on which we make each quarterly financial filing. Once we announce an estimated NAV per share, we will update the estimated NAV per share on a quarterly basis. To calculate our quarterly per share NAV, our Sub-advisor will follow the guidelines established in the Investment Program Association Practice Guideline 2013-01 titled “Valuations of Publicly Registered Non-Listed REITs,” issued April 29, 2013.

Until we provide an estimated NAV per share, we intend to use the offering price of shares in our initial public offering as the basis for the estimated value of a share of our common stock. The estimated value of a share of our common stock is $25.00 per share as of December 31, 2014. This estimated value may be higher than the price at which you could resell your shares because (1) our offering involves the payment of underwriting compensation, which payments are likely to produce a higher sales price than could otherwise be obtained, and (2) there is no public market for our shares. Moreover, this estimated value may be higher than the amount you would receive per share if we were to liquidate at this time because of the up-front fees that we pay in connection with the issuance of our shares.

Stockholder Information

As of February 28, 2015, we had approximately 25.7 million shares of common stock outstanding, held by a total of 15,340 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., who serves as our registrar and transfer agent.

Distribution Reinvestment Plan

We have adopted a DRIP pursuant to which our stockholders, and, subject to certain conditions set forth in the DRIP, any stockholder or partner of any other publicly offered limited partnership, real estate investment trust or other real estate program sponsored by our AR Capital sponsor or its affiliates, may elect to purchase shares of our common stock with our distributions or distributions from such other programs. We have the discretion to extend the offering period for the shares being offered under the DRIP beyond the termination of our primary offering until we have sold all the shares allocated to the DRIP. We also may offer shares under the DRIP pursuant to a new registration statement. We reserve the right to reallocate the shares of common stock we are offering between our primary offering and the DRIP. Any shares issued pursuant to the DRIP are subject to registration and renewal in any state in which such shares are offered, and the offering of such shares is not exempt under applicable laws and regulations. Until we provide an estimated NAV per share, we will offer shares under our DRIP at $23.75 per share, which is 95% of the primary offering price. Thereafter, we will offer shares under our DRIP at per share NAV. Participants in the DRIP may purchase fractional shares so that 100% of the dividends may be used to acquire additional shares of our common stock. For the year ended December 31, 2014, 0.3 million shares were issued through the DRIP, resulting in proceeds of approximately $7.2 million. As of December 31, 2013, no shares had been reinvested through the DRIP.

Distribution Information

We pay distributions based on daily record dates, payable monthly in arrears. We had not paid any distributions as of December 31, 2013. During the year ended December 31, 2014, our board of directors authorized distributions based on daily record dates for each day during the period from February 1, 2014 through December 31, 2014. All authorized distributions for each month in 2014 were equal to a daily amount of $0.00445205 per share of common stock, which equates to a 6.5% annualized rate based on a purchase price of $25.00 per share if such distributions were paid each day for a 365 day period. During the year ended December 31, 2014, we paid monthly distributions to stockholders that totaled $13.7 million.

Distributions were paid subsequent to December 31, 2014 to the stockholders of record from December 1, 2014 through February 28, 2015 as follows (in thousands):

Distribution Period	Date Distribution Paid	Gross Amount of Distribution Paid
December 1, 2014 through December 31, 2014	1/2/2015	$3,045
January 1, 2015 through January 31, 2015	2/2/2015	3,210
February 1, 2015 through February 28, 2015	3/2/2015	3,089

All distributions paid to date have been funded by a combination of cash generated through operations, borrowings, and offering proceeds.

Use of Initial Public Offering Proceeds

On November 25, 2013, our registration statement on Form S-11 (File No. 333-190588), covering a public offering of up to 100 million shares of common stock, was declared effective under the Securities Act, and we commenced our initial public offering. We are offering 80 million shares of common stock in our primary offering at an aggregate offering price of up to $2.0 billion, or $25.00 per share with discounts available to certain categories of purchasers. The 20 million shares offered under the DRIP are initially being offered at an aggregate offering price of $475 million, or $23.75 per share. On January 22, 2015, our board of directors made the determination to close the primary portion of our initial public offering upon the earlier of (i) June 30, 2015 or (ii) the sale of $1.6 billion in shares of our common stock. We may sell shares under the DRIP beyond the termination of the primary offering until we have sold all the shares under the plan.

As of December 31, 2014, we had issued 22.5 million shares of common stock, including 0.3 million shares sold through the DRIP, generating gross cash proceeds of $560.5 million and we had repurchased 1,300 shares from stockholders. As of December 31, 2014, we had incurred $36.2 million in selling commissions, all of which was reallowed to participating broker-dealers, $16.6 million in dealer manager fees, $6.4 million of which was reallowed to participating broker-dealers, and $16.4 million of offering costs.

From the commencement of our public offering through December 31, 2014, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $491.3 million. As of December 31, 2014, we have used the net proceeds from our offerings, combined with debt financing, to purchase $321.7 million in real estate and to pay $5.4 million of acquisition and origination fees and expenses.

Unregistered Sales of Equity Securities

During 2014, we did not sell any securities that were not registered under the Securities Act.

Share Repurchase Program

Our share repurchase program may provide a limited opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations, at a price equal to or at a discount from the purchase price paid for the shares being repurchased.

Only those stockholders who purchased their shares from us or received their shares from us (directly or indirectly) through one or more non-cash transactions may be able to participate in the share repurchase program. In other words, once our shares are transferred for value by a stockholder, the transferee and all subsequent holders of the shares are not eligible to participate in the share repurchase program. Subject to certain exceptions, until we provide an estimated NAV per share, a stockholder must have beneficially held the shares for at least one year prior to offering them for sale to us through our share repurchase program. A stockholder or his or her estate, heir or beneficiary may present to us fewer than all of the shares then-owned for repurchase, except that the minimum number of shares presented for repurchase must be at least 25% of the holder’s shares (subject to certain exceptions).

Prior to our calculation of NAV, the price per share that we will pay to repurchase shares of our common stock, in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock, will be as follows:
•      the lower of $23.13 and 92.5% of the price paid to acquire the shares for stockholders who have continuously held their shares for at least one year;
•      the lower of $23.75 and 95.0% of the price paid to acquire the shares for stockholders who have continuously held their shares for at least two years;
•      the lower of $24.38 and 97.5% of the price paid to acquire the shares for stockholders who have continuously held their shares for at least three years; and
•      the lower of $25.00 and 100% of the price paid to acquire the shares for stockholders who have continuously held their shares for at least four years.

We will limit the number of shares repurchased pursuant to our share repurchase program during any calendar year to 5% of the weighted-average number of shares of common stock outstanding during the prior calendar year. Funding for the share repurchase program will be derived from proceeds we maintain from the sale of shares under the DRIP and other operating funds, if any, as our board of directors, in its sole discretion, may reserve for this purpose. We cannot guarantee that the funds set aside for the share repurchase program will be sufficient to accommodate all requests made each year. However, a stockholder may withdraw its request at any time or ask that we honor the request when funds are available. Pending repurchase requests will be honored on a pro rata basis. The limitations described above do not apply to shares repurchased due to a stockholder’s death, “qualifying disability,” or “determination of incompetence.”

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

In some respects, we would treat repurchases sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” differently from other repurchases:
•      there is no one-year holding requirement; and
•      until we provide an estimated NAV per share, the repurchase price is the amount paid to acquire the shares from us.

Repurchases of shares of common stock will be made at least quarterly upon written notice received by us by 4:00 p.m. Eastern time on the last business day prior to a quarterly financial filing. Stockholders may withdraw their repurchase request at any time before 4:00 p.m. Eastern time on the last business day prior to a quarterly financial filing. If the repurchase request is not canceled before the applicable time described above, the stockholder will be contractually bound to the repurchase of the shares and will not be permitted to cancel the request prior to the payment of repurchase proceeds.

The board of directors may, in its sole discretion, amend, suspend, or terminate the share repurchase program at any time. If the board of directors decides to amend, suspend or terminate the share repurchase program, stockholders will be provided with no less than 30 days’ written notice.

No repurchases of shares were made pursuant to our share repurchase program during the year ended December 31, 2014, as there were not sufficient shares of our common stock outstanding during the year ended December 31, 2013 to allow for share repurchases under the terms of our share repurchase program. However, our board of directors authorized the repurchase of a certain number of shares outside of our share repurchase program during the year ended December 31, 2014. The following table presents information regarding the shares repurchased during the year ended December 31, 2014:

2014
Shares repurchased	1,300
Cost of repurchases	$32,500
Average repurchase price	$25.00

There were no shares repurchased during the period from June 5, 2013 (formation) to December 31, 2013.

All of the shares that we repurchased during the quarter ended December 31, 2014 are provided below:

Period	Total Number of Shares Redeemed(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
October 2014	1,300	$25.00	(3)	(4)
November 2014	—	—	—	(4)
December 2014	—	—	—	(4)

(1)	All purchases of our equity securities by us in the three months ended December 31, 2014 were made pursuant to the share repurchase program.

(2)	We announced the commencement of the share repurchase program on November 25, 2013.

(3)
Our board of directors authorized the repurchase of 1,300 shares outside of our share repurchase program during the year ended December 31, 2014, as there were not sufficient shares of our common stock outstanding during the year ended December 31, 2013 to allow for share repurchases under the terms of our share repurchase program.

(4)	We currently limit the dollar value and number of shares that may yet be repurchased under the share repurchase program as described above.

ITEM  6.       SELECTED FINANCIAL DATA

As of and for the periods ended December 31, 2014
(In thousands, except per share amounts)
2014
Balance Sheet Data:
Investment in real estate assets, net	$337,865
Cash and cash equivalents	179,117
Total assets	526,636
Mortgages and loans payable	29,928
Statement of Operations Data:
Total revenues	$8,445
Property operating expenses	(1,651)
Real estate tax expenses	(966)
General and administrative expenses	(1,606)
Acquisition expenses	(5,449)
Interest expense, net	(1,206)
Net loss	(5,833)
Other Operational Data:
Net operating income(1)	5,420
Funds from operations(2)	(2,317)
Modified funds from operations(2)	2,684
Cash Flow Data:
Cash flows used in operating activities	$(1,311)
Cash flows used in investing activities	(296,325)
Cash flows provided by financing activities	476,653
Per Share Data:
Net loss per share—basic and diluted	$(0.57)
Common distributions declared	$1.49
Weighted-average shares outstanding—basic and diluted	10,302
(1) See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures - Net Operating Income” for the definition and information regarding why we present Net Operating Income and for a reconciliation of this non-GAAP financial measure to net loss.
(2) See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures - Funds from Operations, Adjusted Funds from Operations and Modified Funds from Operations” for the definition and information regarding why we present Funds from Operations and Modified Funds from Operations and for a reconciliation of these non-GAAP financial measures to net loss.

As of December 31, 2013, we had not yet commenced significant operations or entered into any arrangements to acquire any specific investments. See the consolidated balance sheet, consolidated statement of operations and comprehensive loss, consolidated statement of equity, and consolidated statement of cash flows included in the accompanying consolidated financial statements for financial data for periods prior to January 1, 2014.

The selected financial data should be read in conjunction with the consolidated financial statements and notes appearing in this annual report.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Selected Financial Data in Item 6 above and our accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.

Overview

Organization

The Company was formed as a Maryland corporation on June 5, 2013, and elected to be taxed as a REIT commencing with the taxable year ended December 31, 2014. We are offering to the public, pursuant to a registration statement, $2.475 billion in shares of common stock on a “reasonable best efforts” basis in our initial public offering. Our initial public offering consists of a primary offering of $2.0 billion in shares offered to investors at a price of $25.00 per share, with discounts available for certain categories of purchasers, and $475 million in shares offered to stockholders pursuant to the DRIP at a price of $23.75 per share. We have the right to reallocate the shares of common stock offered between the primary offering and the DRIP. On November 25, 2013, the registration statement for our offering was declared effective under the Securities Act, and on January 9, 2014, we broke the minimum offering escrow requirement of $2.0 million. Prior to January 9, 2014, our operations had not yet commenced. On January 22, 2015, our board of directors made the determination to close the primary portion of our initial public offering upon the earlier of (i) June 30, 2015 or (ii) the sale of $1.6 billion in shares of our common stock.

We invest primarily in well-occupied grocery-anchored neighborhood and community shopping centers leased to a mix of national, creditworthy retailers selling necessity-based goods and services in strong demographic markets throughout the United States. In addition, we may invest in other retail properties including power and lifestyle shopping centers, multi-tenant shopping centers, free-standing single-tenant retail properties, and other real estate and real estate-related loans and securities depending on real estate market conditions and investment opportunities that we determine are in the best interests of our stockholders. We expect that retail properties primarily would underlie or secure the real estate-related loans and securities in which we may invest.

Equity Raise Activity

As of December 31, 2014, we had issued 22.5 million shares of common stock, including 0.3 million shares issued through the DRIP, generating gross cash proceeds of $560.5 million.

We had not acquired any properties as of December 31, 2013. Below are statistical highlights of our portfolio's activities during the year ended December 31, 2014:

Cumulative Portfolio through
December 31, 2014
Number of properties	20
Number of states	13
Weighted-average capitalization rate(1)	6.8%
Weighted-average capitalization rate with straight-line rent(2)	7.0%
Total acquisition purchase price (in thousands)	$321,724
Total square feet	2,284,237
Leased % of rentable square feet(3)	92.5%
Average remaining lease term in years(3)	5.7

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

(3)	As of December 31, 2014. The average remaining lease term in years excludes future options to extend the term of the lease.

Market Outlook—Real Estate and Real Estate Finance Markets

Management reviews a number of economic forecasts and market commentaries in order to evaluate general economic conditions and to formulate a view of the current environment’s effect on the real estate markets in which we operate.

According to the Bureau of Economic Analysis, as measured by the U.S. real gross domestic product (“GDP”), the U.S. economy’s growth increased 2.4% in 2014 as compared to 2013, according to preliminary estimates. For 2013, real GDP increased 2.2% compared to 2012. According to the Commerce Department, the increase in real GDP in 2014 reflected positive contributions from personal consumption expenditures (“PCE”), nonresidential fixed investment, exports, private inventory investment, state and local government spending, and residential fixed investment that were partly offset by a negative contribution from federal government spending. Imports, which are a subtraction in the calculation of GDP, increased. The acceleration in real GDP growth in 2014 reflected an acceleration in nonresidential fixed investment, a smaller decrease in federal government spending, and accelerations in private inventory investment, in PCE, and in state and local government spending that were partly offset by an acceleration in imports and a deceleration in residential fixed investment.

According to BMO Capital Markets, GDP is expected to grow approximately 3.1% in 2015. The U.S. retail real estate market displayed positive fundamentals in 2014, with vacancy rates continuing to drop and increasing average leasing rates per square foot.

Overall, the improving retail real estate fundamentals along with the improving job creation and personal consumption expenditure data suggests that 2015 should be another year of economic recovery in the U.S. that results in a positive market situation. However, several factors create long-term uncertainty for the sector, including the growth in e-commerce, future interest rate growth, stagnant wages and the general political climate.

Results of Operations

Prior to January 9, 2014, our operations had not yet commenced. As a result, the discussions of the results of operations are only for the year ended December 31, 2014, with no prior period comparisons provided in the accompanying sections.

Summary of Operating Activities for the Year Ended December 31, 2014

Property operating costs were approximately $1.7 million for the year ended December 31, 2014. The significant items comprising this expense were common area maintenance of $1.1 million, management fees paid to an affiliate of the Sub-advisor of $0.3 million, and insurance expense of $0.2 million.

General and administrative expenses were approximately $1.6 million. This amount was comprised largely of audit fees of $0.5 million, directors and officers insurance premiums of $0.4 million, consulting fees of $0.2 million, and board-related expenses of $0.2 million.

Acquisition expenses, in the amount of approximately $5.4 million, were expensed as incurred. Included in these acquisition expenses were fees and expenses reimbursable to the Advisor and Sub-advisor of $3.6 million, as well as $1.6 million in other acquisition expenses owed to third-parties, all related to property acquisitions that occurred during the year ended December 31, 2014. We incurred $0.2 million in expense related to acquisitions that had not closed as of December 31, 2014.

Interest expense was $1.2 million for the year ended December 31, 2014. The interest expense primarily consisted of fixed loan interest of $0.6 million, amortization of deferred financing expense of $0.4 million, and unused loan fees of $0.3 million.

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

Leasing Activity

Below is a summary of leasing activity for the year ended December 31, 2014:

December 31, 2014
New leases:
Number of leases	9
Square footage	22,771
First-year base rental revenue	$436,145
Average rent per square foot	$19.15
Renewals:
Number of leases	6
Square footage	11,126
First-year base rental revenue	$197,850
Average rent per square foot	$17.78
Average rent per square foot prior to renewals	$16.35

The cost of executing the leases and renewals, including leasing commissions, tenant improvement costs, and tenant concessions, was $13.79 per square foot.

Non-GAAP Measures

Net Operating Income

We present Net Operating Income (“NOI”) as a supplemental measure of our performance. We define NOI as total operating revenues less property operating expenses, real estate taxes, and non-cash revenue items. We believe that NOI provides useful information to our investors about our financial and operating performance because it provides a performance measure of the revenues and expenses directly involved in owning and operating real estate assets and provides a perspective not immediately apparent from net income (loss). Other REITs may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to other REITs.

NOI should not be viewed as an alternative measure of our financial performance since it does not reflect the impact of general and administrative expenses, acquisition expenses, interest expense, depreciation and amortization, other income, or the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties that could materially impact our results from operations.

Below is a reconciliation of net loss to NOI for the year ended December 31, 2014 (in thousands):

2014
Net loss	$(5,833)
Adjusted to exclude:
Interest expense, net	1,206
Other income	(116)
General and administrative expenses	1,606
Acquisition expenses	5,449
Depreciation and amortization	3,516
Net amortization of above- and below-market leases	(152)
Straight-line rental income	(256)
NOI	$5,420

Funds from Operations, Adjusted Funds from Operations, and Modified Funds from Operations

Funds from operations (“FFO”) is a non-GAAP performance financial measure that is widely recognized as a measure of REIT operating performance. We use FFO as defined by NAREIT to be net income (loss), computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of real estate property (including deemed sales and settlements of pre-existing relationships), plus depreciation and amortization on real estate assets and impairment charges, and after related adjustments for unconsolidated partnerships, joint ventures and noncontrolling interests. We believe that FFO is helpful to our investors and our management as a measure of operating performance because it excludes real estate-related depreciation and amortization, gains and losses from property dispositions, impairment charges, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which are not immediately apparent from net income. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or are requested or required by lessees for operational purposes in order to maintain the value disclosed. Since real estate values have historically risen or fallen with market conditions, including inflation, changes in interest rates, the business cycle, unemployment and consumer spending, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient. As a result, our management believes that the use of FFO, together with the required GAAP presentations, is helpful for our investors in understanding our performance. In particular, because GAAP impairment charges are not allowed to be reversed if the underlying fair values improve or because the timing of impairment charges may lag the onset of certain operating consequences, we believe FFO provides useful supplemental information related to current consequences, benefits and sustainability related to rental rate, occupancy and other core operating fundamentals. Additionally, we believe it is appropriate to exclude impairment charges from FFO, as these are fair value adjustments that are largely based on market fluctuations and assessments regarding general market conditions which can change over time. Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses. In addition, FFO will be affected by the types of investments in our targeted portfolio which will consist of, but is not limited to, necessity-based neighborhood and community shopping centers, first- and second-priority mortgage loans, mezzanine loans, bridge and other loans, mortgage-backed securities, collateralized debt obligations, and debt securities of real estate companies.

Since the definition of FFO was promulgated by NAREIT, GAAP has expanded to include several new accounting pronouncements, such that management and many investors and analysts have considered the presentation of FFO alone to be insufficient. Accordingly, in addition to FFO, we use both FFO adjusted for acquisition expenses (“AFFO”) and modified funds from operations (“MFFO”), as defined by the Investment Program Association, or IPA. AFFO excludes acquisition fees and expenses from FFO. In addition to excluding acquisition fees and expenses, MFFO also excludes from FFO the following items:

(1)	straight-line rent amounts, both income and expense;

(2)	amortization of above- or below-market intangible lease assets and liabilities;

(3)	amortization of discounts and premiums on debt investments;

(4)	gains or losses from the early extinguishment of debt;

(5)	gains or losses on the extinguishment of derivatives, except where the trading of such instruments is a fundamental attribute of our operations;

(6)	gains or losses related to fair-value adjustments for derivatives not qualifying for hedge accounting;

(7)	gains or losses related to consolidation from, or deconsolidation to, equity accounting;

(8)	gains or losses related to contingent purchase price adjustments; and

(9)	adjustments related to the above items for unconsolidated entities in the application of equity accounting.

We believe that both AFFO and MFFO are helpful in assisting management and investors with the assessment of the sustainability of operating performance in future periods and, in particular, after our offering and acquisition stages are complete, because both AFFO and MFFO exclude acquisition expenses that affect operations only in the period in which the property is acquired. Thus, AFFO and MFFO provide helpful information relevant to evaluating our operating performance in periods in which there is no acquisition activity.

In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management’s investment models and analyses differentiate costs to acquire the investment from the operations derived from the investment. We have funded, and intend to continue to fund, both of these acquisition-related costs from the offering proceeds and borrowings and generally not from operations. However, if offering proceeds and borrowings are not available to fund these acquisition-related costs, operational cash flows may be used to fund future acquisition-related costs. We believe by excluding expensed acquisition costs, AFFO and MFFO provide useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include those paid to the Advisor, the Sub-advisor or third parties.

As explained below, management’s evaluation of our operating performance excludes the additional items considered in the calculation of MFFO based on the following economic considerations. Many of the adjustments in arriving at MFFO are not applicable to us. Nevertheless, we explain below the reasons for each of the adjustments made in arriving at our MFFO definition.

•
Adjustments for straight-line rents and amortization of discounts and premiums on debt investments. GAAP requires rental receipts and discounts and premiums on debt investments to be recognized using various systematic methodologies. This may result in income recognition that could be significantly different than underlying contract terms. By adjusting for these items, MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments and aligns results with management’s analysis of operating performance.  The adjustment to MFFO for straight-line rents, in particular, is made to reflect rent and lease payments from a GAAP accrual basis to a cash basis.

•
Adjustments for amortization of above- or below-market intangible lease assets. Similar to depreciation and amortization of other real estate-related assets that are excluded from FFO, GAAP implicitly assumes that the value of intangibles diminishes ratably over the lease term and should be recognized in revenue. Since real estate values and market lease rates in the aggregate have historically risen or fallen with market conditions, and the intangible value is not adjusted to reflect these changes, management believes that by excluding these charges, MFFO provides useful supplemental information on the performance of the real estate.

•
Gains or losses related to fair-value adjustments for derivatives not qualifying for hedge accounting and gains or losses related to contingent purchase price adjustments. Each of these items relates to a fair value adjustment, which is based on the impact of current market fluctuations and underlying assessments of general market conditions and specific performance of the holding, which may not be directly attributable to current operating performance. As these gains or losses relate to underlying long-term assets and liabilities, management believes MFFO provides useful supplemental information by focusing on the changes in core operating fundamentals rather than changes that may reflect anticipated, but unknown, gains or losses.

•
Adjustment for gains or losses related to early extinguishment of derivatives, debt, and consolidation or deconsolidation activities. Similar to extraordinary items excluded from FFO, these adjustments are not related to continuing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods and to other real estate operators.

By providing AFFO and MFFO, we believe we are presenting useful information that also assists investors and analysts to better assess the sustainability (that is, the capacity to continue to be maintained) of our operating performance after our acquisition stage is completed. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT (“NTR”) industry. However, under GAAP, acquisition costs are characterized as operating expenses in determining operating net income (loss). These expenses are paid in cash by us, and therefore such funds will not be available to distribute to investors. AFFO and MFFO are useful in comparing the sustainability of our operating performance after our offering and acquisition stages are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. However, investors are cautioned that AFFO and MFFO should only be used to assess the sustainability of our operating performance after our offering and acquisition stages are completed, as both measures exclude acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired. All paid and accrued acquisition costs negatively impact our operating performance during the period in which properties are acquired and will have negative effects on returns to investors, the potential for future distributions, and cash flows generated, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase prices of the properties we acquire. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. MFFO that excludes such costs and expenses would only be comparable to that of NTRs that have completed their acquisition activities and have similar operating characteristics as us. The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In the event that we do not have sufficient offering proceeds to fund the payment of acquisition fees and the reimbursement of acquisition expenses, such fees and expenses may need to be paid from other sources, including additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows. Acquisition costs also adversely affect our book value and equity.

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

Each of FFO, AFFO, and MFFO should not be considered as an alternative to net income (loss) or income (loss) from continuing operations under GAAP, or as an indication of our liquidity, nor is any of these measures indicative of funds available to fund our cash needs, including our ability to fund distributions. In particular, as we are currently in the acquisition phase of our life cycle, acquisition-related costs and other adjustments that are increases to AFFO and MFFO are, and may continue to be, a significant use of cash. MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is a stated value and there is no current net asset value determination. Additionally, AFFO , and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate our business plan in the manner currently contemplated. Accordingly, FFO, AFFO, and MFFO should be reviewed in connection with other GAAP measurements. FFO, AFFO, and MFFO should not be viewed as more prominent measures of performance than our net income or cash flows from operations prepared in accordance with GAAP. Our FFO, AFFO, and MFFO as presented may not be comparable to amounts calculated by other REITs.

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate AFFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry, and we may have to adjust our calculation and characterization of FFO, AFFO or MFFO.

The following section presents our calculation of FFO, AFFO, and MFFO and provides additional information related to our operations. As a result of the timing of the commencement of our initial public offering and our active real estate operations, FFO, AFFO, and MFFO are not relevant to a discussion comparing operations for the periods presented. We expect revenues and expenses to increase in future periods as we raise additional offering proceeds and use them to acquire additional investments.

FFO, AFFO, AND MFFO
FOR THE PERIODS ENDED DECEMBER 31, 2014 AND 2013
(Unaudited)
(In thousands, except per share amounts)

	Year Ended	Period Ended	Cumulative Since Inception
	December 31, 2014	December 31, 2013
Calculation of FFO
Net loss	$(5,833)	$(145)	$(5,978)
Add:
Depreciation and amortization of real estate assets	3,516	—	3,516
FFO	$(2,317)	$(145)	$(2,462)
Calculation of AFFO
Funds from operations	$(2,317)	$(145)	$(2,462)
Add:
Acquisition expenses	5,449	—	5,449
AFFO	$3,132	$(145)	$2,987
Calculation of MFFO
AFFO	$3,132	$(145)	$2,987
Less:
Net amortization of above- and below-market leases	(152)	—	(152)
Straight-line rental income	(256)	—	(256)
Amortization of market debt adjustment	(40)	—	(40)
MFFO	$2,684	$(145)	$2,539
Weighted-average common shares outstanding - basic and diluted	10,302	9	6,852
Net loss per share - basic and diluted	$(0.57)	$(16.31)	$(0.87)
FFO per share - basic and diluted	(0.22)	(16.31)	(0.36)
AFFO per share - basic and diluted	0.30	(16.31)	0.44
MFFO per share - basic and diluted	0.26	(16.31)	0.37

Liquidity and Capital Resources

General

Our principal demands for funds are for real estate and real estate-related investments and the payment of acquisition expenses, operating expenses, distributions to stockholders, and principal and interest on our outstanding indebtedness. Generally, we expect cash needed for items other than acquisitions and acquisition expenses to be generated from operations. The sources of our operating cash flows are primarily driven by the rental income received from leased properties. We expect to continue to raise capital through our initial public offering and to utilize such funds and proceeds from secured or unsecured financing to complete future property acquisitions. As of December 31, 2014, we had raised approximately $560.5 million in gross proceeds from our initial public offering, including $7.2 million through the DRIP.

As of December 31, 2014, we had cash and cash equivalents of approximately $179.1 million. During the year ended December 31, 2014, we had a net cash increase of approximately $179.0 million.

This net cash increase was the result of:

•
$476.7 million provided by financing activities with $553.1 million of proceeds from the issuance of common stock.  Partially offsetting this amount were payments of offering costs of $66.0 million, distributions paid to our stockholders of $6.5 million, payments of deferred financing expenses of $3.5 million, payments on mortgages and notes payable of $0.5 million; and

•      $1.3 million used in operating activities, largely the result of a net loss from operations before depreciation and amortization charges. Included in net loss from operations was $5.4 million of real estate acquisition expenses incurred during the period and expensed in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations; and

•
$296.3 million used in investing activities, which was primarily the result of 20 property acquisitions occurring during the year ended December 31, 2014, along with capital expenditures of $0.6 million and an increase in restricted cash and investments of $0.2 million.

Short-term Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements through existing cash on hand, net cash provided by property operations, proceeds from our offering, and proceeds from secured and unsecured debt financings, including borrowings on our revolving credit facility. Operating cash flows are expected to increase as additional properties are added to our portfolio. Other than the commissions and dealer manager fees paid to Realty Capital Securities, LLC (the “Dealer Manager”), the organization and offering costs associated with our offering are initially paid by our Advisor and Sub-advisor.  Our Advisor and Sub-advisor will be reimbursed for such costs up to 2.0% of the gross capital raised in our offering.

As of December 31, 2014, we had $28.3 million of contractual debt obligations, representing mortgage loans secured by our real estate assets, excluding below-market debt adjustments of $1.6 million, net of accumulated amortization. As these mature, we intend to refinance our debt obligations, if possible, or pay off the balances at maturity using the remaining net proceeds of our primary offering or other proceeds from operations and/or corporate-level debt. As of December 31, 2014, we had access to a $200 million revolving credit facility, which may be expanded to $700 million, from which we may draw funds to pay certain long-term debt obligations as they mature. There were no outstanding borrowings under this facility as of December 31, 2014, nor did we have any borrowing capacity under the facility, as we had not yet designated any of our properties as being included in the calculation of the borrowing base as defined by the terms of the credit facility.

For the year ended December 31, 2014, gross distributions of approximately $13.7 million were paid to stockholders, including $7.2 million of distributions reinvested through the DRIP, for net cash distributions of $6.5 million. On January 2, 2015, gross distributions of approximately $3.0 million were paid, including $1.6 million of distributions reinvested through the DRIP, for net cash distributions of $1.4 million. These distributions were funded by proceeds from our primary offering.

On November 4, 2014, our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing January 1, 2015 through and including January 31, 2015. Distributions for the month of January were paid on February 2, 2015. On January 22, 2015, our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing February 1, 2015 through and including February 28, 2015. The authorized distributions equal an amount of $0.00445205 per share of common stock. A portion of each distribution is expected to constitute a return of capital for tax purposes.

Long-term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for real estate and real estate-related investments and the payment of acquisition expenses, operating expenses, distributions and redemptions to stockholders, interest and principal on indebtedness, and payments on amounts due to our sponsors for organization and offering costs incurred on our behalf.  Generally, we expect to meet cash needs for items other than organization and offering costs as well as acquisitions and acquisition expenses from our cash flows from operations, and we expect to meet cash needs for acquisitions and acquisition expenses from the net proceeds of our initial public offering and from debt financings, including our revolving credit facility. As they mature, we intend to refinance our long-term debt obligations if possible, or pay off the balances at maturity using the remaining net proceeds of our primary offering or proceeds from operations and/or other corporate-level debt. We expect that substantially all net cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are funded; however, we have and may continue to use other sources to fund distributions as necessary, including proceeds from our initial public offering and borrowings under current or future debt agreements.

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

Careful use of debt will help us to achieve our diversification goals because we will have more funds available for investment. However, high levels of debt could cause us to incur higher interest charges and higher debt service payments, which would decrease the amount of cash available for distribution to our investors. As of December 31, 2014, our borrowings were 6.4% of our net assets.

As of December 31, 2014 our leverage ratio (calculated as total debt, less cash and cash equivalents, as a percentage of total real estate investments, including acquired intangible lease assets and liabilities, at cost) could not be calculated, as our cash balances exceeded our debt outstanding.

The table below summarizes our consolidated indebtedness at December 31, 2014 (dollars in thousands).

	Principal Amount at	Weighted- Average Interest Rate	Weighted- Average Years to Maturity
Debt(1)	December 31, 2014
Fixed-rate mortgages payable(2)	$28,320	5.8%	12.9

(1)	The debt maturity table does not include any below-market debt adjustment, of which $1.6 million, net of accumulated amortization, was outstanding as of December 31, 2014.

(2)	Currently all of our fixed-rate debt represents loans assumed as part of acquisitions. These loans typically have higher interest rates than interest rates associated with new debt.

Contractual Commitments and Contingencies

Our contractual obligations as of December 31, 2014, were as follows (in thousands):

	Payments due by period
	Total	2015	2016	2017	2018	2019	Thereafter
Long-term debt obligations - principal payments	$28,320	$589	$619	$660	$8,769	$547	$17,136
Long-term debt obligations - interest payments	14,032	1,611	1,581	1,541	1,368	932	6,999
Total	$42,352	$2,200	$2,200	$2,201	$10,137	$1,479	$24,135

Our portfolio debt instruments and the revolving credit facility contain certain covenants and restrictions. The following is a list of restrictive covenants specific to the revolving credit facility that were deemed significant:

•	limits the ratio of debt to total asset value, as defined to 70%;

•	limits the ratio of secured debt to total asset value, as defined, to 40%, or 45% for four consecutive periods following a material acquisition;

•	requires the fixed charge ratio, as defined, to be 1.4 or greater; and

•	requires maintenance of certain minimum tangible net worth balances.
As of December 31, 2014, we were in compliance with all restrictive covenants of our outstanding debt obligations. We expect to continue to meet the requirements of our debt covenants over the short- and long-term.

Distributions

Distributions for the year ended December 31, 2014 accrued at an average daily rate of $0.00445205 per share of common stock beginning February 1, 2014.

Activity related to distributions to our stockholders for the year ended December 31, 2014 and for the period from June 5, 2013 (formation) to December 31, 2013, and since inception, is as follows (in thousands):

	Year Ended	Period Ended
	December 31, 2014	December 31, 2013
Gross distributions paid	$13,697	$—
Distributions reinvested through DRIP	7,162	—
Net cash distributions	$6,535	$—
Net loss attributable to stockholders	(5,833)	(145)
Net cash used in operating activities	(1,311)	(396)
FFO (1)	(2,317)	(145)

1) See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures - Funds from Operations, Adjusted Funds from Operations and Modified Funds from Operations” for the definition and information regarding why we present Funds from Operations for a reconciliation of this non-GAAP financial measure to net loss.

There were gross distributions of $3.0 million accrued and payable as of December 31, 2014. We funded 4% of our distributions with cash flows provided by operations during the third quarter of 2014. The remaining 96% of our distributions was funded with proceeds from our primary offering.

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

Critical Accounting Policies and Estimates

Below is a discussion of our critical accounting policies and estimates. Our accounting policies have been established to conform with GAAP. We consider these policies critical because they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

Real Estate Assets

Depreciation and Amortization—Investments in real estate are carried at cost and depreciated using the straight-line method over the estimated useful lives. Third-party acquisition costs are expensed as incurred. Repair and maintenance costs are charged to expense as incurred, and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. We consider the period of future benefit of an asset to determine its appropriate useful life. We anticipate the estimated useful lives of our assets by class to be generally as follows:

Buildings	30 years
Building improvements	30 years
Land improvements	15 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related lease
Furniture, fixtures and equipment	5 – 7 years
Intangible lease assets	Remaining term of related lease

Real Estate Acquisition Accounting—In accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, we record real estate, consisting of land, buildings and improvements, at fair value. We allocate the cost of an acquisition to the acquired tangible assets, identifiable intangibles and assumed liabilities based on their estimated acquisition-date fair values. In addition, ASC 805 requires that acquisition costs be expensed as incurred and restructuring costs generally be expensed in periods subsequent to the acquisition date.

We assess the acquisition-date fair values of all tangible assets, identifiable intangibles and assumed liabilities using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis and replacement cost), and that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it was vacant.

We record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We amortize any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining non-cancelable terms of the respective lease.  We also include fixed rate renewal options in our calculation of the fair value of below-market leases and the periods over which such leases are amortized.  If a tenant has a unilateral option to renew a below-market lease, we include such an option in the calculation of the fair value of such lease and the period over which the lease is amortized if we determine that the tenant has a financial incentive and wherewithal to exercise such option.

Intangible assets also include the value of in-place leases, which represents the estimated value of the net cash flows of the in-place leases to be realized, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up.  Acquired in-place lease value is amortized to depreciation and amortization expense over the average remaining non-cancelable terms of the respective in-place leases.

We estimate the value of tenant origination and absorption costs by considering the estimated carrying costs during hypothetical expected lease-up periods, considering current market conditions. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods.

Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require us to estimate market lease rates, property operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate estimates would result in an incorrect valuation of our acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of our net income.

We calculate the fair value of assumed long-term debt by discounting the remaining contractual cash flows on each instrument at the current market rate for those borrowings, which we approximate based on the rate at which we would expect to incur a replacement instrument on the date of acquisition, and recognize any fair value adjustments related to long-term debt as effective yield adjustments over the remaining term of the instrument.

Impairment of Real Estate and Related Intangible Assets—We monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets may be impaired. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may be greater than fair value, we will assess the recoverability, considering recent operating results, expected net operating cash flow, and plans for future operations. If, based on this analysis of undiscounted cash flows, we do not believe that we will be able to recover the carrying value of the real estate and related intangible assets, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets as defined by ASC 360, Property, Plant, and Equipment. Particular examples of events and changes in circumstances that could indicate potential impairments are significant decreases in occupancy, rental income, operating income and market values.

Fair Value

Fair value is intended to be a market-based measurement, as opposed to a transaction-specific measurement. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, various techniques and assumptions can be used to estimate the fair value. Our assessment of the significance of a particular input to the fair value measurement requires judgment and considers factors specific to the asset or liability.  Assets and liabilities are measured using inputs from three levels of the fair value hierarchy, as follows:

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

Revenue Recognition

We recognize minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the terms of the related leases, and we include amounts expected to be received in later years in deferred rents receivable. Our policy for percentage rental income is to defer recognition of contingent rental income until the specified target (i.e., breakpoint) that triggers the contingent rental income is achieved.

We record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred. We make certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. We do not expect the actual results to differ from the estimated reimbursement.

We make estimates of the collectability of our tenant receivables related to base rents, expense reimbursements and other revenue or income. We specifically analyze accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, we will make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. These estimates have a direct impact on our net income because a higher bad debt reserve results in less net income.

We record lease termination income if there is a signed termination letter agreement, all of the conditions of the agreement have been met, collectability is reasonably assured and the tenant is no longer occupying the property. Upon early lease termination, we provide for losses related to unrecovered intangibles and other assets.

We will recognize gains on sales of real estate pursuant to the provisions of ASC 605-976, Accounting for Sales of Real Estate (“ASC 605-976”). The specific timing of a sale will be measured against various criteria in ASC 605-976 related to the terms of the transaction and any continuing involvement associated with the property. If the criteria for profit recognition under the full-accrual method are not met, we will defer gain recognition and account for the continued operations of the property by applying the percentage-of-completion, reduced profit, deposit, installment or cost recovery methods, as appropriate, until the appropriate criteria are met.

Class B Units

Under the terms of the Agreement of Limited Partnership of the Operating Partnership, as amended, we issue to the Advisor and Sub-advisor units of the Operating Partnership designated as “Class B units” in connection with the asset management services provided by the Advisor and Sub-advisor.

The Class B units will vest, and will no longer be subject to forfeiture, at such time as all of the following events occur: (x) the value of the Operating Partnership’s assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6% cumulative, pre-tax, non-compounded, annual return thereon (the “economic hurdle” or the “market condition”); (y) any one of the following occurs: (1) the termination of the advisory agreement by an affirmative vote of a majority of our independent directors without cause, provided that we do not engage the Sub-advisor or an affiliate of the advisor or Sub-advisor as our new external advisor following such termination; (2) a listing event; or (3) another liquidity event; and (z) the Advisor is still providing advisory services to us (the “service condition”). Such Class B units will be forfeited immediately if: (a) the advisory agreement is terminated for cause; or (b) the advisory agreement is terminated by an affirmative vote of a majority of our independent directors without cause before the economic hurdle has been met.

We have concluded that the Advisor and Sub-advisor’s performance under the advisory agreement and the sub-advisory agreement is not complete until they have served as the Advisor and Sub-advisor through the date of a Liquidity Event because, prior to such date, the Class B units are subject to forfeiture by the Advisor and Sub-advisor. A Liquidity Event is defined as being the first to occur of the following: (i) a listing, (ii) a termination without cause (as discussed above), or (iii) another Liquidity Event. Additionally, the Advisor and Sub-advisor have no disincentive for nonperformance other than the forfeiture of Class B units, which is not a sufficiently large disincentive for nonperformance and, accordingly, no performance commitment exists. As a result, we have concluded the measurement date occurs when a Liquidity Event has occurred and at such time the Advisor and Sub-advisor have continued providing advisory services, and that the Class B units are not considered issued until such a Liquidity Event.

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

Impact of Recently Issued Accounting Pronouncements—The following table provides a brief description of recent accounting pronouncements that could have a material effect on our financial statements:

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.
The amendments in this update raise the threshold for a property disposal to qualify as a discontinued operation and require new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.
January 1, 2015
The adoption of this pronouncement may result in property disposals not qualifying for discontinued operations presentation, and thus the results of those disposals will remain in income from continuing operations.

Subsequent Events—Certain events, such as the declaration of distributions and the acquisition of additional properties occurred subsequent to December 31, 2014 through the filing of this annual report. Refer to Note 13 to our consolidated financial statements in this annual report for further explanation.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2014, we had no variable-rate debt outstanding and therefore are not directly exposed to interest rate changes. We may hedge a portion of any future exposure to interest rate fluctuations through the utilization of interest rate swaps in order to mitigate the risk of this exposure. We do not intend to enter into derivative or interest rate transactions for speculative purposes.  Our hedging decisions will be determined based upon the facts and circumstances existing at the time of the hedge and may differ from our currently anticipated hedging strategy.  Because we may use derivative financial instruments to hedge against interest rate fluctuations, we may be exposed to both credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties.  Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. As of December 31, 2014, we were not party to any interest rate swap agreements.

As the information presented above includes only those exposures that exist as of December 31, 2014, it does not consider those exposures or positions that could arise after that date. Hence, the information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

We do not have any foreign operations, and thus we are not exposed to foreign currency fluctuations.

ITEM  8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements at page F-1 of this report.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2014. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2014.
Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15-15(f) under the Exchange Act.

Our management has assessed the effectiveness of our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) at December 31, 2014. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) met those criteria, and therefore our management has concluded that we maintained effective internal control over financial reporting (as defined in rule 13a-15(f) under the exchange act) as of December 31, 2014.

Internal Control Changes

During the quarter ended December 31, 2014, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION

For the quarter ended December 31, 2014, all items required to be disclosed under Form 8-K were reported under Form 8-K.

On March 4, 2015, our board of directors appointed Jennifer L. Robison to serve as our Chief Accounting Officer.

Ms. Robison has served as the Senior Vice President and Chief Accounting Officer of Phillips Edison & Company since July 2014. She previously served as Vice President, Financial Reporting at Ventas, Inc., an S&P 500 company and one of the 10 largest equity REITs in the country, from February 2005 to July 2014. Prior to her time at Ventas, Ms. Robison served as an audit manager at Mountjoy Chilton Medley LLP from September 2003 to February 2005. Ms. Robison began her career at Ernst & Young LLP, serving most recently as assurance manager, and was an employee there from February 1996 to September 2003. She received a bachelor of arts in accounting from Bellarmine University, where she graduated magna cum laude. Ms. Robison is a Certified Public Accountant and a member of the AICPA, Kentucky Society of CPAs, NAREIT and the SEC Professional Group.

PART III

ITEM  10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our Principal Executive Officer and Principal Financial Officer. Our Code of Ethics may be found at www.grocerycenterREIT2.com.

The other information required by this Item is incorporated by reference from our 2015 Proxy Statement.

ITEM 11.      EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our 2015 Proxy Statement.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from our 2015 Proxy Statement.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our 2015 Proxy Statement.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from our 2015 Proxy Statement.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)         Financial Statement Schedules

See the Index to Financial Statements at page F-1 of this report.

(b)         Exhibits

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K (and are numbered in accordance with Item 601 of Regulation S-K).

Ex.	Description
3.1	Articles of Amendment and Restated (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11/A filed November 8, 2013)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)
3.3	Articles of Amendment*
4.1
Agreement of Limited Partnership of Phillips Edison - ARC Grocery Center Operating Partnership II, L.P., dated November 25, 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

4.2	Amended and Restated Agreement of Limited Partnership of Phillips Edison Grocery Center Operating Partnership II, L.P., dated January 22, 2015*
4.3
Distribution Reinvestment Plan (incorporated by reference to Appendix B to the prospectus contained in Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed April 16, 2014)

10.1
Exclusive Dealer Manager Agreement among the Company, American Realty Capital PECO II Advisors, LLC and Realty Capital Securities, LLC, dated November 25, 2013 (incorporated by reference to Exhibit 1.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

10.2
Amended and Restated Subscription Escrow Agreement among the Company, UMB Bank, N.A. and Realty Capital Securities, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

10.3
Advisory Agreement by and among the Company, Phillips Edison - ARC Grocery Center Operating Partnership II, L.P. and American Realty Capital PECO II Advisors, LLC, dated November 25, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

10.4	Advisory Agreement by and among the Company, Phillips Edison - ARC Grocery Center Operating Partnership II, L.P. and American Realty Capital PECO II Advisors, LLC, effective November 25, 2014*
10.5	Advisory Agreement by and among the Company, Phillips Edison Grocery Center Operating Partnership II, L.P. and American Realty Capital PECO II Advisors, LLC, dated January 9, 2015*
10.6	Advisory Agreement by and among the Company, Phillips Edison Grocery Center Operating Partnership II, L.P. and American Realty Capital PECO II Advisors, LLC, dated January 22, 2015*
10.7
Master Property Management, Leasing and Construction Management Agreement by and among the Company, Phillips Edison - ARC Grocery Center Operating Partnership II, L.P. and Phillips Edison & Company Ltd., dated November 25, 2013 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

10.8
Amended and Restated Master Property Management, Leasing and Construction Management Agreement by and among the Company, Phillips Edison - ARC Grocery Center Operating Partnership II, L.P. and Phillips Edison & Company Ltd., dated June 1, 2014 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014)

10.9
Sub-advisory Agreement between American Realty Capital PECO II Advisors, LLC and Phillips Edison NTR II LLC, dated November 25, 2013 (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

10.10	Amended and Restated Sub-advisory Agreement between American Realty Capital PECO II Advisors, LLC and Phillips Edison NTR II LLC, dated January 22, 2015*
10.11	2013 Independent Director Stock Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

10.12	2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)
10.13
Investment Opportunity Allocation Agreement by and among the Company, Phillips Edison - ARC Shopping Center REIT Inc, Phillips Edison NTR LLC, and Phillips Edison NTR II LLC, dated November 25, 2013 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

10.14
Shopping Centers Purchase Agreement by and between Staunton Plaza, LLC, Waynesboro Plaza, LLC and Phillips Edison Group, LLC, dated December 18, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014)

10.15
First Amendment to Shopping Centers Purchase Agreement by and between Staunton Plaza, LLC, Waynesboro Plaza, LLC and Phillips Edison Group, LLC, dated January 22, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014)

10.16
Assignment and Assumption of Rights under Shopping Center Purchase Agreement by Phillips Edison Group, LLC in favor of Staunton Plaza LLC, dated January 27, 2014 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

10.17
Purchase and Sale Agreement by and among MEPT Dean Taylor Crossing LLC, MEPT Bethany Village LLC, MEPT Tree Summit Village LLC, MEPT Towne Centre Wesley Chapel LLC, MEPT ChampionsGate LLC, MEPT Goolsby Point LLC and The Phillips Edison Group LLC (incorporated by reference to Exhibit 10.9 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed April 16, 2014)

10.18
Promissory Note by Staunton Plaza, LLC in favor of Wells Fargo Bank, National Association, dated September 22, 2006 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014)

10.19
Assumption Agreement ("Assumption Agreement") is made this 30th of April, 2014, by Mortgage Electronic Registration Systems, Inc., as nominee for U.S. Bank National Association, as Trustee, successor-in-interest to Bank of America, N.A., as Trustee, successor by merger to LaSalle Bank National Association, as Trustee for Bear Stearns Commercial Mortgage Securities, Inc., Commercial Mortgage Pass-Through Certificates, Series 2006-PWR14, Staunton Plaza, LLC, Roland Guyot and Stephen B. Swartz, Staunton Station LLC, and Phillips Edison - ARC Grocery Center Operating Partnership II, L.P., and the Company, dated April 30, 2014 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014)

10.20
Credit Agreement among Phillips Edison - ARC Grocery Center Operating Partnership II, L.P.; the Company; certain subsidiaries of the Company; KeyBank National Association; JPMorgan Chase Bank, Bank of America, N.A.; Wells Fargo Bank, National Association; MUFG Union Bank, N.A.; and certain other lenders thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014)

21.1	Subsidiaries of the Company*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*
101.1
The following information from the Company’s annual report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Equity; and (iv) Consolidated Statements of Cash Flows*

* Filed herewith

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements	Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2014 and 2013	F-3

Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2014 and the period from June 5, 2013 (formation) to December 31, 2013	F-4

Consolidated Statements of Equity for the year ended December 31, 2014 and the period from June 5, 2013 (formation) to December 31, 2013	F-5

Consolidated Statements of Cash Flows for the year ended December 31, 2014 and the period from June 5, 2013 (formation) to December 31, 2013	F-6

Notes to Consolidated Financial Statements	F-7

Real Estate Assets and Accumulated Depreciation (Schedule III) *	F-25

*
All schedules other than the one listed in the index have been omitted as the required information is either not applicable or the information is already presented in the consolidated financial statements or the related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Phillips Edison Grocery Center REIT II, Inc.
Cincinnati, Ohio

We have audited the accompanying consolidated balance sheets of Phillips Edison Grocery Center REIT II, Inc., formerly known as Phillips Edison - ARC Grocery Center REIT II, Inc., and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, equity, and cash flows for the year ended December 31, 2014 and the period from June 5, 2013 (formation) to December 31, 2013. Our audit for the year ended December 31, 2014, also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Phillips Edison Grocery Center REIT II, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the year ended December 31, 2014 and the period from June 5, 2013 (formation) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
March 5, 2015

PHILLIPS EDISON GROCERY CENTER REIT II, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2014 AND 2013
(In thousands, except per share amounts)

	2014	2013
ASSETS
Investment in real estate:
Land and improvements	$103,612	$—
Building and improvements	204,860	—
Acquired intangible lease assets	33,082	—
Total investment in real estate assets	341,554	—
Accumulated depreciation and amortization	(3,689)	—
Total investment in real estate assets, net	337,865	—
Cash and cash equivalents	179,117	100
Restricted cash	236	—
Deferred financing expense, net of accumulated amortization of $379 and $0, respectively	3,073	—
Other assets, net	6,345	2,248
Total assets	$526,636	$2,348
LIABILITIES AND EQUITY
Liabilities:
Mortgages and loans payable	$29,928	$—
Notes payable	—	296
Acquired below market lease intangibles, less accumulated amortization of $330 and $0, respectively	16,919	—
Accounts payable – affiliates	3,386	1,988
Accounts payable and other liabilities	7,902	9
Total liabilities	58,135	2,293
Commitments and contingencies (Note 9)	—	—
Equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized, zero shares issued and outstanding at
December 31, 2014 and 2013	—	—
Common stock, $0.01 par value per share, 1,000,000 shares authorized, 22,548 and 9 shares issued and
outstanding at December 31, 2014 and 2013, respectively	225	—
Additional paid-in capital	490,996	200
Accumulated deficit	(22,720)	(145)
Total equity	468,501	55
Total liabilities and equity	$526,636	$2,348

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEAR ENDED DECEMBER 31, 2014 AND FOR THE PERIOD FROM JUNE 5, 2013 (FORMATION) TO DECEMBER 31, 2013
(In thousands, except per share amounts)

	2014	2013
Revenues:
Rental income	$6,434	$—
Tenant recovery income	1,973	—
Other property income	38	—
Total revenues	8,445	—
Expenses:
Property operating	1,651	—
Real estate taxes	966	—
General and administrative	1,606	145
Acquisition expenses	5,449	—
Depreciation and amortization	3,516	—
Total expenses	13,188	145
Other income (expense):
Interest expense, net	(1,206)	—
Other income	116	—
Net loss	$(5,833)	$(145)
Per share information - basic and diluted:
Loss per share - basic and diluted	$(0.57)	$(16.31)
Weighted-average common shares outstanding - basic and diluted	10,302	9

Comprehensive loss:
Net loss	$(5,833)	$(145)
Other comprehensive income	—	—
Comprehensive loss	$(5,833)	$(145)

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2014 AND FOR THE PERIOD FROM JUNE 5, 2013 (FORMATION) TO DECEMBER 31, 2013
(In thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at June 5, 2013 (formation)	—	$—	$—	$—	$—
Issuance of common stock	9	—	200	—	200
Net loss	—	—	—	(145)	(145)
Balance at December 31, 2013	9	$—	$200	$(145)	$55
Issuance of common stock	22,238	222	552,909	—	553,131
Share repurchases	(1)	—	(115)	—	(115)
Distribution Reinvestment Plan (“DRIP”)	302	3	7,159	—	7,162
Common distributions declared, $1.49 per share	—	—	—	(16,742)	(16,742)
Offering costs	—	—	(69,157)	—	(69,157)
Net loss	—	—	—	(5,833)	(5,833)
Balance at December 31, 2014	22,548	$225	$490,996	$(22,720)	$468,501

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2014 AND FOR THE PERIOD FROM JUNE 5, 2013 (FORMATION) TO DECEMBER 31, 2013
(In thousands)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,833)	$(145)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,475	—
Net amortization of above- and below-market leases	(152)	—
Amortization of deferred financing expense	379	—
Straight-line rental income	(256)	—
Changes in operating assets and liabilities:
Other assets	(3,235)	(390)
Accounts payable and other liabilities	4,258	9
Accounts payable – affiliates	53	130
Net cash used in operating activities	(1,311)	(396)
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate acquisitions	(295,451)	—
Capital expenditures	(638)	—
Change in restricted cash	(236)	—
Net cash used in investing activities	(296,325)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	553,131	200
Payment of offering costs	(65,954)	—
Distributions paid, net of DRIP	(6,535)	—
Repurchases of common stock	(33)	—
Payments on mortgages and loans payable	(208)	—
Proceeds from notes payable	—	296
Payments on notes payable	(296)	—
Payments of deferred financing expenses	(3,452)	—
Net cash provided by financing activities	476,653	496
NET INCREASE IN CASH AND CASH EQUIVALENTS	179,017	100
CASH AND CASH EQUIVALENTS:
Beginning of period	100	—
End of period	$179,117	$100
SUPPLEMENTAL CASHFLOW DISCLOSURE, INCLUDING NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$524	$—
Fair value of assumed debt	30,177	—
Accrued capital expenditures	508	—
Change in offering costs payable to sponsor(s)	1,345	1,858
Reclassification of deferred offering costs to additional paid-in capital	1,858	—
Change in distributions payable	3,045	—
Change in accrued share repurchase obligation	82	—
Distributions reinvested	7,162	—

See notes to consolidated financial statements.

Phillips Edison Grocery Center REIT II, Inc.
Notes to Consolidated Financial Statements

1. ORGANIZATION

Phillips Edison Grocery Center REIT II, Inc., formerly known as Phillips Edison—ARC Grocery Center REIT II, Inc., (“we”, the “Company”, “our”, or “us”) was formed as a Maryland corporation on June 5, 2013. Substantially all of our business is conducted through Phillips Edison—Grocery Center Operating Partnership II, L.P., formerly known as Phillips Edison—ARC Grocery Center Operating Partnership II, L.P., (the “Operating Partnership”), a Delaware limited partnership formed on June 4, 2013. We are a limited partner of the Operating Partnership, and our wholly owned subsidiary, PE-Grocery Center OP GP II LLC, formerly known as PE-ARC Grocery Center OP GP II LLC, is the sole general partner of the Operating Partnership. As we accept subscriptions for shares in our continuous public offering, we will transfer all of the net proceeds of the offering to the Operating Partnership as a capital contribution in exchange for units of limited partnership interest; however, we are deemed to have made capital contributions in the amount of the gross offering proceeds received from investors.

We are offering to the public, pursuant to a registration statement filed on Form S-11 with the Securities and Exchange Commission and deemed effective on November 25, 2013, $2.475 billion in shares of common stock on a “reasonable best efforts” basis in our initial public offering (“our initial public offering”). Our initial public offering consists of a primary offering of $2.0 billion in shares offered to investors at a price of $25.00 per share, with discounts available for certain categories of purchasers, and $0.475 billion in shares offered to stockholders pursuant to a distribution reinvestment plan (the “DRIP”) at a price of $23.75 per share. We have the right to reallocate the shares of common stock offered between the primary offering and the DRIP. On January 22, 2015, our board of directors made the determination to close the primary portion of our initial public offering upon the earlier of (i) June 30, 2015 or (ii) the sale of $1.6 billion in shares of our common stock.

Our advisor is American Realty Capital PECO II Advisors, LLC (the “Advisor”), a newly organized limited liability company that was formed in the State of Delaware on July 9, 2013 and is under common control with AR Capital LLC (the “AR Capital sponsor”). We have entered into an advisory agreement with the Advisor which makes the Advisor responsible for the management of our day-to-day activities and the implementation of our investment strategy. The Advisor has delegated certain duties under the advisory agreement, including the management of our day-to-day operations and our portfolio of real estate assets, to Phillips Edison NTR II LLC (the “Sub-advisor”), which is directly or indirectly owned by Phillips Edison Limited Partnership (the “Phillips Edison sponsor”), and Michael Phillips and Jeffrey Edison, principals of our Phillips Edison sponsor. Notwithstanding such delegation to the Sub-advisor, the Advisor retains ultimate responsibility for the performance of all the matters entrusted to it under the advisory agreement.

We invest primarily in well-occupied grocery-anchored neighborhood and community shopping centers having a mix of creditworthy national and regional retailers selling necessity-based goods and services in strong demographic markets throughout the United States. In addition, we may invest in other retail properties including power and lifestyle shopping centers, multi-tenant shopping centers, free-standing single-tenant retail properties, and other real estate and real estate-related loans and securities depending on real estate market conditions and investment opportunities that we determine are in the best interests of our stockholders. We expect that retail properties primarily would underlie or secure the real estate-related loans and securities in which we may invest.

As of December 31, 2014, we owned fee simple interests in 20 real estate properties, acquired from third parties unaffiliated with us, the Advisor, or the Sub-advisor.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation—The accompanying consolidated financial statements include our accounts and the accounts of the Operating Partnership and its wholly-owned subsidiaries (over which we exercise financial and operating control). The financial statements of the Operating Partnership are prepared using accounting policies consistent with our accounting policies. All intercompany balances and transactions are eliminated upon consolidation.

Use of Estimates—The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. For example, significant estimates and assumptions have been made with respect to the useful lives of assets; recoverable amounts of receivables; initial valuations of tangible and intangible assets and liabilities and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions and other fair value measurement assessments required for the preparation of consolidated financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents—We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value and may consist of investments in money market accounts and money market funds. The cash and cash equivalent balances at one or more of our financial institutions exceeds the Federal Depository Insurance Corporation (FDIC) insurance coverage.

Restricted Cash—Restricted cash primarily consists of escrowed tenant improvement funds, real estate taxes, capital improvement funds, insurance premiums, and other amounts required to be escrowed pursuant to loan agreements.

Organizational and Offering Costs—The Advisor and Sub-advisor have paid offering expenses on our behalf. Pursuant to the terms of our advisory agreement with the Advisor, we will reimburse the Advisor and the Sub-advisor on a monthly basis for these costs and future offering costs it, they or any of their respective affiliates may incur on our behalf but only to the extent that the reimbursement would not exceed 2.0% of gross offering proceeds raised in all primary offerings measured at the completion of such primary offering or cause the selling commissions, the dealer manager fee and the other organization and offering expenses borne by us to exceed 15.0% of gross offering proceeds as of the date of the reimbursement. Organization and offering expenses include all expenses (other than selling commissions and the dealer manager fee) incurred by or on behalf of us in connection with or in preparing for the registration of and subsequently offering and distributing our shares of common stock to the public, which may include, but are not limited to, expenses for printing, engraving and mailing; compensation of employees while engaged in sales activity; charges of transfer agents, registrars, trustees, escrow holders, depositaries and experts; third-party due diligence fees as set forth in detailed and itemized invoices; and expenses of qualification of the sale of the securities under federal and state laws, including taxes and fees, accountants’ and attorneys’ fees. Pursuant to the terms of the sub-advisory agreement between the Advisor and Sub-advisor, this organization and offering expense limitation of 2.0% is apportioned as follows: 1.5% to our Sub-advisor; and 0.5% to our Advisor. Organizational costs are expensed as incurred by us, the Advisor, Sub-advisor or their respective affiliates on behalf of us. Offering costs are recorded as additional paid-in capital in the consolidated statements of equity.

Investment in Property and Lease Intangibles—Real estate assets we have acquired are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method. The estimated useful lives for computing depreciation are generally 5-7 years for furniture, fixtures and equipment, 15 years for land improvements and 30 years for buildings and building improvements. Tenant improvements are amortized over the shorter of the respective lease term or the expected useful life of the asset. Major replacements that extend the useful lives of the assets are capitalized, and maintenance and repair costs are expensed as incurred.

Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset. We recorded no impairments for the year ended December 31, 2014 and for the period from June 5, 2013 (formation) to December 31, 2013.

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

The fair values of buildings and improvements are determined on an as-if-vacant basis.  The estimated fair value of acquired in-place leases is the cost we would have incurred to lease the properties to the occupancy level of the properties at the date of acquisition. Such estimates include leasing commissions, legal costs and other direct costs that would be incurred to lease the properties to such occupancy levels. Additionally, we evaluate the time period over which such occupancy levels would be achieved. Such evaluation includes an estimate of the net market-based rental revenues and net operating costs (primarily consisting of real estate taxes, insurance and utilities) that would be incurred during the lease-up period. Acquired in-place leases as of the date of acquisition are amortized over the weighted-average remaining lease terms.

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

Deferred Financing Expenses—Deferred financing expenses are capitalized and amortized on a straight-line basis over the term of the related financing arrangement, which approximates the effective interest method. Deferred financing expenses incurred during the year ended December 31, 2014 were approximately $3.5 million. Amortization of deferred financing expenses for the year ended December 31, 2014 was approximately $0.4 million and was recorded in interest expense in the consolidated statements of operations and comprehensive loss.

Fair Value Measurement—ASC 820, Fair Value Measurement (“ASC 820”) defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. ASC 820 emphasizes that fair value is intended to be a market-based measurement, as opposed to a transaction-specific measurement. Fair value is defined by ASC 820 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, various techniques and assumptions can be used to estimate the fair value. Assets and liabilities are measured using inputs from three levels of the fair value hierarchy, as follows:
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

We recognize rental income on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of other assets, net. Due to the impact of the straight-line basis, rental income generally will be greater than the cash collected in the early years and will be less than the cash collected in the later years of a lease. Our policy for percentage rental income is to defer recognition of contingent rental income until the specified target (i.e. breakpoint) that triggers the contingent rental income is achieved.

Reimbursements from tenants for recoverable real estate tax and operating expenses are accrued as revenue in the period in which the applicable expenses are incurred. We make certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. We do not expect the actual results to materially differ from the estimated reimbursements.

We periodically review the collectability of outstanding receivables. Allowances will be taken for those balances that we deem to be uncollectible, including any amounts relating to straight-line rent receivables and/or receivables for recoverable expenses. As of December 31, 2014 the bad debt reserve was $4,000. There was no bad debt reserve as of December 31, 2013, as we had not commenced operations.

We record lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met, collectability is reasonably assured and the tenant is no longer occupying the property. Upon early lease termination, we provide for losses related to unrecovered tenant-specific intangibles and other assets.

Income Taxes—We have elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). Our qualification and taxation as a REIT depends on our ability, on a continuing basis, to meet certain organizational and operational qualification requirements imposed upon REITs by the Code. If we fail to qualify as a REIT for any reason in a taxable year, we will be subject to tax on our taxable income at regular corporate rates. We would not be able to deduct distributions paid to stockholders in any year in which we fail to qualify as a REIT. We will also be disqualified for the four taxable years following the year during which qualification was lost unless we are entitled to relief under specific statutory provisions. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income, property or net worth, respectively, and to federal income and excise taxes on our undistributed income. Additionally, GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. We believe it is more likely than not that our tax positions will be sustained in any tax examinations.

The tax composition of our distributions declared for the year ended December 31, 2014 was as follows:

2014
Ordinary Income	14.71%
Return of Capital	85.29%
Total	100.00%

Repurchase of Common Stock—We offer a share repurchase program which may allow certain stockholders to have their shares repurchased subject to approval and certain limitations and restrictions (see Note 3). We account for those financial instruments that represent our mandatory obligation to repurchase shares as liabilities to be reported at settlement value. When shares are presented for repurchase, we will reclassify such obligations from redeemable common stock to a liability based upon their respective settlement values.

Under our share repurchase program, the maximum amount of common stock that we are required to redeem, at the shareholder’s election, during any calendar year is limited, among other things, to 5% of the weighted-average number of shares outstanding during the prior calendar year. The maximum amount is reduced each reporting period by the current year share redemptions to date. We record amounts that are redeemable under the share repurchase program as redeemable common stock outside of permanent equity in our consolidated balance sheets because redemptions are at the option of the holders and are not solely within our control. Changes in the amount of redeemable common stock from period to period are recorded as an adjustment to capital in excess of par value. As of December 31, 2014 and 2013, we did not have any redeemable common stock, as there were no shares that met the requirements for redemption.

Class B Units—Under the terms of the Agreement of Limited Partnership of the Operating Partnership, we will issue to the Advisor and Sub-advisor units of the Operating Partnership designated as “Class B units” in connection with the asset management services provided by the Advisor and Sub-advisor.

The Class B units will vest, and will no longer be subject to forfeiture, at such time as all of the following events occur: (x) the value of the Operating Partnership’s assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6% cumulative, pre-tax, non-compounded, annual return thereon (the “economic hurdle” or the “market condition”); (y) any one of the following occurs: (1) the termination of the advisory agreement by an affirmative vote of a majority of our independent directors without cause, provided that we do not engage the Sub-advisor or an affiliate of the Advisor or Sub-advisor as our new external adviser following such termination; (2) a listing event; or (3) another liquidity event; and (z) the Advisor is still providing advisory services to us (the “service condition”). Such Class B units will be forfeited immediately if: (a) the advisory agreement is terminated for cause; or (b) the advisory agreement is terminated by an affirmative vote of a majority of our independent directors without cause before the economic hurdle has been met, provided that we do not engage the Sub-advisor or an affiliate of the Advisor or Sub-advisor as our new external adviser following such termination.

We have concluded that the Advisor and Sub-advisor’s performance under the advisory agreement and the sub-advisory agreement is not complete until they have served as the Advisor and Sub-advisor through the date of a Liquidity Event because, prior to such date, the Class B units are subject to forfeiture by the Advisor and Sub-advisor. A Liquidity Event is defined as being the first to occur of the following: (i) a listing, (ii) a termination without cause (as discussed above), or (iii) another Liquidity Event. Additionally, the Advisor and Sub-advisor have no disincentive for nonperformance other than the forfeiture of Class B units, which is not a sufficiently large disincentive for nonperformance and, accordingly, no performance commitment exists. As a result, we have concluded the measurement date occurs when a Liquidity Event has occurred and at such time the Advisor and Sub-advisor have continued providing advisory services, and that the Class B units are not considered issued until such a Liquidity Event.

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

Because the Advisor and Sub-advisor can be terminated without cause before a Liquidity Event occurs and at such time the market condition and service condition may not be met, the Class B units may be forfeited.  Additionally, if the market condition and service condition had been met and a Liquidity Event had not occurred, the Advisor and Sub-advisor could not control the Liquidity Event because each of the aforementioned events that represent a Liquidity Event must be approved by our independent directors. As a result, we have concluded that the service condition is not probable.

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

Earnings Per Share—Earnings per share are calculated based on the weighted-average number of common shares outstanding during each period. Diluted income per share considers the effect of any potentially dilutive share equivalents for the year ended December 31, 2014.

There were 17,515 Class B units of the Operating Partnership outstanding and held by the Advisor and the Sub-advisor as of December 31, 2014. The vesting of the Class B units is contingent upon a market condition and service condition. The satisfaction of the market or service condition was not probable as of December 31, 2014, and, therefore, the Class B units are not included in earnings per share.

Segment Reporting—We assess and measure operating results of our properties based on net property operations. We internally evaluate the operating performance of our portfolio of properties and do not differentiate properties by geography, size or type. Each of our investment properties is considered a separate operating segment, and as each property earns revenue and incurs expenses, individual operating results are reviewed and discrete financial information is available. However, the properties are aggregated into one reportable segment as they have similar economic characteristics, we provide similar services to the tenants at each of our properties, and we evaluate the collective performance of our properties. Accordingly, we did not report any other segment disclosures in 2014.

Impact of Recently Issued Accounting Pronouncements—The following table provides a brief description of recent accounting pronouncements that could have a material effect on our financial statements:

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.
The amendments in this update raise the threshold for a property disposal to qualify as a discontinued operation and require new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.
January 1, 2015
The adoption of this pronouncement may result in property disposals not qualifying for discontinued operations presentation, and thus the results of those disposals will remain in income from continuing operations.

Reclassification—Deferred offering costs were reclassified to other assets, net on our consolidated balance sheet as of December 31, 2013 to conform to the current year presentation.

3. EQUITY

General—We have the authority to issue a total of 1 billion shares of common stock with a par value of $0.01 per share and 10 million shares of preferred stock, $0.01 par value per share. As of December 31, 2014, we had issued 22.5 million shares of common stock, generating gross proceeds of $560.5 million. As of December 31, 2014, we had issued no shares of preferred stock. The holders of common stock are entitled to one vote per share on all matters voted on by stockholders, including election of the board of directors. Our charter does not provide for cumulative voting in the election of directors.

Distribution Reinvestment Plan—We have adopted the DRIP that allows stockholders to invest distributions in additional shares of our common stock at a price equal to $23.75 per share. Stockholders who elect to participate in the DRIP, and who are subject to U.S. federal income taxation laws, will incur a tax liability on an amount equal to the fair value on the relevant distribution date of the shares of our common stock purchased with reinvested distributions, even though such stockholders have elected not to receive the distributions used to purchase those shares of common stock in cash. Distributions reinvested through the DRIP for the year ended December 31, 2014 were $7.2 million.

Share Repurchase Program—Our share repurchase program may provide a limited opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations, at a price equal to or at a discount from the stockholders’ original purchase prices paid for the shares being repurchased.

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

No repurchases of shares were made pursuant to our share repurchase program during the year ended December 31, 2014, as there were not sufficient shares of our common stock outstanding during the year ended December 31, 2013 to allow for share repurchases under the terms of our share repurchase program. However, our board of directors authorized the repurchase of a certain number of shares outside of our share repurchase program during the year ended December 31, 2014. The following table presents information regarding the shares repurchased during the year ended December 31, 2014:

2014
Shares repurchased	1,300
Cost of repurchases	$32,500
Average repurchase price	$25.00

There were no shares repurchased during the period from June 5, 2013 (formation) to December 31, 2013.

We record a liability representing our obligation to repurchase shares of common stock submitted for repurchase as of year end but not yet repurchased. Below is a summary of our obligation to repurchase shares of common stock recorded as a component of accounts payable and other liabilities on our consolidated balance sheet as of December 31, 2014:

2014
Shares submitted for repurchase	3,300
Liability recorded	$82,500

4. FAIR VALUE MEASUREMENT

The following describes the methods we use to estimate the fair value of our financial and non-financial assets and liabilities:

Cash and cash equivalents and restricted cash—We consider the carrying values of these financial instruments to approximate fair value because of the short period of time between origination of the instruments and their expected realization. Included in cash and cash equivalents as of December 31, 2014, we had $30.0 million money market fund for which we consider the carrying value to approximate fair value based on Level 1 inputs.

Accounts receivable and accounts payable—We consider the carrying values of these financial instruments to approximate fair value because of the short period of time between origination of the instruments and their expected realization.

Real estate investments—The purchase prices of the investment properties, including related lease intangible assets and liabilities, were allocated at estimated fair value based on Level 3 inputs, such as discount rates, capitalization rates, comparable sales, replacement costs, income and expense growth rates and current market rents and allowances as determined by management.

Mortgages and loans payable —We estimate the fair value of our debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by our lenders using Level 3 inputs.  The discount rate used approximates current lending rates for loans or groups of loans with similar maturities and credit quality, assuming the debt is outstanding through maturity and considering the debt’s collateral (if applicable).  Such discount rate was 4.30% for secured fixed-rate debt as of December 31, 2014. We did not have any mortgage loans as of December 31, 2013. We have utilized market information, as available, or present value techniques to estimate the amounts required to be disclosed.  The fair value and recorded value of our borrowings as of December 31, 2014, were $31.1 million and $29.9 million, respectively.

5. REAL ESTATE ACQUISITIONS

For the year ended December 31, 2014, we acquired 20 grocery-anchored retail centers for a combined purchase price of approximately $323.4 million, including $28.5 million of assumed debt with a fair value of $30.2 million. The following tables present certain additional information regarding our acquisitions. We allocated the purchase price of these acquisitions to the fair value of the assets acquired and liabilities assumed as follows (in thousands):

Acquisition	Land and Improvements	Building and Improvements	Acquired In-Place Leases	Acquired Above-Market Leases	Acquired Below-Market Leases	Total Assets and Lease Liabilities Acquired	Debt Assumed	Net Assets Acquired
Bethany Village Shopping Center	$4,833	$5,474	$844	$—	$—	$11,151	$—	$11,151
Staunton Plaza	4,311	10,035	1,310	1,905	(46)	17,515	12,934	4,581
Northpark Village	1,467	6,212	632	20	(131)	8,200	—	8,200
Spring Cypress Village	8,219	11,731	1,385	65	—	21,400	—	21,400
Kipling Marketplace	3,108	8,547	1,347	136	(788)	12,350	—	12,350
Lake Washington Crossing	3,617	9,121	1,596	—	(934)	13,400	—	13,400
MetroWest Village	4,665	12,528	1,417	42	(36)	18,616	—	18,616
Kings Crossing	4,064	8,918	986	32	—	14,000	—	14,000
Commonwealth Square	6,811	12,962	1,342	244	(1,805)	19,554	7,355	12,199
Colonial Promenade	9,132	21,733	3,294	93	(975)	33,277	—	33,277
Point Loomis Shopping Center	4,380	8,145	1,518	—	(3,694)	10,349	—	10,349
DDR Portfolio(1)	3,147	8,397	1,873	22	(1,886)	11,553	—	11,553
Laguna 99 Plaza	5,264	12,298	1,581	179	(72)	19,250	—	19,250
Southfield Center	5,307	12,781	1,666	64	(944)	18,874	—	18,874
Shasta Crossroads	5,818	19,148	1,917	521	(1,629)	25,775	—	25,775
Spivey Junction	4,359	7,179	1,108	28	(979)	11,695	—	11,695
Quivira Crossings	6,104	9,305	1,817	52	(1,628)	15,650	9,888	5,762
Plaza Farmington	8,564	6,074	1,383	433	(739)	15,715	—	15,715
Crossroads of Shakopee	10,180	13,602	2,088	142	(962)	25,050	—	25,050
Total	$103,350	$204,190	$29,104	$3,978	$(17,248)	$323,374	$30,177	$293,197
 (1) The DDR Portfolio consists of the acquisition of two properties (Hilander Village and Milan Plaza) in a single transaction on October 22, 2014.

The amounts recognized for revenues, acquisition expenses and net income (loss) from the acquisition date to December 31, 2014 related to the operating activities of our acquisitions are as follows (in thousands):

Acquisition	Acquisition Date	Revenues	Acquisition Expenses	Net Income (Loss)
Bethany Village Shopping Center	3/14/2014	$917	$185	$96
Staunton Plaza	4/30/2014	986	361	(461)
Northpark Village	7/25/2014	367	157	(92)
Spring Cypress Village	7/30/2014	866	327	(114)
Kipling Marketplace	8/7/2014	797	188	15
Lake Washington Crossing	8/15/2014	700	247	(83)
MetroWest Village	8/20/2014	656	325	(258)
Kings Crossing	8/26/2014	427	224	(143)
Commonwealth Square	10/2/2014	477	313	(323)
Colonial Promenade	10/10/2014	610	477	(335)
Point Loomis Shopping Center	10/21/2014	334	176	(85)
DDR Portfolio(1)	10/22/2014	350	216	(182)
Laguna 99 Plaza	11/10/2014	246	285	(273)
Southfield Shopping Center	11/18/2014	242	320	(216)
Shasta Crossroads	11/25/2014	246	417	(323)
Spivey Junction	12/5/2014	72	187	(174)
Quivira Crossings	12/16/2014	54	243	(198)
Plaza Farmington	12/22/2014	36	233	(202)
Crossroads of Shakopee	12/22/2014	62	344	(305)
Total		$8,445	$5,225	$(3,656)
 (1) The DDR Portfolio consists of the acquisition of two properties (Hilander Village and Milan Plaza) in a single transaction on October 22, 2014.

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

(in thousands)	For the Year Ended December 31, 2014
Pro forma revenues	$32,780
Pro forma net income	5,367

6. ACQUIRED INTANGIBLE LEASE ASSETS

Acquired intangible lease assets consisted of the following amounts as of December 31, 2014 (in thousands):

2014
Acquired in-place leases	$29,104
Acquired above-market leases	3,978
Total acquired intangible lease assets	33,082
Accumulated amortization	(1,237)
Net acquired intangible lease assets	$31,845

There were no acquired intangible lease assets as of December 31, 2013.

Summarized below is the amortization recorded on the intangible assets for the year ended December 31, 2014 (in thousands):

2014
Acquired in-place leases(1)	$1,059
Acquired above-market leases(1)	178
Total	$1,237
(1) Amortization recorded on acquired in-place leases was included in depreciation and amortization in the consolidated statements of operations. Amortization recorded on acquired above-market leases was an adjustment to rental revenue in the consolidated statements of operations.

There was no amortization on intangible lease assets during the period from June 5, 2013 (formation) to December 31, 2013.

Estimated future amortization of the respective acquired intangible lease assets as of December 31, 2014 for each of the five succeeding calendar years and thereafter is as follows (in thousands):

Year	In-Place Leases	Above-Market Leases
2015	$3,835	$576
2016	3,835	563
2017	3,828	512
2018	3,050	434
2019	2,347	379
2020 and thereafter	11,150	1,336
Total	$28,045	$3,800

The weighted-average amortization periods for acquired in-place lease intangibles and acquired above-market lease intangibles, all of which were acquired in 2014, are 11 years and nine years, respectively.

7. MORTGAGES AND LOANS PAYABLE

As of December 31, 2014, we had approximately $28.3 million of outstanding mortgage notes payable, excluding fair value of debt adjustments. We did not have any outstanding mortgage notes payable as of December 31, 2013. Each mortgage note payable is secured by the respective property on which the debt was placed.

As of December 31, 2014, we had access to a $200 million revolving credit facility, which may be expanded to $700 million, from which we may draw funds to pay certain long-term debt obligations as they mature. The interest rate on the revolving credit facility is variable, based on either the prime rate, one-month LIBOR, or the federal funds rate and is affected by other factors, such as company size and leverage. The credit facility matures on July 2, 2018, with two six-month extension options to extend the maturity to July 2, 2019 that we may exercise upon payment of an extension fee equal to 0.075% of the total commitments under the facility at the time of each extension. There were no outstanding borrowings under this facility as of December 31, 2014, nor did we have any borrowing capacity under the facility, as we had not yet designated any of our properties as being included in the calculation of the borrowing base as defined by the terms of the credit facility.

Of the amounts outstanding on our mortgages and loans payable at December 31, 2014, there are no loans maturing in 2015. As of December 31, 2014, the weighted-average interest rate for the loans was 5.8%.

As of December 31, 2013, we had a note payable of $0.3 million related to financing for our annual directors and officers insurance premiums, pursuant to which we made monthly payments of principal and interest. In April 2014, we used the proceeds from our initial public offering to pay the remaining balance of the note payable.

The table below summarizes our loan assumptions in conjunction with property acquisitions for the year ended December 31, 2014 (dollars in thousands):

2014
Number of properties acquired with loan assumptions	3
Carrying value of assumed debt	$28,528
Fair value of assumed debt	30,177

The assumed debt market adjustment will be amortized over the remaining life of the loans, and this amortization is classified as interest expense. The amortization recorded on the assumed below-market debt adjustment was $40,000 for the year ended December 31, 2014.

The following is a summary of our debt obligations as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014		December 31, 2013
	Outstanding Principal Balance	Maximum Borrowing Capacity	Outstanding Principal Balance	Maximum Borrowing Capacity
Fixed rate mortgages payable(1)	$28,320	$28,320	$—	$—
Fixed rate note payable	—	—	296	296
Assumed below-market debt adjustment	1,608	N/A	—	N/A
Total	$29,928	$28,320	$296	$296

(1) Due to the non-recourse nature of certain mortgages, the assets and liabilities of the following properties are neither available to pay the debts of the consolidated limited liability companies nor constitute obligations of the consolidated limited liability companies: Staunton Plaza, Commonwealth Square, and Quivira Crossings.

Below is a listing of our maturity schedule with the respective principal payment obligations (in thousands) and weighted-average interest rates:

	2015	2016	2017	2018	2019	Thereafter	Total
Maturing debt:(1)
Fixed-rate mortgages payable	$589	$619	$660	$8,769	$547	$17,136	$28,320
Weighted-average interest rate on debt:
Fixed-rate mortgages payable	5.6%	5.6%	5.7%	6.6%	5.3%	5.4%	5.8%

(1)	The debt maturity table does not include any below-market debt adjustments, of which $1.6 million, net of accumulated amortization, was outstanding as of December 31, 2014.

8. ACQUIRED BELOW-MARKET LEASE INTANGIBLES

Summarized below is the amortization recorded on the below-market lease intangible liabilities for the year ended December 31, 2014 (in thousands):

2014
Acquired below-market leases(1)	$330

(1) Amortization recorded on acquired below-market leases was an adjustment to rental revenue in the consolidated statements of operations.

There was no amortization of below-market lease intangible liabilities during the period from June 5, 2013 (formation) to December 31, 2013.

Estimated future amortization income of the intangible lease liabilities as of December 31, 2014 for each of the five succeeding calendar years and thereafter is as follows (in thousands):

Year	Below-Market Leases
2015	$1,415
2016	1,415
2017	1,209
2018	1,081
2019	975
2020 and thereafter	10,824
Total	$16,919

The weighted-average amortization period for below-market lease intangibles, all of which were acquired in 2014, is 17 years.

9. COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, we may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against us.

Environmental Matters

In connection with the ownership and operation of real estate, we may be potentially liable for costs and damages related to environmental matters. We record liabilities as they arise related to environmental obligations. We have not been notified by any governmental authority of any other material non-compliance, liability or other claim, nor are we aware of any other environmental condition that we believe will have a material impact on our consolidated financial statements.

10. RELATED PARTY TRANSACTIONS

Economic Dependency—We are dependent on the Advisor, the Sub-advisor, Phillips Edison & Company Ltd. (the “Property Manager”), the Dealer Manager and their respective affiliates for certain services that are essential to us, including the sale of our shares of common stock, asset acquisition and disposition decisions, asset management, operating and leasing of our properties, and other general and administrative responsibilities. In the event that the Advisor, the Sub-advisor, the Property Manager and/or the Dealer Manager are unable to provide such services, we would be required to find alternative service providers or sources of capital, which could result in higher costs and expenses.

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

Organization and Offering Costs—Under the terms of the advisory agreement, we are to reimburse on a monthly basis the Advisor, the Sub-advisor or their respective affiliates (the “Advisor Entities”) for cumulative organization and offering costs and future organization and offering costs they may incur on our behalf but only to the extent that the reimbursement would not exceed 2.0% of gross proceeds raised in all primary offerings measured at the completion of such primary offering.

Summarized below are the organization and offering costs charged by and the costs reimbursed to the Advisor, the Sub-advisor and their affiliates for the year ended December 31, 2014 and the period from June 5, 2013 (formation) to December 31, 2013, and any related amounts unpaid as of December 31, 2014 and 2013 (in thousands):

	2014	2013
Total Organization and Offering costs charged	$16,381	$1,858
Total Organization and Offering costs reimbursed	13,178	—
Total unpaid Organization and Offering costs	$3,203	$1,858

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

Acquisition Expenses—We reimburse the Sub-advisor for expenses actually incurred related to selecting, evaluating and acquiring assets on our behalf.  During the year ended December 31, 2014, we reimbursed the Sub-advisor for personnel costs related to due diligence services for assets we acquired during the period.

Asset Management Subordinated Participation—Within 60 days after the end of each calendar quarter (subject to the approval of our board of directors), we will pay an asset management subordinated participation by issuing a number of restricted operating partnership units designated as Class B Units to the Advisor and Sub-advisor equal to: (i) 0.25% multiplied by (a) prior to the NAV pricing date, the cost of assets and (b) on and after the date on which we calculate an estimated NAV per share, the lower of the cost of assets and the applicable quarterly NAV divided by (ii) (a) prior to the date on which we calculate an estimated NAV per share, the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the primary offering price minus selling commissions and dealer manager fees) and (b) on and after the date on which we calculate an estimated NAV per share, the per share NAV.

The Advisor and Sub-advisor are entitled to receive distributions on the vested and unvested Class B units they receive in connection with their asset management subordinated participation at the same rate as distributions are paid to common stockholders. Such distributions are in addition to the incentive fees that the Advisor and Sub-advisor and their affiliates may receive from us. During the year ended December 31, 2014, the Operating Partnership issued 17,515 Class B units to the Advisor and the Sub-advisor under the advisory agreement for the asset management services performed by the Advisor and the Sub-advisor during the period from January 1, 2014 to September 30, 2014. These Class B units will not vest until an economic hurdle has been met. The Advisor and Sub-advisor must continue to provide advisory services through the date that such economic hurdle is met. The economic hurdle will be met when the value of the Operating Partnership’s assets plus all distributions made equal or exceed the total amount of capital contributed by investors plus a 6.0% cumulative, pre-tax, non-compounded annual return thereon.

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

General and Administrative Expenses—As of December 31, 2014 and 2013, we owed both the Advisor and the Sub-advisor and their affiliates $11,000 and $130,000, respectively, for general and administrative expenses paid on our behalf. As of December 31, 2014, neither the Advisor nor the Sub-advisor has allocated any portion of their employees’ salaries to general and administrative expenses.

Summarized below are the fees earned by and the expenses reimbursable to the Advisor and the Sub-advisor, except for organization and offering costs and general and administrative expenses, which we disclose above, for the year ended December 31, 2014 and the period from June 5, 2013 (formation) to December 31, 2013, and any related amounts unpaid as of December 31, 2014 and 2013 (in thousands):

	For the Period Ended		Unpaid Amount as of
	December 31,		December 31,
	2014	2013	2014	2013
Acquisition fees	$3,221	$—	$—	$—
Acquisition expenses	403	—	—	—
Class B unit distribution(1)	5	—	3	—
Financing fees	1,714	—	—	—
Disposition fees	—	—	—	—

(1)	Represents the distributions paid to the Advisor and the Sub-advisor as holders of Class B units of the Operating Partnership.

Annual Subordinated Performance Fee—We may pay our Advisor Entities or their respective affiliates an annual subordinated performance fee calculated on the basis of our total return to stockholders, payable annually in arrears, such that for any year in which our total return on stockholders’ capital exceeds 6.0% per annum, our Advisor Entities will be entitled to 15.0% of the amount in excess of such 6.0% per annum, provided that the amount paid to the Advisor Entities does not exceed 10.0% of the aggregate total return for that year. No such amounts have been incurred or payable to date.

Subordinated Participation in Net Sales Proceeds—The Operating Partnership may pay to Phillips Edison Special Limited Partner II LLC (the “Special Limited Partner”) a subordinated participation in the net sales proceeds of the sale of real estate assets equal to 15.0% of remaining net sales proceeds after return of capital contributions to stockholders plus payment to investors of a 6.0% cumulative, pre-tax, non-compounded return on the capital contributed by stockholders. Generally, the Advisor has a 15.0% interest and the Sub-advisor has an 85.0% interest in the Special Limited Partner. No sales of real estate assets have occurred to date.

Subordinated Incentive Listing Distribution—The Operating Partnership may pay to the Special Limited Partner a subordinated incentive listing distribution upon the listing of our common stock on a national securities exchange. Such incentive listing distribution is equal to 15.0% of the amount by which the market value of all of our issued and outstanding common stock plus distributions exceeds the aggregate capital contributed by stockholders plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to stockholders.

Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in the net sales proceeds and the subordinated incentive listing distribution. No subordinated incentive listing distribution has been earned to date.

Subordinated Distribution Upon Termination of the Advisor Agreement—Upon termination or non-renewal of the advisory agreement and provided that we do not engage the Sub-advisor or an affiliate of the Advisor or Sub-advisor as our new external advisor following such termination or non-renewal, the Special Limited Partner shall be entitled to a subordinated termination distribution in the form of a non-interest bearing promissory note equal to 15.0% of the amount by which the sum of our market value plus distributions exceeds the aggregate capital contributed by stockholders plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to stockholders.  In addition, the Special Limited Partner may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs. No such termination has been occurred to date.

Property Manager—All of our real properties are managed and leased by the Property Manager. The Property Manager is wholly owned by our Phillips Edison sponsor and was organized on September 15, 1999. The Property Manager also manages real properties acquired by the Phillips Edison affiliates or other third parties.

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

Summarized below are the fees earned by and the expenses reimbursable to the Property Manager for the year ended December 31, 2014 and the period from June 5, 2013 (formation) to December 31, 2013 and any related amounts unpaid as of December 31, 2014 and 2013 (in thousands):

	For the Period Ended		Unpaid Amount as of
	December 31,		December 31,
	2014	2013	2014	2013
Property management fees	$273	$—	$97	$—
Leasing commissions	245	—	43	—
Construction management fees	26	—	5	—
Other fees and reimbursements	251	—	24	—
Total	$795	$—	$169	$—

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

Starting with the commencement of our public offering, we utilized transfer agent services provided by an affiliate of the Dealer Manager. Fees incurred from the transfer agent represent amounts paid by our Sub-advisor to the affiliate of the Dealer Manager for such services. We reimburse our Sub-advisor for these fees through the payment of organization and offering costs. The following table details total selling commissions, dealer manager fees, and service fees paid to the Dealer Manager and its affiliated transfer agent related to the sale of common stock for the year ended December 31, 2014 and the period from June 5, 2013 (formation) to December 31, 2013, and any related amounts unpaid, which are included as a component of total unpaid organization and offering costs, as of December 31, 2014 and 2013 (in thousands):

	For the Period Ended		Unpaid Amount as of
	December 31,		December 31,
	2014	2013	2014	2013
Total commissions and fees incurred from Dealer Manager	$52,744	$—	$—	$—
Fees incurred from the transfer agent	659	—	220	—

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

Approximate future rentals to be received under non-cancelable operating leases in effect at December 31 of the following years, assuming no new or renegotiated leases or option extensions on lease agreements, are as follows (in thousands):

Year	Amount
2015	$22,936
2016	20,878
2017	18,819
2018	16,026
2019	12,602
2020 and thereafter	48,470
Total	$139,731

No single tenant comprised 10.0% or more of our aggregate annualized effective rent as of December 31, 2014.

12. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the unaudited quarterly financial information for year ended December 31, 2014. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the selected quarterly information. For the period from June 5, 2013 (formation) to December 31, 2013, we did not commence significant operations or enter into any arrangements to acquire any specific investments. See the consolidated balance sheets, consolidated statements of operations and comprehensive loss, consolidated statements of equity, and consolidated statements of cash flows included in the accompanying consolidated financial statements for financial data for the period prior to January 1, 2014.

	2014
	First	Second	Third	Fourth
(in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter
Total revenue	$54	$539	$1,955	$5,897
Net loss	(349)	(759)	(1,921)	(2,804)
Net loss per share - basic and diluted	(0.26)	(0.13)	(0.15)	(0.14)

13. SUBSEQUENT EVENTS

Sale of Shares of Common Stock

From January 1, 2015 through February 28, 2015, we raised gross proceeds of approximately $78.1 million through the issuance of 3.0 million shares of common stock under our offering. We have raised $638.6 million since inception through February 28, 2015, inclusive of shares sold under our DRIP.

Distributions to Stockholders

Distributions equal to a daily amount of $0.00445210 per share of common stock outstanding were paid subsequent to December 31, 2014 to the stockholders of record from December 1, 2014 through February 28, 2015 as follows (in thousands):

Distribution Period	Date Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through the DRIP	Net Cash Distribution
December 1, 2014 through December 31, 2014	1/2/2015	$3,045	$1,588	$1,457
January 1, 2015 through January 31, 2015	2/2/2015	3,210	1,674	1,536
February 1, 2015 through February 28, 2015	3/2/2015	3,089	1,621	1,468

On January 22, 2015, our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing March 1, 2015 through and including March 31, 2015. The authorized distributions equal an amount of $0.00445210 per share of common stock, par value $0.01 per share. We expect to pay these distributions on April 1, 2015. On March 4, 2015, our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing April 1, 2015 through and including April 30, 2015. The authorized distributions equal an amount of $0.00445210 per share of common stock, par value $0.01 per share. We expect to pay these distributions on May 1, 2015. A portion of each distribution is expected to constitute a return of capital for tax purposes.

New Advisory Agreement

On January 22, 2015, we entered into a new advisory agreement (the “New Advisory Agreement”) with the Advisor. The term of the New Advisory Agreement is one year and we have the ability to terminate the New Advisory Agreement without cause or penalty upon 30 days’ written notice to the Advisor; provided, however, that we may accelerate the termination of the New Advisory Agreement if an earlier termination is necessary to allow us to draw funds from any Company-level credit facility. In the event that termination is accelerated, we will still be obligated to pay to the Advisor the fees contemplated under the New Advisory Agreement for the 30 days after delivery of the initial termination notice. All other terms are materially consistent with the prior advisory agreement.

Amended Sub-Advisory Agreement

On January 22, 2015, the Advisor and the Sub-advisor entered into an Amended and Restated Sub-advisory Agreement (the “Amended Sub-advisory Agreement”). The Amended Sub-advisory Agreement provides that the Advisor will generally assign to the Sub-advisor 85% of the fees we pay to the Advisor in connection with advisory services provided after January 21, 2015. The Advisor will assign to the Sub-advisor 77.5% of the fees we pay to the Advisor in connection with advisory services provided on or before January 21, 2015. All other terms are materially consistent with the sub-advisory agreement in effect through January 21, 2015.

Amended Operating Partnership Agreement

On January 22, 2015, we amended the agreement of limited partnership (the “Amended Partnership Agreement”) of the Operating Partnership so that (i) a termination without cause of the New Advisory Agreement will not trigger determination as to whether the Class B units issued by the Operating Partnership to the Advisor and Sub-advisor have vested if our new advisor is the Sub-advisor or an affiliate of the Advisor or the Sub-advisor, and (ii) a termination of the New Advisory Agreement will not trigger determination as to whether the Special Limited Partner is entitled to receive a subordinated distribution from the Operating Partnership if the Company’s new advisor is the Sub-advisor or an affiliate of the Advisor or the Sub-advisor. All other terms are materially consistent with the agreement of limited partnership in effect through January 21, 2015.

Acquisitions

Subsequent to December 31, 2014, we acquired a 100% ownership interest in the following properties (dollars in thousands):

Property Name	Location	Anchor	Acquisition Date	Purchase Price	Square Footage	Leased % Rentable Square Feet at Acquisition
Willimantic Plaza	Willimantic, CT	BJ’s	1/30/2015	$12,400	128,766	99.0%
Harvest Plaza	Akron, OH	Giant Eagle	2/9/2015	7,960	75,866	100.0%
North Point Landing	Modesto, CA	Walmart	2/11/2015	30,910	152,767	94.6%
Oakhurst Plaza	Seminole, FL	Publix	2/27/2015	6,310	51,502	84.0%

The supplemental purchase accounting disclosures required by GAAP relating to the recent acquisitions of the aforementioned properties have not been presented as the initial accounting for these acquisitions was incomplete at the time this Annual Report on Form 10-K was filed with the SEC. The initial accounting was incomplete due to the late closing dates of the acquisitions.

Appointment of Chief Accounting Officer

On March 4, 2015, our board of directors appointed Jennifer L. Robison to serve as our Chief Accounting Officer.

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
As of December 31, 2014
(in thousands)
			Initial Cost (1)		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at End of Period(2)
Property Name	City, State	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total(3)	Accumulated Depreciation(4)	Date Constructed/ Renovated	Date Acquired
Bethany Village Shopping Center	Alpharetta, GA	$—	$4,833	$5,474	$86	$4,892	$5,501	$10,393	$215	2001	3/14/2014
Staunton Plaza	Staunton, VA	12,451	4,311	10,035	82	4,355	10,073	14,428	293	2006	4/30/2014
Northpark Village	Lubbock, TX	—	1,467	6,212	172	1,564	6,287	7,851	110	1990	7/25/2014
Spring Cypress Village	Houston, TX	—	8,219	11,731	266	8,235	11,981	20,216	237	1982/2007	7/30/2014
Kipling Marketplace	Littleton, CO	—	3,108	8,547	144	3,131	8,668	11,799	162	1983/2009	8/7/2014
Lake Washington Crossing	Melbourne, FL	—	3,617	9,121	6	3,623	9,121	12,744	164	1987/2012	8/15/2014
MetroWest Village	Orlando, FL	—	4,665	12,528	28	4,665	12,556	17,221	193	1990	8/20/2014
Kings Crossing	Sun City Center, FL	—	4,064	8,918	17	4,080	8,919	12,999	138	2000	8/26/2014
Commonwealth Square	Folsom, CA	7,143	6,811	12,962	37	6,811	12,999	19,810	191	1987	10/2/2014
Colonial Promenade	Winter Haven, FL	—	9,132	21,733	59	9,132	21,792	30,924	293	1986/2008	10/10/2014
Point Loomis Shopping Center	Milwaukee, WI	—	4,380	8,145	—	4,380	8,145	12,525	67	1965/1991	10/21/2014
Hilander Village	Roscoe, IL	—	2,293	6,637	—	2,294	6,636	8,930	85	1994	10/22/2014
Milan Plaza	Milan, MI	—	854	1,760	33	854	1,793	2,647	49	1960/1975	10/22/2014
Laguna 99 Plaza	Elk Grove, CA	—	5,264	12,298	1	5,264	12,299	17,563	99	1992	11/10/2014
Southfield Shopping Center	St. Louis, MO	—	5,307	12,781	—	5,307	12,781	18,088	54	1987	11/18/2014
Shasta Crossroads	Redding, CA	—	5,818	19,148	1	5,818	19,149	24,967	70	1989	11/25/2014
Spivey Junction	Stockbridge, GA	—	4,359	7,179	—	4,359	7,179	11,538	32	1998	12/5/2014
Quivira Crossings	Overland Park, KS	8,726	6,104	9,305	—	6,104	9,305	15,409	—	1996	12/16/2014
Plaza Farmington	Farmington, NM	—	8,564	6,074	—	8,564	6,074	14,638	—	2004	12/22/2014
Crossroads of Shakopee	Shakopee, MN	—	10,180	13,602	—	10,180	13,602	23,782	—	1998	12/22/2014
Totals		$28,320	$103,350	$204,190	$932	$103,612	$204,860	$308,472	$2,452
(1) The initial cost to us represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
(2) The aggregate cost of real estate owned at December 31, 2014.

(3) Reconciliation of real estate owned:

	2014	2013
Balance at January 1	$—	$—
Real estate acquisitions	307,540	—
Additions to/improvements of real estate	932	—
Balance at December 31	$308,472	$—
(4) Reconciliation of accumulated depreciation:

	2014	2013
Balance at January 1	—	$—
Depreciation expense	2,452	—
Balance at December 31	$2,452	$—

* * * * *

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 5th day of March 2015.

PHILLIPS EDISON GROCERY CENTER REIT II, INC.

By:	/s/ JEFFREY S. EDISON
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY S. EDISON	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 5, 2015
Jeffrey S. Edison

/s/ DEVIN I. MURPHY	Chief Financial Officer (Principal Financial Officer)	March 5, 2015
Devin I. Murphy

/s/ JENNIFER L. ROBISON	Chief Accounting Officer (Principal Accounting Officer)	March 5, 2015
Jennifer L. Robison

/s/ C. ANN CHAO	Director	March 5, 2015
C. Ann Chao

/s/ DAVID W. GARRISON	Director	March 5, 2015
David W. Garrison

/s/ MARK D. MCDADE	Director	March 5, 2015
Mark D. McDade

/s/ PAUL J. MASSEY, JR.	Director	March 5, 2015
Paul J. Massey, Jr.