Form 10-Q
period 2015-03-31
PHILLIPS EDISON GROCERY CENTER REIT II, INC.
filed 2015-05-07
CIK 1581405

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 000-55438

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2015, there were 32.3 million outstanding shares of common stock of Phillips Edison Grocery Center REIT II, Inc.

PHILLIPS EDISON GROCERY CENTER REIT II, INC.
FORM 10-Q
March 31, 2015

PART I.        FINANCIAL INFORMATION

Item 1.          Financial Statements

PHILLIPS EDISON GROCERY CENTER REIT II, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2015 AND DECEMBER 31, 2014
(Unaudited)
(In thousands, except per share amounts)

	March 31, 2015	December 31, 2014
ASSETS
Investment in real estate:
Land and improvements	$122,656	$103,612
Building and improvements	246,564	204,860
Acquired intangible lease assets	40,315	33,082
Total investment in real estate assets	409,535	341,554
Accumulated depreciation and amortization	(8,008)	(3,689)
Total investment in real estate assets, net	401,527	337,865
Cash and cash equivalents	235,312	179,117
Deferred financing expense, net of accumulated amortization of $589 and $379, respectively	2,979	3,073
Other assets, net	33,931	6,581
Total assets	$673,749	$526,636
LIABILITIES AND EQUITY
Liabilities:
Mortgages and loans payable	$38,816	$29,928
Acquired below-market lease intangibles, less accumulated amortization of $714 and $330, respectively	18,872	16,919
Distributions payable	3,799	3,045
Accounts payable – affiliates	1,806	3,386
Accounts payable and other liabilities	5,600	4,857
Total liabilities	68,893	58,135
Commitments and contingencies (Note 9)	—	—
Equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized, zero shares issued and outstanding at March 31, 2015
and December 31, 2014	—	—
Common stock, $0.01 par value per share, 1,000,000 shares authorized, 29,094 and 22,548 shares issued and
outstanding at March 31, 2015 and December 31, 2014, respectively	291	225
Additional paid-in capital	637,496	490,996
Accumulated deficit	(32,931)	(22,720)
Total equity	604,856	468,501
Total liabilities and equity	$673,749	$526,636

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(Unaudited)
(In thousands, except per share amounts)

	2015	2014
Revenues:
Rental income	$7,006	$41
Tenant recovery income	2,299	12
Other property income	191	1
Total revenues	9,496	54
Expenses:
Property operating	1,722	8
Real estate taxes	1,293	7
General and administrative	627	151
Acquisition expenses	1,165	202
Depreciation and amortization	4,187	33
Total expenses	8,994	401
Other income (expense):
Interest expense, net	(701)	(2)
Other income	84	—
Net loss	$(115)	$(349)
Per share information - basic and diluted:
Net loss per share - basic and diluted	$(0.00)	$(0.26)
Weighted-average common shares outstanding - basic and diluted	25,186	1,335

Comprehensive loss:
Net loss	$(115)	$(349)
Other comprehensive income	—	—
Comprehensive loss	$(115)	$(349)

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(Unaudited)
(In thousands, except per share amounts)

			Additional
	Common Stock		Paid-In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2014	9	$—	$200	$(145)	$55
Issuance of common stock	3,348	34	83,106	—	83,140
Distribution reinvestment plan (DRIP)	3	—	70	—	70
Common distributions declared, $0.26 per share	—	—	—	(519)	(519)
Offering costs	—	—	(11,970)	—	(11,970)
Net loss	—	—	—	(349)	(349)
Balance at March 31, 2014	3,360	$34	$71,406	$(1,013)	$70,427

Balance at January 1, 2015	22,548	$225	$490,996	$(22,720)	$468,501
Issuance of common stock	6,343	64	157,620	—	157,684
Share repurchases	(3)	—	(291)	—	(291)
DRIP	206	2	4,881	—	4,883
Common distributions declared, $0.40 per share	—	—	—	(10,096)	(10,096)
Offering costs	—	—	(15,710)	—	(15,710)
Net loss	—	—	—	(115)	(115)
Balance at March 31, 2015	29,094	$291	$637,496	$(32,931)	$604,856

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(Unaudited)
(In thousands)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(115)	$(349)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,061	33
Net amortization of above- and below-market leases	(230)	—
Amortization of deferred financing expense	209	—
Straight-line rental income	(273)	(3)
Changes in operating assets and liabilities:
Other assets	(1,163)	52
Accounts payable and other liabilities	567	116
Accounts payable - affiliates	437	—
Net cash provided by (used in) operating activities	3,493	(151)
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(81,507)	(11,521)
Capital expenditures	(776)	—
Change in restricted cash	(179)	—
Net cash used in investing activities	(82,462)	(11,521)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	157,684	83,140
Payment of offering costs	(17,727)	(10,286)
Distributions paid, net of DRIP	(4,459)	(78)
Repurchases of common stock	(82)	—
Payments on mortgages, notes and loans payable	(137)	(80)
Payments of deferred financing expenses	(115)	(15)
Net cash provided by financing activities	135,164	72,681
NET INCREASE IN CASH AND CASH EQUIVALENTS	56,195	61,009
CASH AND CASH EQUIVALENTS:
Beginning of period	179,117	100
End of period	$235,312	$61,109
SUPPLEMENTAL CASHFLOW DISCLOSURE, INCLUDING NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$543	$2
Fair value of debt assumed	9,148	—
Accrued capital expenditures	475	166
Change in offering costs payable to sponsor(s)	(2,017)	(174)
Reclassification of deferred offering costs to additional paid-in capital	—	1,858
Change in distributions payable	754	371
Change in accrued share repurchase obligation	209	—
Distributions reinvested	4,883	70

See notes to consolidated financial statements.

 Phillips Edison Grocery Center REIT II, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1. ORGANIZATION

Phillips Edison Grocery Center REIT II, Inc., (“we”, the “Company”, “our”, or “us”) was formed as a Maryland corporation in June 2013. Substantially all of our business is conducted through Phillips Edison—Grocery Center Operating Partnership II, L.P. (the “Operating Partnership”), a Delaware limited partnership formed in June 2013. We are a limited partner of the Operating Partnership, and our wholly owned subsidiary, PE Grocery Center OP GP II LLC, is the sole general partner of the Operating Partnership. As we accept subscriptions for shares in our continuous public offering, we will transfer all of the net proceeds of the offering to the Operating Partnership as a capital contribution in exchange for units of limited partnership interest; however, we are deemed to have made capital contributions in the amount of the gross offering proceeds received from investors.

We are offering to the public, pursuant to a registration statement filed on Form S-11 with the Securities and Exchange Commission (the “SEC”) and declared effective on November 25, 2013, $2.475 billion in shares of common stock on a “reasonable best efforts” basis in our initial public offering (“our initial public offering”). Our initial public offering consists of a primary offering of $2.0 billion in shares offered to investors at a price of $25.00 per share, with discounts available for certain categories of purchasers, and $0.475 billion in shares offered to stockholders pursuant to a distribution reinvestment plan (the “DRIP”) at a price of $23.75 per share. We have the right to reallocate the shares of common stock offered between the primary offering and the DRIP. On January 22, 2015, our board of directors made the determination to close the primary portion of our initial public offering upon the earlier of (i) June 30, 2015 or (ii) the sale of $1.6 billion in shares of our common stock. As of May 5, 2015, we had raised $815.1 million since inception, inclusive of shares sold under the DRIP.

Our advisor is American Realty Capital PECO II Advisors, LLC (the “Advisor”), a limited liability company that was formed in the State of Delaware in July 2013 and is under common control with AR Capital LLC (the “AR Capital sponsor”). We have entered into an advisory agreement, dated January 22, 2015, with the Advisor which makes the Advisor responsible for the management of our day-to-day activities and the implementation of our investment strategy. The Advisor has delegated certain duties under the advisory agreement, including the management of our day-to-day operations and our portfolio of real estate assets, to Phillips Edison NTR II LLC (the “Sub-advisor”), which is directly or indirectly owned by Phillips Edison Limited Partnership (the “Phillips Edison sponsor”), and Michael Phillips and Jeffrey Edison, principals of our Phillips Edison sponsor. Notwithstanding such delegation to the Sub-advisor, the Advisor retains ultimate responsibility for the performance of all the matters entrusted to it under the advisory agreement.

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

As of March 31, 2015, we owned fee simple interests in 25 real estate properties, acquired from third parties unaffiliated with us, the Advisor, or the Sub-advisor.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Set forth below is a summary of the significant accounting estimates and policies that management believes are important to the preparation of our consolidated interim financial statements. Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and require the application of significant judgment by management. As a result, these estimates are subject to a degree of uncertainty. There have been no changes to our significant accounting policies during the three months ended March 31, 2015. For a full summary of our accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 5, 2015.

Basis of Presentation and Principles of Consolidation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report on

Form 10-Q should refer to the audited financial statements of Phillips Edison Grocery Center REIT II, Inc. for the year ended December 31, 2014, which are included in our 2014 Annual Report on Form 10-K, as certain footnote disclosures contained in such audited financial statements have been omitted from this Quarterly Report on Form 10-Q. In the opinion of management, all normal and recurring adjustments necessary for the fair presentation have been included in this Quarterly Report. Our results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results expected for the full year.

The accompanying consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany balances and transactions are eliminated upon consolidation.

Earnings Per Share—Earnings per share are calculated based on the weighted-average number of common shares outstanding during each period. Diluted income per share considers the effect of any potentially dilutive share equivalents for the three months ended March 31, 2015 and 2014.

There were 53,575 Class B units of the Operating Partnership outstanding and held by the Advisor and the Sub-advisor as of March 31, 2015. The vesting of the Class B units is contingent upon a market condition and service condition. The satisfaction of the market or service condition was not probable as of March 31, 2015, and, therefore, the Class B units are not included in earnings per share.

Reclassifications—The following line items on our consolidated balance sheet as of December 31, 2014 were reclassified to conform to the current year presentation:

•	Distributions payable was reclassified from accounts payable and other liabilities to its own line item; and

•	Restricted cash was reclassified from its own line item to other assets, net.

The following line items on our consolidated statement of cash flows for the three months ended March 31, 2014 were reclassified to conform to the current year presentation:

•	The change in accounts receivable and the change in prepaid expenses and other were reclassified to the change in other assets; and

•	The change in accounts payable and the change in accrued and other liabilities were reclassified to the change in accounts payable and other liabilities.

Impact of Recently Issued Accounting Pronouncements—The following table provides a brief description of recent accounting pronouncements that could have a material effect on our financial statements:

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs
This update amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted.
		January 1, 2016	We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

3. EQUITY

General—We have the authority to issue a total of 1 billion shares of common stock with a par value of $0.01 per share and 10 million shares of preferred stock, $0.01 par value per share. As of March 31, 2015, we had issued 29.1 million shares of common stock generating gross proceeds of $723.1 million. We had issued no shares of preferred stock. The holders of shares of common stock are entitled to one vote per share on all matters voted on by stockholders, including election of the board of directors. Our charter does not provide for cumulative voting in the election of directors.

Distribution Reinvestment Plan—We have adopted the DRIP that allows stockholders to invest distributions in additional shares of our common stock at a price equal to $23.75 per share. Stockholders who elect to participate in the DRIP, and who are subject to U.S. federal income taxation laws, will incur a tax liability on an amount equal to the fair value on the relevant distribution date of the shares of our common stock purchased with reinvested distributions, even though such stockholders have elected not to receive the distributions used to purchase those shares of common stock in cash.  Distributions reinvested through the DRIP for the three months ended March 31, 2015 and 2014 were $4.9 million and $0.1 million, respectively.

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

The board of directors may, in its sole discretion, amend, suspend, or terminate the share repurchase program at any time. If the board of directors decides to amend, suspend or terminate the share repurchase program, stockholders will be provided with no less than 30 days' written notice. The board of directors also reserves the right, in its sole discretion, at any time and from time to time, to reject any request for repurchase.

The following table presents the activity of the share repurchase program for the three months ended March 31, 2015:

2015
Shares repurchased	3,300
Cost of repurchases	$82,500
Average repurchase price	$25.00

We record a liability representing our obligation to repurchase shares of common stock submitted for repurchase as of period end but not yet repurchased. Below is a summary of our obligation to repurchase shares of common stock recorded as a component of accounts payable and other liabilities on our consolidated balance sheets as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Shares submitted for repurchase	12,200	3,300
Liability recorded	$291,300	$82,500

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

The following describes the methods we use to estimate the fair value of our financial and non-financial assets and liabilities:

Cash and cash equivalents and restricted cash —We consider the carrying values of these financial instruments to approximate fair value because of the short period of time between origination of the instruments and their expected realization.

Included in cash and cash equivalents as of March 31, 2015 and December 31, 2014, was $30.0 million in a money market fund for which we consider the carrying value to approximate fair value based on Level 1 inputs.

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

Mortgages and loans payable —We estimate the fair value of our debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by our lenders using Level 3 inputs.  The discount rate used approximated current lending rates for loans or groups of loans with similar maturities and credit quality, assuming the debt is outstanding through maturity and considering the debt’s collateral (if applicable).  We have utilized market information, as available, or present value techniques to estimate the amounts required to be disclosed.

The following is a summary of discount rates and borrowings as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015	December 31, 2014
Discount rates:
Secured fixed-rate debt	4.10%	4.30%
Borrowings:
Fair value	$40,387	$31,141
Recorded value	38,816	29,928

5. REAL ESTATE ACQUISITIONS

During the three months ended March 31, 2015, we acquired a 100% ownership in five grocery-anchored retail centers for a purchase price of approximately $65.1 million, including $8.8 million of assumed debt with a fair value of $9.1 million. The following tables present certain additional information regarding our acquisitions of properties which were deemed individually immaterial when acquired, but are material in the aggregate.

For the three months ended March 31, 2015 and 2014, we allocated the purchase price of acquisitions to the fair value of the assets acquired and liabilities assumed as follows (in thousands):

	2015	2014
Land and improvements	$18,984	$4,833
Building and improvements	41,197	5,474
Acquired in-place leases	6,826	844
Acquired above-market leases	407	—
Acquired below-market leases	(2,337)	—
Total assets and lease liabilities acquired	65,077	11,151
Debt assumed	9,148	—
Net assets acquired	$55,929	$11,151

The weighted-average amortization periods for acquired in-place lease, above-market lease, and below-market lease intangibles acquired during the three months ended March 31, 2015 and 2014 are as follows (in years):

	2015	2014
Acquired in-place leases	9	6
Acquired above-market leases	8	—
Acquired below-market leases	18	—

The amounts recognized for revenues, acquisition expenses and net loss from the respective acquisition dates to March 31, 2015 and 2014 related to the operating activities of our acquisitions are as follows (in thousands):

	2015	2014
Revenues	$903	$54
Acquisition expenses	1,044	181
Net loss	1,052	177

The following unaudited pro forma information summarizes selected financial information from our combined results of operations, as if all of our acquisitions for 2014 and 2015 had been acquired on January 1, 2014. This pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of the period, nor does it purport to represent the results of future operations.

	For the Three Months Ended March 31,
(in thousands)	2015	2014
Pro forma revenues	$10,307	$9,832
Pro forma net income	1,126	1,586

6. ACQUIRED INTANGIBLE ASSETS

Acquired intangible lease assets consisted of the following as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Acquired in-place leases	$35,930	$29,104
Acquired above-market leases	4,385	3,978
Total acquired intangible lease assets	40,315	33,082
Accumulated amortization	(2,490)	(1,237)
Net acquired intangible lease assets	$37,825	$31,845

Summarized below is the amortization recorded on the intangible assets for the three months ended March 31, 2015, and 2014 (in thousands):

	2015	2014
Acquired in-place leases(1)	$1,099	$12
Acquired above-market leases(2)	154	—
Total	$1,253	$12
(1) Amortization recorded on acquired in-place leases was included in depreciation and amortization in the consolidated statements of operations.
(2) Amortization recorded on acquired above-market leases was an adjustment to rental revenue in the consolidated statements of operations.

Estimated future amortization of the respective acquired intangible lease assets as of March 31, 2015 for the remainder of 2015 and for each of the five succeeding calendar years and thereafter is as follows (in thousands):

Year	In-Place Leases	Above-Market Leases
April 1 to December 31, 2015	$3,448	$469
2016	4,631	617
2017	4,625	565
2018	3,847	488
2019	3,144	427
2020 and thereafter	14,076	1,488
Total	$33,771	$4,054

7. MORTGAGES AND LOANS PAYABLE

As of March 31, 2015 and December 31, 2014, we had approximately $37.0 million and $28.3 million, respectively, of outstanding mortgage notes payable, excluding fair value of debt adjustments. Each mortgage note payable is secured by the respective property on which the debt was placed.

As of March 31, 2015, we had access to a $200 million revolving credit facility, which may be expanded to $700 million, from which we may draw funds to pay certain long-term debt obligations as they mature. The interest rate on the revolving credit facility is variable, based on either the prime rate, one-month LIBOR, or the federal funds rate and is affected by other factors, such as company size and leverage. The credit facility matures on July 2, 2018, with two six-month extension options to extend the maturity to July 2, 2019 that we may exercise upon payment of an extension fee equal to 0.075% of the total commitments under the facility at the time of each extension. There were no outstanding borrowings under this facility as of March 31, 2015, nor did we have any borrowing capacity under the facility, as we had not yet designated any of our properties as being included in the calculation of the borrowing base as defined by the terms of the credit facility.

Of the amounts outstanding on our mortgages and loans payable at March 31, 2015, there are no loans maturing in 2015. As of March 31, 2015 and December 31, 2014, the weighted-average interest rate for the loans was 5.7% and 5.8%, respectively.

The table below summarizes our loan assumptions in conjunction with property acquisitions for the three months ended March 31, 2015 (dollars in thousands):

2015
Number of properties acquired with loan assumptions	1
Carrying value of assumed debt	$8,800
Fair value of assumed debt	$9,148

The assumed debt market adjustment will be amortized over the remaining life of the loan, and this amortization is classified as interest expense. The amortization recorded on the assumed below-market debt adjustment was $0.1 million for the three months ended March 31, 2015. There were no loan assumptions in conjunction with property acquisitions for the three months ended March 31, 2014.

The following is a summary of our debt obligations as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Fixed rate mortgages payable(1)	$36,983	$28,320
Assumed below-market debt adjustment	1,834	1,608
Total	$38,816	$29,928

(1)
Due to the non-recourse nature of certain mortgages, the assets and liabilities of the following properties are neither available to pay the debts of the consolidated limited liability companies nor constitute obligations of the consolidated limited liability companies: Staunton Plaza, Commonwealth Square, Quivira Crossings, and Willimantic Plaza.

Below is a listing of our maturity schedule with the respective principal payment obligations (in thousands) and weighted-average interest rates:

	2015 (1)	2016	2017	2018	2019	Thereafter	Total
Maturing debt(2)
Fixed-rate mortgages payable	$452	$619	$9,460	$8,769	$547	$17,136	$36,983
Weighted-average interest rate on debt:
Fixed-rate mortgages payable	5.7%	5.6%	5.6%	6.6%	5.3%	5.4%	5.7%

(1)	Includes only April 1, 2015 through December 31, 2015.

(2)	The debt maturity table does not include any below-market debt adjustment, of which $1.8 million, net of accumulated amortization, was outstanding as of March 31, 2015.

8. ACQUIRED BELOW-MARKET LEASE INTANGIBLES

Summarized below is the amortization recorded on the below-market lease intangible liabilities for the three months ended March 31, 2015 and 2014 (in thousands):

	2015	2014
Acquired below-market leases(1)	$384	$—
(1) Amortization recorded on acquired below-market leases was an adjustment to rental revenue in the consolidated statements of operations.

Estimated future amortization income of the intangible lease liabilities as of March 31, 2015 for the remainder of 2015 and for each of the five succeeding calendar years and thereafter is as follows (in thousands):

Year	Below-Market Leases
April 1 to December 31, 2015	$1,177
2016	1,579
2017	1,374
2018	1,246
2019	1,139
2020 and thereafter	12,357
Total	$18,872

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

10. RELATED PARTY TRANSACTIONS

Economic Dependency—We are dependent on the Advisor, the Sub-advisor, Phillips Edison & Company Ltd. (the “Property Manager”), Realty Capital Securities, LLC (the “Dealer Manager”) and their respective affiliates for certain services that are essential to us, including the sale of our shares of common stock, asset acquisition and disposition decisions, asset management, operating and leasing of our properties, and other general and administrative responsibilities. In the event that the Advisor, the Sub-advisor, the Property Manager and/or the Dealer Manager are unable to provide such services, we would be required to find alternative service providers or sources of capital, which could result in higher costs and expenses.

Advisory Agreement—Pursuant to our advisory agreement, the Advisor is entitled to specified fees for certain services, including managing our day-to-day activities and implementing our investment strategy. The Advisor has entered into an amended and restated sub-advisory agreement with the Sub-advisor, which manages our day-to-day affairs and our portfolio of real estate investments, on behalf of the Advisor, subject to the board’s supervision and certain major decisions requiring the consent of both the Advisor and Sub-advisor. The expenses to be reimbursed to the Advisor and Sub-advisor will be reimbursed in proportion to the amount of expenses incurred on our behalf by the Advisor and Sub-advisor, respectively.

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

Summarized below are the cumulative organization and offering costs charged by and the cumulative costs reimbursed to the Advisor, the Sub-advisor and their affiliates for the three months ended March 31, 2015 and December 31, 2014 , and any related amounts unpaid as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Total Organization and Offering costs charged	$17,139	$16,381
Total Organization and Offering costs reimbursed	15,953	13,178
Total unpaid Organization and Offering costs	$1,186	$3,203

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

Acquisition Expenses—We reimburse the Sub-advisor for expenses actually incurred related to selecting, evaluating and acquiring assets on our behalf.  During the three months ended March 31, 2015, we reimbursed the Sub-advisor for personnel costs related to due diligence services for assets we acquired during the period.

Asset Management Subordinated Participation—Within 60 days after the end of each calendar quarter (subject to the approval of our board of directors), we will pay an asset management subordinated participation by issuing a number of restricted operating partnership units designated as Class B Units to the Advisor and Sub-advisor equal to: (i) 0.25% multiplied by (a) prior to the date on which we calculate an estimated NAV per share, the cost of assets and (b) on and after the date on which we calculate an estimated NAV per share, the lower of the cost of assets and the applicable quarterly NAV divided by (ii) (a) prior to the date on which we calculate an estimated NAV per share, the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the primary offering price minus selling commissions and dealer manager fees) and (b) on and after the date on which we calculate an estimated NAV per share, the per share NAV.

The Advisor and Sub-advisor are entitled to receive distributions on the vested and unvested Class B units they receive in connection with their asset management subordinated participation at the same rate as distributions are paid to common stockholders. Such distributions are in addition to the incentive fees that the Advisor and Sub-advisor and their affiliates may receive from us. During the three months ended March 31, 2015, the Operating Partnership issued 36,060 Class B units to the Advisor and the Sub-advisor under the advisory agreement for the asset management services performed by the Advisor and the Sub-advisor during the period from October 1, 2014 to December 31, 2014. These Class B units will not vest until an economic hurdle has been met. The Advisor, the Sub-advisor or one of their respective affiliates must continue to provide advisory services through the date that such economic hurdle is met. The economic hurdle will be met when the value of the Operating Partnership’s assets plus all distributions made equal or exceed the total amount of capital contributed by investors plus a 6.0% cumulative, pre-tax, non-compounded annual return thereon.

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

General and Administrative Expenses—As of March 31, 2015 and December 31, 2014, we owed both the Advisor and the Sub-advisor and their affiliates $52,000 and $11,000, respectively, for general and administrative expenses paid on our behalf. As of March 31, 2015, neither the Advisor nor the Sub-advisor has allocated any portion of their employees’ salaries to general and administrative expenses.

Summarized below are the fees earned by and the expenses reimbursable to the Advisor and the Sub-advisor, except for organization and offering costs and general and administrative expenses, which we disclose above, for the three months ended March 31, 2015 and 2014 and any related amounts unpaid as of March 31, 2015 and December 31, 2014 (in thousands):

	For the Three Months Ended		Unpaid Amount as of
	March 31,		March 31,	December 31,
	2015	2014	2015	2014
Acquisition fees	$650	$112	$—	$—
Acquisition expenses	84	14	—	—
Class B unit distribution(1)	9	—	5	3
Financing fees	66	—	—	—
Total	$809	$126	$5	$3

(1)	Represents the distributions paid to the Advisor and the Sub-advisor as holders of Class B units of the Operating Partnership.

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

Subordinated Distribution Upon Termination of the Advisor Agreement—Upon termination or non-renewal of the advisory agreement and provided that we do not engage the Sub-advisor or an affiliate of the Advisor or Sub-advisor as our new external advisor following such termination or non-renewal, the Special Limited Partner shall be entitled to a subordinated termination distribution in the form of a non-interest bearing promissory note equal to 15.0% of the amount by which the sum of our market value plus distributions exceeds the aggregate capital contributed by stockholders plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to stockholders.  In addition, the Special Limited Partner may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs. No such termination has occurred to date.

Property Manager—All of our real properties are managed and leased by the Property Manager. The Property Manager is wholly owned by our Phillips Edison sponsor. The Property Manager also manages real properties acquired by the Phillips Edison affiliates or other third parties.

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

Summarized below are the fees earned by and the expenses reimbursable to the Property Manager for the three months ended March 31, 2015 and 2014 and any related amounts unpaid as of March 31, 2015 and December 31, 2014 (in thousands):

	For the Three Months Ended		Unpaid Amount as of
	March 31,		March 31,	December 31,
	2015	2014	2015	2014
Property management fees	$330	$2	$143	$97
Leasing commissions	422	—	326	43
Construction management fees	20	—	10	5
Other fees and reimbursements	250	21	84	24
Total	$1,022	$23	$563	$169

Dealer Manager—The Dealer Manager is a member firm of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and was organized on August 29, 2007. The Dealer Manager is under common control with our AR Capital sponsor and will provide certain sales, promotional and marketing services in connection with the distribution of the shares of common stock offered under our offering. Excluding shares sold pursuant to the “friends and family” program, the Dealer Manager will generally be paid a sales commission equal to 7.0% of the gross proceeds from the sale of shares of the common stock sold in the primary offering and a dealer manager fee equal to 3.0% of the gross proceeds from the sale of shares of the common stock sold in the primary offering.

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

Starting with the commencement of our public offering, we utilized transfer agent services provided by an affiliate of the Dealer Manager. Fees incurred from the transfer agent represent amounts paid by our Sub-advisor to the affiliate of the Dealer Manager for such services. We reimburse our Sub-advisor for these fees through the payment of organization and offering costs. The following table details total selling commissions, dealer manager fees, and service fees paid to the Dealer Manager and its affiliate related to the sale of common stock for the three months ended March 31, 2015 and 2014 and any related amounts unpaid, which are included as a component of total unpaid organization and offering costs, as of March 31, 2015 and December 31, 2014 (in thousands):

	For the Three Months Ended		Payable as of
	March 31,		March 31,	December 31,
	2015	2014	2015	2014
Total commissions and fees incurred from Dealer Manager	$14,951	$7,804	$—	$—
Fees incurred from the transfer agent	200	63	140	220

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

Approximate future rentals to be received under non-cancelable operating leases in effect at March 31, 2015, assuming no new or renegotiated leases or option extensions on lease agreements, are as follows (in thousands):

Year	Amount
April 1 to December 31, 2015	$20,984
2016	26,542
2017	24,562
2018	21,639
2019	17,397
2020 and thereafter	62,371
Total	$173,495

No single tenant comprised 10% or more of our aggregate annualized effective rent as of March 31, 2015.

12. SUBSEQUENT EVENTS

Sale of Shares of Common Stock

From April 1, 2015 through April 30, 2015, we raised gross proceeds of approximately $79.1 million through the issuance of 3.2 million shares of common stock under our offering. As of May 1, 2015, approximately 47.1 million shares remained available for sale to the public under our offering, exclusive of shares available under the DRIP.

Distributions to Stockholders

Distributions equal to a daily amount of $0.00445205 per share of common stock outstanding were paid subsequent to March 31, 2015 to the stockholders of record from March 1, 2015 through April 30, 2015 as follows (in thousands):

Distribution Period	Date Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through the DRIP	Net Cash Distribution
March 1, 2015 through March 31, 2015	4/1/2015	$3,800	$1,989	$1,811
April 1, 2015 through April 30, 2015	5/1/2015	4,101	2,166	1,935

On March 4, 2015, our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing May 1, 2015 through and including May 31, 2015. We expect to pay these distributions on June 1, 2015. On May 5, 2015, our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing June 1, 2015 through and including July 31, 2015. The authorized distributions equal an amount of $0.00445205 per share of common stock, par value $0.01 per share.

Acquisitions

Subsequent to March 31, 2015, we acquired the following properties (dollars in thousands):

Property Name	Location	Anchor Tenant	Acquisition Date	Purchase Price	Square Footage	Leased % of Rentable Square Feet at Acquisition
Rosewick Crossing	La Plata, MD	Giant Food	4/2/2015	$25,000	112,472	81.2%
Waterford Plaza	Plymouth, MN	Cub Foods	4/6/2015	19,320	127,586	96.0%
Ocean Breeze	Jensen Beach, FL	Publix	4/30/2015	14,900	96,192	84.0%

The supplemental purchase accounting disclosures required by GAAP relating to the recent acquisitions of the aforementioned properties have not been presented as the initial accounting for these acquisitions was incomplete at the time this Quarterly Report on Form 10-Q was filed with the SEC. The initial accounting was incomplete due to the late closing dates of the acquisitions.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q of Phillips Edison Grocery Center REIT II, Inc. (“we”, the “Company”, “our” or “us”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the U.S. Securities and Exchange Commission (“SEC”). We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual conditions, our ability to accurately anticipate results expressed in such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A in Part II of this Form 10-Q and Item 1A in Part I of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 5, 2015, for a discussion of some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause actual results to differ materially from those presented in our forward-looking statements.

Overview

Organization

The Company was formed as a Maryland corporation in June 2013, and elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2014. We are offering to the public, pursuant to a registration statement, $2.475 billion in shares of common stock on a “reasonable best efforts” basis in our initial public offering. Our initial public offering consists of a primary offering of $2.0 billion in shares offered to investors at a price of $25.00 per share, with discounts available for certain categories of purchasers, and $475 million in shares offered to stockholders pursuant to a distribution reinvestment plan (the “DRIP”) at a price of $23.75 per share. We have the right to reallocate the shares of common stock offered between the primary offering and the DRIP. On November 25, 2013, the registration statement for our offering was declared effective under the Securities Act of 1933, and on January 9, 2014, we broke the minimum offering escrow requirement of $2.0 million. Prior to January 9, 2014, our operations had not yet commenced. On January 22, 2015, our board of directors made the determination to close the primary portion of our initial public offering upon the earlier of (i) June 30, 2015 or (ii) the sale of $1.6 billion in shares of our common stock. As of May 5, 2015, we had raised $815.1 million since inception, inclusive of shares sold under the DRIP.

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

Equity Raise Activity

As of March 31, 2015, we had issued pursuant to our initial public offering a total of 29.1 million shares of common stock, including 0.5 million shares issued through the DRIP, generating gross cash proceeds of $723.1 million. During the three months ended March 31, 2015, we issued 6.5 million shares of common stock, including 0.2 million shares issued through the DRIP, generating gross cash proceeds of $162.6 million. From April 1, 2015 through April 30, 2015, we raised gross proceeds of approximately $79.1 million through the issuance of 3.2 million shares of common stock under our offering. As of May 1, 2015, approximately 47.1 million shares remained available for sale to the public under our offering, exclusive of shares available under the DRIP.

Portfolio

Below are statistical highlights of our portfolio’s activities from inception to date and for the properties acquired during the three months ended March 31, 2015:

		Property Acquisitions
	Cumulative	during the
	Portfolio through	Three Months Ended
	March 31, 2015	March 31, 2015
Number of properties	25	5
Number of states	15	4
Weighted average capitalization rate(1)	6.8%	6.8%
Weighted average capitalization rate with straight-line rent(2)	7.0%	6.9%
Total acquisition purchase price (in thousands)	$386,453	$64,729
Total square feet	2,794,161	509,924
Leased % of rentable square feet(3)	94.3%	95.6%
Average remaining lease term in years(4)	5.8	6.4
Annualized effective rent per square foot(5)	$10.93	$9.90

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

(3)	Leased percent of rentable square feet is calculated using the total gross leased square feet and divided by the total gross leasable square feet.

(4)	As of March 31, 2015. The average remaining lease term in years excludes future options to extend the term of the lease.

(5)	We calculate annualized effective rent per square foot as monthly contractual rent as of March 31, 2015 multiplied by 12 months, less any tenant concessions, divided by leased square feet.

As of March 31, 2015, we owned 25 real estate properties throughout the continental United States, acquired from third parties unaffiliated with us, the Advisor, or the Sub-advisor. The following table presents information regarding our properties as of March 31, 2015 (dollars in thousands):

Property Name	Location	Anchor Tenant	Date Acquired	Contract Purchase Price(1)	Rentable Square Feet	Average Remaining Lease Term in Years as of March 31, 2015	% of Rentable Square Feet Leased as of March 31, 2015
Bethany Village Shopping Center	Alpharetta, GA	Publix	3/14/2014	$11,151	81,674	5.1	95.1%
Staunton Plaza	Staunton, VA	Martin's(2)	4/30/2014	17,200	80,265	11.1	96.9%
Northpark Village	Lubbock, TX	United Supermarkets(3)	7/25/2014	8,200	70,479	4.7	100.0%
Spring Cypress Village	Houston, TX	Sprouts	7/30/2014	21,400	97,488	7.5	87.6%
Kipling Marketplace	Littleton, CO	Safeway(3)	8/7/2014	12,350	90,124	3.3	91.1%
Lake Washington Crossing	Melbourne, FL	Publix	8/15/2014	13,400	118,698	3.6	88.4%
MetroWest Village	Orlando, FL	Publix	8/20/2014	18,616	106,977	5.2	95.9%
Kings Crossing	Sun City Center, FL	Publix	8/26/2014	14,000	75,020	3.5	98.4%
Commonwealth Square	Folsom, CA	Raley's	10/2/2014	19,370	141,310	4.5	86.0%
Colonial Promenade	Winter Haven, FL	Walmart	10/10/2014	33,277	280,228	10.5	97.9%
Point Loomis Shopping Center	Milwaukee, WI	Pick 'N Save(4)	10/21/2014	10,350	160,533	4.0	100.0%
Hilander Village	Roscoe, IL	Schnucks	10/22/2014	9,252	125,712	4.3	87.5%
Milan Plaza	Milan, MI	Kroger	10/22/2014	2,300	61,357	4.9	84.3%
Laguna 99 Plaza	Elk Grove, CA	Walmart	11/10/2014	19,250	89,188	4.8	100.0%
Southfield Center	St. Louis, MO	Schnucks	11/18/2014	18,873	109,397	4.3	100.0%
Shasta Crossroads	Redding, CA	Food Maxx(5)	11/25/2014	25,775	121,256	5.0	93.0%
Spivey Junction	Stockbridge, GA	Kroger	12/5/2014	11,695	81,475	3.7	92.7%
Quivira Crossings	Overland Park, KS	Price Chopper	12/16/2014	14,500	111,304	7.1	96.5%
Plaza Farmington	Farmington, NM	Safeway(3)	12/22/2014	15,715	140,803	7.2	88.5%
Crossroads of Shakopee	Shakopee, MN	Cub Foods(6)	12/22/2014	25,050	140,949	3.9	96.0%
Willimantic Plaza	Willimantic, CT	BJ's Wholesale Club	1/30/2015	12,400	128,766	4.6	99.0%
Harvest Plaza	Akron, OH	Giant Eagle	2/9/2015	7,960	75,866	6.1	100.0%
North Point Landing	Modesto, CA	Walmart	2/11/2015	30,910	152,769	8.2	94.6%
Oakhurst Plaza	Seminole, FL	Publix	2/27/2015	6,312	51,502	5.7	84.0%
Glenwood Crossing	Cincinnati, OH	Kroger	3/27/2015	7,147	101,021	4.6	95.5%

(1)	The contract purchase price excludes closing costs and acquisition costs.

(2)	Martin's is an affiliate of Ahold USA.

(3)	United Supermarkets and Safeway are affiliates of Albertsons-Safeway.

(4)	Pick 'N Save is an affiliate of Roundys.

(5)	Food Maxx is a subsidiary of Save Mart.

(6)	Cub Foods is an affiliate of SUPERVALU INC.

Lease Expirations

The following table lists, on an aggregate basis, all of the scheduled lease expirations after March 31, 2015 over each of the ten years ending December 31, 2015 and thereafter for our 25 shopping centers. The table shows the approximate rentable square feet and annualized effective rent represented by the applicable lease expirations (dollars in thousands):

	Number of		% of Total Portfolio
	Expiring	Annualized	Annualized	Leased Rentable	% of Leased Rentable
Year	Leases	Effective Rent(1)	Effective Rent	Square Feet Expiring	Square Feet Expiring
2015(2)	50	$1,602	5.6%	91,730	3.5%
2016	57	2,127	7.4%	126,147	4.8%
2017	54	2,672	9.3%	241,349	9.2%
2018	62	4,241	14.7%	338,133	12.8%
2019	50	2,915	10.1%	187,359	7.1%
2020	42	3,976	13.8%	431,599	16.4%
2021	14	2,664	9.3%	357,899	13.6%
2022	11	1,112	3.9%	90,328	3.4%
2023	7	839	2.9%	85,461	3.3%
2024	15	1,221	4.2%	101,415	3.8%
Thereafter	20	5,428	18.8%	583,444	22.1%
	382	$28,797	100.0%	2,634,864	100.0%

(1)	We calculate annualized effective rent as monthly contractual rent as of March 31, 2015 multiplied by 12 months, less any tenant concessions.

(2)	Subsequent to March 31, 2015, we renewed six of the 50 leases expiring in 2015, which account for total square footage of 9,097 and total annualized effective rent of $0.3 million.

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

The following table presents the composition of our portfolio by tenant type as of March 31, 2015 (dollars in thousands):

			Annualized	% of
	Leased	% of Leased	Effective	Annualized
Tenant Type	Square Feet	Square Feet	Rent(1)	Effective Rent
Grocery anchor	1,585,780	60.2%	$12,061	41.9%
National and regional(2)	674,915	25.6%	9,931	34.5%
Local	374,169	14.2%	6,805	23.6%
	2,634,864	100.0%	$28,797	100.0%

(1)	We calculate annualized effective rent as monthly contractual rent as of March 31, 2015 multiplied by 12 months, less any tenant concessions.

(2)	We define national tenants as those that operate in at least three states. Regional tenants are defined as those that have at least three locations.

The following table presents the composition of our portfolio by tenant industry as of March 31, 2015 (dollars in thousands):

			Annualized	% of
	Leased	% of Leased	Effective	Annualized
Tenant Industry	Square Feet	Square Feet	Rent(1)	Effective Rent
Grocery	1,585,780	60.2%	$12,061	41.9%
Retail Stores(2)	418,604	15.9%	4,969	17.2%
Services(2)	387,442	14.8%	6,796	23.6%
Restaurant	243,038	9.1%	4,971	17.3%
	2,634,864	100.0%	$28,797	100.0%

(1)	We calculate annualized effective rent as monthly contractual rent as of March 31, 2015 multiplied by 12 months, less any tenant concessions.

(2)	We define retail stores as those that primarily sell goods, while services tenants primarily sell non-goods services.

The following table presents our grocery-anchor tenants by the amount of square footage leased by each tenant as of March 31, 2015 (dollars in thousands):

Tenant	Number of Locations(1)	Leased Square Feet	% of Leased Square Feet	Annualized Effective Rent(2)	% of Annualized Effective Rent
Walmart	3	359,892	13.7%	$2,726	9.5%
Publix	5	219,324	8.3%	1,721	6.0%
Albertsons-Safeway(3)	3	161,610	6.1%	1,056	3.7%
Kroger	3	158,479	6.0%	776	2.7%
Schnuck’s	2	127,292	4.8%	1,028	3.6%
Roundys(4)	1	76,129	2.9%	345	1.2%
SUPERVALU INC.(5)	1	71,664	2.7%	669	2.3%
Price Chopper	1	70,294	2.7%	500	1.7%
Ahold USA(6)	1	68,716	2.6%	1,146	4.0%
BJ’s Wholesale Club	1	68,160	2.6%	494	1.7%
Giant Eagle	1	61,866	2.3%	567	2.0%
Raley's	1	60,114	2.3%	240	0.8%
Save Mart(7)	1	54,239	2.1%	400	1.4%
Sprouts	1	28,001	1.1%	393	1.3%
	25	1,585,780	60.2%	$12,061	41.9%

(1)	Number of locations excludes auxiliary leases with grocery anchors such as fuel stations, pharmacies, and liquor stores, of which there were six as of March 31, 2015.

(2)	We calculate annualized effective rent as monthly contractual rent as of March 31, 2015 multiplied by 12 months, less any tenant concessions.

(3)	Safeway and United Supermarkets are affiliates of Albertsons-Safeway.

(4)	Pick 'N Save is an affiliate of Roundys.

(5)	Cub Foods is an affiliate of SUPERVALU INC.

(6)	Martin's is an affiliate of Ahold USA.

(7)	Food Maxx is a subsidiary of Save Mart.

Results of Operations

Summary of Operating Activities for the Three Months Ended March 31, 2015 and 2014

(In thousands, except per share amounts)			Favorable (Unfavorable) Change
	2015	2014
Operating Data:
Total revenues	$9,496	$54	$9,442
Property operating expenses	(1,722)	(8)	(1,714)
Real estate tax expenses	(1,293)	(7)	(1,286)
General and administrative expenses	(627)	(151)	(476)
Acquisition expenses	(1,165)	(202)	(963)
Depreciation and amortization	(4,187)	(33)	(4,154)
Interest expense, net	(701)	(2)	(699)
Other income, net	84	—	84
Net loss attributable to Company stockholders	$(115)	$(349)	$234

Net loss per share—basic and diluted	$(0.00)	$(0.26)	$0.26

We owned 25 properties as of March 31, 2015 and one property as of March 31, 2014, which was owned for less than 30 days as of such date.  Unless otherwise discussed below, year-over-year comparative differences for the three months ended March 31, 2015 and 2014, are almost entirely attributable to the number of properties owned and the length of ownership of these properties.

General and administrative expenses—The primary reasons for the $0.5 million increase in general and administrative expenses were a $0.2 million increase in consulting expenses, a $0.1 million increase in accounting fees, and a $0.2 million increase in other miscellaneous expenses attributable to the acquisition and ownership of 25 properties in 2014 and 2015.

Interest expense, net—The $0.7 million increase in interest expense is primarily comprised of a $0.5 million increase related to debt incurred in connection with the acquisition of 25 properties in 2014 and 2015, along with a $0.2 million increase in the amortization of loan closing costs and a $0.1 million increase in the amortization of unused loan fees, both related to the revolving credit facility.

Leasing Activity

Below is a summary of leasing activity for the three months ended March 31, 2015:

2015
New leases:
Number of leases	13
Square footage	44,027
First-year base rental revenue	$498,477
Average rent per square foot	$11.32
Renewals:
Number of leases	10
Square footage	69,016
First-year base rental revenue	$790,023
Average rent per square foot	$11.45
Average rent per square foot prior to renewals	$10.57

The cost of executing the leases and renewals, including leasing commissions, tenant improvement costs, and tenant concessions, was $8.99 per square foot.

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

Below is a reconciliation of net loss to NOI for the three months ended March 31, 2015 and 2014 (in thousands):

	2015	2014
Net loss	$(115)	$(349)
Adjusted to exclude:
Interest expense, net	701	2
Other income	(84)	—
General and administrative expenses	627	151
Acquisition expenses	1,165	202
Depreciation and amortization	4,187	33
Net amortization of above- and below-market leases	(230)	—
Straight-line rental income	(273)	(3)
NOI	$5,978	$36

Funds from Operations, Adjusted Funds from Operations, and Modified Funds from Operations

Funds from operations (“FFO”) is a non-GAAP performance financial measure that is widely recognized as a measure of REIT operating performance. We use FFO as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) to be net income (loss), computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of real estate property (including deemed sales and settlements of pre-existing relationships), plus depreciation and amortization on real estate assets and impairment charges, and after related adjustments for unconsolidated partnerships, joint ventures and noncontrolling interests. We believe that FFO is helpful to our investors and our management as a measure of operating performance because it excludes real estate-related depreciation and amortization, gains and losses from property dispositions, impairment charges, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which are not immediately apparent from net income. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or are requested or required by lessees for operational purposes in order to maintain the value disclosed. Since real estate values have historically risen or fallen with market conditions, including inflation, changes in interest rates, the business cycle, unemployment and consumer spending, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient. As a result, our management believes that the use of FFO, together with the required GAAP presentations, is helpful for our investors in understanding our performance. In particular, because GAAP impairment charges are not allowed to be reversed if the underlying fair values improve or because the timing of impairment charges may lag the onset of certain operating consequences, we believe FFO provides useful supplemental information related to current consequences, benefits and sustainability related to rental rate, occupancy and other core operating fundamentals. Additionally, we believe it is appropriate to exclude impairment charges from FFO, as these are fair value adjustments that are largely based on market fluctuations and assessments regarding general market conditions which can change over time. Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses. In addition, FFO will be affected by the types of investments in our targeted portfolio which will consist of, but are not limited to, necessity-based neighborhood and community shopping centers, first- and second-priority mortgage loans, mezzanine loans, bridge and other loans, mortgage-backed securities, collateralized debt obligations, and debt securities of real estate companies.

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

In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management’s investment models and analyses differentiate costs to acquire the investment from the operations derived from the investment. We have funded, and intend to continue to fund, both of these acquisition-related costs from offering proceeds and borrowings and generally not from operations. However, if offering proceeds and borrowings are not available to fund these acquisition-related costs, operational cash flows may be used to fund future acquisition-related costs. We believe by excluding expensed acquisition costs, AFFO and MFFO provide useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include those paid to the Advisor, the Sub-advisor or third parties.

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

Each of FFO, AFFO, and MFFO should not be considered as an alternative to net income (loss) or income (loss) from continuing operations under GAAP, or as an indication of our liquidity, nor is any of these measures indicative of funds available to fund our cash needs, including our ability to fund distributions. In particular, as we are currently in the acquisition phase of our life cycle, acquisition-related costs and other adjustments that are increases to AFFO and MFFO are, and may continue to be, a significant use of cash. MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is a stated value and there is no current net asset value determination. Additionally, AFFO and MFFO may not be useful measures of the impact of long-term operating performance on value if we do not continue to operate our business plan in the manner currently contemplated. Accordingly, FFO, AFFO, and MFFO should be reviewed in connection with other GAAP measurements. FFO, AFFO, and MFFO should not be viewed as more prominent measures of performance than our net income or cash flows from operations prepared in accordance with GAAP. Our FFO, AFFO, and MFFO as presented may not be comparable to amounts calculated by other REITs.

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

FFO, AFFO, AND MFFO
FOR THE PERIODS ENDED MARCH 31, 2015 AND 2014
(Unaudited)
(Amounts in thousands, except per share amounts)

	2015	2014
Calculation of FFO
Net loss	$(115)	$(349)
Add:
Depreciation and amortization of real estate assets	4,187	33
FFO	$4,072	$(316)
Calculation of AFFO
Funds from operations	$4,072	$(316)
Add:
Acquisition expenses	1,165	202
AFFO	$5,237	$(114)
Calculation of MFFO
AFFO	$5,237	$(114)
Less:
Net amortization of above- and below-market leases	(230)	—
Straight-line rental income	(273)	(3)
Amortization of market debt adjustment	(123)	—
MFFO	$4,611	$(117)
Weighted-average common shares outstanding - basic and diluted	25,186	1,335
Net loss per share - basic and diluted	$(0.00)	$(0.26)
FFO per share - basic and diluted	$0.16	$(0.24)
AFFO - basic and diluted	$0.21	$(0.09)
MFFO per share - basic and diluted	$0.18	$(0.09)

Liquidity and Capital Resources

General

Our principal demands for funds are for real estate and real estate-related investments and the payment of acquisition expenses, operating expenses, distributions to stockholders, debt payment, and payments on amounts due to our sponsors for organization and offering costs incurred on our behalf. Generally, we expect cash needed for items other than acquisitions and acquisition expenses to be generated from operations. The sources of our operating cash flows are primarily driven by the rental income received from leased properties. We expect to continue, through June 30, 2015, to raise capital through our initial public offering and to utilize such funds and proceeds from secured or unsecured financing to complete future property acquisitions. As of March 31, 2015, we had raised approximately $723.1 million in gross proceeds from our initial public offering, including $12.0 million through the DRIP.

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

As of March 31, 2015, we have $37.0 million of contractual debt obligations, representing mortgage loans secured by our real estate assets, excluding below-market debt adjustments of $1.8 million, net of accumulated amortization. As these mature, we intend to refinance our debt obligations, if possible, or pay off the balances at maturity using the remaining net proceeds of our primary offering or other proceeds from operations and/or corporate-level debt. As of March 31, 2015, we had access to a $200 million revolving credit facility, which may be expanded to $700 million, from which we may draw funds to pay certain long-term debt obligations as they mature. There were no outstanding borrowings under this facility as of March 31, 2015, nor did we have any borrowing capacity under the facility, as we had not yet designated any of our properties as being included in the calculation of the borrowing base as defined by the terms of the credit facility.

For the three months ended March 31, 2015, gross distributions of approximately $9.3 million were paid to stockholders, including $4.9 million of distributions reinvested through the DRIP, for net cash distributions of $4.4 million. On April 1, 2015, gross distributions of approximately $3.8 million were paid, including $2.0 million of distributions reinvested through the DRIP, for net cash distributions of $1.8 million. On May 1, 2015, gross distributions of approximately $4.1 million were paid, including $2.2 million of distributions reinvested through the DRIP, for net cash distributions of $1.9 million. Distributions were funded by a combination of cash generated from operating activities and proceeds from our primary offering.

We expect to pay a distribution on June 1, 2015 for the period from May 1, 2015 to May 31, 2015. On May 5, 2015, our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing June 1, 2015 through and including July 31, 2015. The authorized distributions equal an amount of $0.00445205 per share of common stock, par value $0.01 per share. A portion of each distribution is expected to constitute a return of capital for tax purposes.

Long-term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for real estate and real estate-related investments and the payment of acquisition expenses, operating expenses, distributions and redemptions to stockholders, and interest and principal on indebtedness. Generally, we expect to meet cash needs for items other than organization and offering costs, as well as acquisitions and acquisition expenses, from our cash flow from operations, and we expect to meet cash needs for acquisitions and acquisition expenses from the net proceeds of our initial public offering and from debt financings, including our revolving credit facility. As they mature, we intend to refinance our long-term debt obligations if possible, or pay off the balances at maturity using the remaining net proceeds of our primary offering or proceeds from operations and/or other corporate-level debt. We expect that substantially all net cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are funded; however, we have and may continue to use other sources to fund distributions as necessary, including proceeds from our initial public offering, and borrowings under current or future debt agreements.

Our charter limits our borrowings to 300% of our net assets (as defined in our charter); however, we may exceed that limit if a majority of our independent directors approves each borrowing in excess of our charter limitation and if we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. In all events, we expect that our secured and unsecured borrowings will be reasonable in relation to the net value of our assets and will be reviewed by our board of directors at least quarterly. As of March 31, 2015, our borrowings were 6.4% of our net assets.

We believe that careful use of debt will help us to achieve our diversification goals because we will have more funds available for investment. However, high levels of debt could cause us to incur higher interest charges and higher debt service payments, which would decrease the amount of cash available for distribution to our investors.

As of March 31, 2015 and December 31, 2014, our leverage ratio (calculated as total debt, less cash and cash equivalents, as a percentage of total real estate investments, including acquired intangible lease assets and liabilities, at cost) could not be calculated, as our cash balances exceeded our debt outstanding.

The table below summarizes our consolidated indebtedness at March 31, 2015 (dollars in thousands).

	Principal Amount at	Weighted- Average Interest Rate	Weighted- Average Years to Maturity
Debt(1)	March 31, 2015
Fixed-rate mortgages payable(2)	$36,983	5.7%	10.1

(1)	The debt maturity table does not include any below-market debt adjustment, of which $1.8 million, net of accumulated amortization, was outstanding as of March 31, 2015.

(2)	Currently all of our fixed-rate debt represents loans assumed as part of acquisitions. These loans typically have higher interest rates than interest rates associated with new debt.

Contractual Commitments and Contingencies

Our contractual obligations as of March 31, 2015, were as follows (in thousands):

	Payments due by period
	Total	2015	2016	2017	2018	2019	Thereafter
Long-term debt obligations - principal payments	$36,983	$452	$619	$9,460	$8,769	$547	$17,136
Long-term debt obligations - interest payments	15,163	1,581	2,074	1,702	1,368	932	7,506
Total	$52,146	$2,033	$2,693	$11,162	$10,137	$1,479	$24,642

Our portfolio debt instruments and the revolving credit facility contain certain covenants and restrictions. The following is a list of certain restrictive covenants specific to the revolving credit facility that were deemed significant:

•	limits the ratio of debt to total asset value, as defined, to 70%;

•	limits the ratio of secured debt to total asset value, as defined, to 40%, or 45% for four consecutive periods following a material acquisition;

•	requires the fixed charge ratio, as defined, to be 1.4 or greater; and

•	requires maintenance of certain minimum tangible net worth balances.
As of March 31, 2015, we were in compliance with all restrictive covenants of our outstanding debt obligations. We expect to continue to meet the requirements of our debt covenants over the short- and long-term.

Distributions

Distributions for the three months ended March 31, 2015 and 2014 accrued at an average daily rate of $0.00445205 per share of common stock.

Activity related to distributions to our stockholders for the three months ended March 31, 2015 and 2014, is as follows (in thousands):

	2015	2014
Gross distributions paid	$9,342	$148
Distributions reinvested through DRIP	4,883	70
Net cash distributions	4,459	78
Net loss attributable to stockholders	115	349
Net cash provided by (used) in operating activities	3,493	(151)
FFO(1)	4,072	(316)
1) See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures - Funds from Operations, Adjusted Funds from Operations and Modified Funds from Operations” for the definition of Funds from Operations and information regarding why we present Funds from Operations, as well as for a reconciliation of this non-GAAP financial measure to net loss.

There were gross distributions of $3.8 million and $3.0 million accrued and payable as of March 31, 2015 and December 31, 2014, respectively. During the first quarter of 2015, we funded 37% of our distributions with cash flows provided by operations and 11% from our primary offering. The remaining 52% was reinvested in shares of common stock through the DRIP.

  We expect to continue paying distributions monthly unless our results of operations, our general financial condition, general economic conditions or other factors make it imprudent to do so. The timing and amount of distributions will be determined by our board and will be influenced in part by our intention to comply with REIT requirements of the Internal Revenue Code.

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

Our general distribution policy is not to use the proceeds of our offering to pay distributions.  However, our board has the authority under our organizational documents, to the extent permitted by Maryland law, to pay distributions from any source without limit, including proceeds from our offering or the proceeds from the issuance of securities in the future, and, therefore, proceeds of our offering may fund distributions. As we have raised substantial amounts of offering proceeds and are continuing to seek additional opportunities to invest these proceeds on attractive terms, our cash provided by operating activities has not yet been sufficient to fund our ongoing distributions. Because we do not intend to borrow money for the specific purpose of funding distribution payments, we have funded, and may continue to fund, a portion of our distributions with proceeds from our offerings.

To maintain our qualification as a REIT, we must make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). If we meet the REIT qualification requirements, we generally will not be subject to U.S. federal income tax on the income that we distribute to our stockholders each year. However, we may be subject to certain state and local taxes on our income, property or net worth, respectively, and to federal income and excise taxes on our undistributed income.

We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders.

Critical Accounting Policies

There have been no changes to our critical accounting policies during the three months ended March 31, 2015. For a summary of our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 5, 2015.

Impact of Recently Issued Accounting Pronouncements—The following table provides a brief description of recent accounting pronouncements that could have a material effect on our financial statements:

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs
This update amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted.
		January 1, 2016	We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2015, we had no variable-rate debt outstanding and therefore are not directly exposed to interest rate changes. We may hedge a portion of any future exposure to interest rate fluctuations through the utilization of interest rate swaps in order to mitigate the risk of this exposure. We do not intend to enter into derivative or interest rate transactions for speculative purposes.  Our hedging decisions will be determined based upon the facts and circumstances existing at the time of the hedge and may differ from our currently anticipated hedging strategy.  Because we may use derivative financial instruments to hedge against interest rate fluctuations, we may be exposed to both credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties.  Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. As of March 31, 2015, we were not party to any interest rate swap agreements.

As the information presented above includes only those exposures that exist as of March 31, 2015, it does not consider those exposures or positions that could arise after that date. Hence, the information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

We do not have any foreign operations, and thus we are not exposed to foreign currency fluctuations.

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2015. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2015.
Internal Control Changes
During the quarter ended March 31, 2015, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Our organizational documents permit us to pay distributions from sources other than cash flow from operations. Specifically, some or all of our distributions may be paid from retained cash flow, from borrowings and from cash flow from investing activities, including the net proceeds from the sale of our assets, or from the net proceeds of our ‘‘reasonable best efforts’’ offering. Accordingly, until such time as we are generating cash flow from operations sufficient to cover distributions, during the pendency of our ‘‘reasonable best efforts’’ offering, we have and will likely continue to pay distributions from the net proceeds of the offering. We have not established any limit on the extent to which we may use alternate sources, including borrowings or proceeds of the offering, to pay distributions. We began declaring distributions to stockholders of record during February 2014. A portion of the distributions paid to stockholders to date have been paid from the net proceeds of our ‘‘reasonable best efforts’’ offering, which reduces the proceeds available for other purposes. For the three months ended March 31, 2015, we paid distributions of $9.3 million, including distributions reinvested through our distribution reinvestment plan, and our GAAP cash flows provided by operations were $3.5 million. To the extent we pay cash distributions, or a portion thereof, from sources other than cash flow from operations, we will have less capital available to invest in properties and other real estate-related assets, the book value per share may decline, and there will be no assurance that we will be able to sustain distributions at that level. In addition, by using the net proceeds of our ‘‘reasonable best efforts’’ offering to fund distributions, earlier investors may benefit from the investments made with funds raised later in our ‘‘reasonable best efforts’’ offering, while later investors may not benefit from all of the net offering proceeds raised from earlier investors.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

a)	We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the three months ended March 31, 2015.

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

As of March 31, 2015, we had issued 29.1 million shares of common stock, including 0.5 million shares sold through the DRIP, generating gross cash proceeds of $723.1 million and we had repurchased 4,604 shares from stockholders. As of March 31, 2015, we had incurred $46.4 million in selling commissions, all of which was reallowed to participating broker-dealers, $21.3 million in dealer manager fees, $8.2 million of which was reallowed to participating broker-dealers, and $17.1 million of other offering costs.

From the commencement of our public offering through March 31, 2015, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $638.2 million. As of March 31, 2015, we have used the net proceeds from our offerings, combined with debt financing, to purchase $386.5 million in real estate and to pay $6.6 million of acquisition fees and expenses.

c)	During the quarter ended March 31, 2015, we redeemed shares as follows:

Period	Total Number of Shares Redeemed(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2015	—	$—	—	(3)
February 2015	3,304	25.00	3,304	(3)
March 2015	—	—	—	(3)

(1)	All purchases of our equity securities by us in the three months ended March 31, 2015 were made pursuant to the share repurchase program.
(2)We announced the commencement of the share repurchase program on November 25, 2013.

(3)	We currently limit the dollar value and number of shares that may yet be repurchased under the share repurchase program as described below.

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

We limit the number of shares repurchased pursuant to our share repurchase program during any calendar year to 5% of the weighted-average number of shares of common stock outstanding during the prior calendar year. Funding for the share repurchase program will be derived from proceeds we maintain from the sale of shares under the DRIP and other operating funds, if any, as our board of directors, in its sole discretion, may reserve for this purpose. Our board of directors reserves the right, in its sole discretion, at any time and from time to time, to reject any request for repurchase. We cannot guarantee that the funds set aside for the share repurchase program will be sufficient to accommodate all requests made each year. However, a stockholder may withdraw its request at any time or ask that we honor the request when funds are available. Pending repurchase requests will be honored on a pro rata basis. The limitations described above do not apply to shares repurchased due to a stockholder’s death, “qualifying disability,” or “determination of incompetence.”

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Mine Safety Disclosures

Not Applicable.

Item 5.        Other Information

None.

Item 6.          Exhibits

Ex.	Description

10.1
Advisory Agreement by and among the Company, Phillips Edison Grocery Center Operating Partnership II, L.P. and American Realty Capital PECO II Advisors, LLC, dated January 9, 2015 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.2
Advisory Agreement by and among the Company, Phillips Edison Grocery Center Operating Partnership II, L.P. and American Realty Capital PECO II Advisors, LLC, dated January 22, 2015 (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.3
Amended and Restated Sub-advisory Agreement between American Realty Capital PECO II Advisors, LLC and Phillips Edison NTR II LLC, dated January 22, 2015 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*
101.1
The following information from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statement of Operations and Comprehensive Loss; (iii) Consolidated Statement of Equity; and (iv) Consolidated Statement of Cash Flows*

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS EDISON – ARC GROCERY CENTER REIT II, INC.

Date: May 7, 2015	By:	/s/ Jeffrey S. Edison
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2015	By:	/s/ Devin I. Murphy
Devin I. Murphy
Chief Financial Officer
(Principal Financial Officer)