Form 10-Q
period 2015-06-30
PHILLIPS EDISON GROCERY CENTER REIT II, INC.
filed 2015-08-06
CIK 1581405

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2015, there were 40.4 million outstanding shares of common stock of Phillips Edison Grocery Center REIT II, Inc.

PART I.        FINANCIAL INFORMATION

Item 1.          Financial Statements

PHILLIPS EDISON GROCERY CENTER REIT II, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2015 AND DECEMBER 31, 2014
(Unaudited)
(In thousands, except per share amounts)

	June 30, 2015	December 31, 2014
ASSETS
Investment in real estate:
Land and improvements	$155,535	$103,612
Building and improvements	321,685	204,860
Acquired intangible lease assets	53,540	33,082
Total investment in real estate assets	530,760	341,554
Accumulated depreciation and amortization	(13,455)	(3,689)
Total investment in real estate assets, net	517,305	337,865
Cash and cash equivalents	343,288	179,117
Deferred financing expense, net of accumulated amortization of $847 and $379, respectively	3,203	3,073
Prepaid expenses, net – affiliates	2,738	—
Other assets, net	34,952	6,581
Total assets	$901,486	$526,636

LIABILITIES AND EQUITY
Liabilities:
Mortgages and loans payable	$71,363	$29,928
Acquired below-market lease intangibles, less accumulated amortization of $1,166 and $330, respectively	22,727	16,919
Distributions payable	4,931	3,045
Accounts payable – affiliates	—	3,386
Accounts payable and other liabilities	8,699	4,857
Total liabilities	107,720	58,135
Commitments and contingencies (Note 9)	—	—
Equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized, zero shares issued and outstanding at June 30, 2015
and December 31, 2014	—	—
Common stock, $0.01 par value per share, 1,000,000 shares authorized, 38,241 and 22,548 shares issued and
outstanding at June 30, 2015 and December 31, 2014, respectively	382	225
Additional paid-in capital	841,254	490,996
Accumulated deficit	(47,870)	(22,720)
Total equity	793,766	468,501
Total liabilities and equity	$901,486	$526,636

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Rental income	$8,830	$433	$15,836	$474
Tenant recovery income	2,673	106	4,972	118
Other property income	52	—	243	1
Total revenues	11,555	539	21,051	593
Expenses:
Property operating	1,929	90	3,651	98
Real estate taxes	1,658	53	2,951	60
General and administrative	556	418	1,183	569
Acquisition expenses	2,506	384	3,671	586
Depreciation and amortization	5,275	223	9,462	256
Total expenses	11,924	1,168	20,918	1,569
Other income (expense):
Interest expense, net	(944)	(130)	(1,645)	(132)
Other income	84	—	168	—
Net loss	$(1,229)	$(759)	$(1,344)	$(1,108)
Per share information - basic and diluted:
Net loss per share - basic and diluted	$(0.04)	$(0.13)	$(0.05)	$(0.30)
Weighted-average common shares outstanding - basic and diluted	33,826	5,913	29,530	3,637

Comprehensive loss:
Net loss	$(1,229)	$(759)	$(1,344)	$(1,108)
Other comprehensive income (loss)	—	—	—	—
Comprehensive loss	$(1,229)	$(759)	$(1,344)	$(1,108)

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(Unaudited)
(In thousands, except per share amounts)

			Additional
	Common Stock		Paid-In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2014	9	$—	$200	$(145)	$55
Issuance of common stock	8,871	89	220,505	—	220,594
Distribution reinvestment plan (DRIP)	38	—	909	—	909
Common distributions declared, $0.67 per share	—	—	—	(2,921)	(2,921)
Offering costs	—	—	(28,987)	—	(28,987)
Net loss	—	—	—	(1,108)	(1,108)
Balance at June 30, 2014	8,918	$89	$192,627	$(4,174)	$188,542

Balance at January 1, 2015	22,548	$225	$490,996	$(22,720)	$468,501
Issuance of common stock	15,218	152	377,894	—	378,046
Share repurchases	(10)	—	(1,763)	—	(1,763)
DRIP	485	5	11,523	—	11,528
Common distributions declared, $0.81 per share	—	—	—	(23,806)	(23,806)
Offering costs	—	—	(37,396)	—	(37,396)
Net loss	—	—	—	(1,344)	(1,344)
Balance at June 30, 2015	38,241	$382	$841,254	$(47,870)	$793,766

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(Unaudited)
(In thousands)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,344)	$(1,108)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,139	252
Net amortization of above- and below-market leases	(475)	34
Amortization of deferred financing expense	468	3
Straight-line rental income	(636)	(43)
Changes in operating assets and liabilities:
Prepaid expenses and accounts payable – affiliates	401	(103)
Other assets	(1,647)	59
Accounts payable and other liabilities	1,782	488
Net cash provided by (used in) operating activities	7,688	(418)
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(163,359)	(15,687)
Capital expenditures	(2,095)	(100)
Change in restricted cash	(618)	(42)
Net cash used in investing activities	(166,072)	(15,829)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	378,046	220,594
Payment of offering costs	(43,921)	(24,399)
Distributions paid, net of DRIP	(10,392)	(966)
Repurchases of common stock	(252)	—
Payments on mortgages, notes, and loans payable	(328)	(337)
Payments of deferred financing expenses	(598)	(257)
Net cash provided by financing activities	322,555	194,635
NET INCREASE IN CASH AND CASH EQUIVALENTS	164,171	178,388
CASH AND CASH EQUIVALENTS:
Beginning of period	179,117	100
End of period	$343,288	$178,488

SUPPLEMENTAL CASHFLOW DISCLOSURE, INCLUDING NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$1,173	$69
Fair value of debt assumed	42,085	12,933
Accrued capital expenditures	1,057	46
Accrued loan financing costs	—	196
Change in offering costs payable to sponsor(s)	(6,525)	2,730
Reclassification of deferred offering costs to additional paid-in capital	—	1,858
Change in distributions payable	1,886	1,046
Change in accrued share repurchase obligation	1,511	—
Distributions reinvested	11,528	909

See notes to consolidated financial statements.

 Phillips Edison Grocery Center REIT II, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1. ORGANIZATION

Phillips Edison Grocery Center REIT II, Inc., (“we,” the “Company,” “our,” or “us”) was formed as a Maryland corporation in June 2013. Substantially all of our business is conducted through Phillips Edison—Grocery Center Operating Partnership II, L.P. (the “Operating Partnership”), a Delaware limited partnership formed in June 2013. We are a limited partner of the Operating Partnership, and our wholly owned subsidiary, PE Grocery Center OP GP II LLC, is the sole general partner of the Operating Partnership. As we accept subscriptions for shares in our continuous public offering, we will transfer all of the net proceeds of the offering to the Operating Partnership as a capital contribution in exchange for units of limited partnership interest; however, we are deemed to have made capital contributions in the amount of the gross offering proceeds received from investors.

We are offering to the public, pursuant to a registration statement filed on Form S-11 with the Securities and Exchange Commission (the “SEC”) and declared effective on November 25, 2013, $2.475 billion in shares of common stock on a “reasonable best efforts” basis in our initial public offering (“our initial public offering”). Our initial public offering consists of a primary offering of $2.0 billion in shares offered to investors at a price of $25.00 per share, with discounts available for certain categories of purchasers, and $0.475 billion in shares offered to stockholders pursuant to a distribution reinvestment plan (the “DRIP”) at a price of $23.75 per share. We have the right to reallocate the shares of common stock offered between the primary offering and the DRIP. On January 22, 2015, our board of directors initially made the determination to close the primary portion of our initial public offering upon the earlier of (i) June 30, 2015 or (ii) the sale of $1.6 billion in shares of our common stock. On May 28, 2015, our board of directors made the determination to continue to offer shares under the primary portion of our ongoing initial public offering until the earlier of (i) September 15, 2015 or (ii) the sale of $1.6 billion in shares of our common stock. We extended the closing date of this offering in an effort to accomplish our previously stated objective of raising $1.6 billion of proceeds that will be used to grow and diversify our portfolio of grocery-anchored shopping centers. As of August 4, 2015, we had raised $1.0 billion since inception, inclusive of shares sold under the DRIP.

Our advisor is American Realty Capital PECO II Advisors, LLC (the “Advisor”), a limited liability company that was formed in the State of Delaware in July 2013 and is under common control with AR Capital LLC (the “AR Capital sponsor”). We entered into an advisory agreement, dated January 22, 2015, which makes the Advisor responsible for the management of our day-to-day activities and the implementation of our investment strategy. The Advisor has delegated certain duties under the advisory agreement, including the management of our day-to-day operations and our portfolio of real estate assets, to Phillips Edison NTR II LLC (the “Sub-advisor”), which is directly or indirectly owned by Phillips Edison Limited Partnership (the “Phillips Edison sponsor”), and Michael Phillips and Jeffrey Edison, principals of our Phillips Edison sponsor. Notwithstanding such delegation to the Sub-advisor, the Advisor retains ultimate responsibility for the performance of all the matters entrusted to it under the advisory agreement.

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

As of June 30, 2015, we owned fee simple interests in 31 real estate properties, acquired from third parties unaffiliated with us, the Advisor, or the Sub-advisor.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Set forth below is a summary of the significant accounting estimates and policies that management believes are important to the preparation of our consolidated interim financial statements. Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and require the application of significant judgment by management. As a result, these estimates are subject to a degree of uncertainty. There have been no changes to our significant accounting policies during the six months ended June 30, 2015. For a full summary of our accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 5, 2015.

Basis of Presentation and Principles of Consolidation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report on Form 10-Q should refer to the audited consolidated financial statements of Phillips Edison Grocery Center REIT II, Inc. for the year ended December 31, 2014, which are included in our 2014 Annual Report on Form 10-K, as certain footnote disclosures contained in such audited consolidated financial statements have been omitted from this Quarterly Report on Form 10-Q. In the opinion of management, all normal and recurring adjustments necessary for the fair presentation have been included in this Quarterly Report. Our results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the operating results expected for the full year.

The accompanying consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany balances and transactions are eliminated upon consolidation.

Earnings Per Share—Earnings per share (“EPS”) is calculated based on the weighted-average number of common shares outstanding during each period. Diluted EPS considers the effect of any potentially dilutive share equivalents for the three and six months ended June 30, 2015 and 2014.

There were 86,238 and 1,247 Class B units of the Operating Partnership outstanding and held by the Advisor and the Sub-advisor as of June 30, 2015 and 2014, respectively. The vesting of the Class B units is contingent upon a market condition and service condition. The satisfaction of the market or service condition was not probable as of June 30, 2015, and, therefore, the Class B units are not included in the calculation of EPS.

Reclassifications—The following line items on our consolidated balance sheet as of December 31, 2014 were reclassified to conform to the current year presentation:

•	Distributions payable was reclassified from accounts payable and other liabilities to its own line item; and

•	Restricted cash was reclassified from its own line item to other assets, net.

The following line items on our consolidated statement of cash flows for the six months ended June 30, 2014 were reclassified to conform to the current year presentation:

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
ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis
This update amends the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. It may be adopted either retrospectively or on a modified retrospective basis. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted.
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

3. EQUITY

General—We have the authority to issue a total of 1 billion shares of common stock with a par value of $0.01 per share and 10 million shares of preferred stock, $0.01 par value per share. As of June 30, 2015, we had issued 38.3 million shares of common stock generating gross proceeds of $950.1 million. We had issued no shares of preferred stock. The holders of shares of common stock are entitled to one vote per share on all matters voted on by stockholders, including election of the board of directors. Our charter does not provide for cumulative voting in the election of directors.

Distribution Reinvestment Plan—We have adopted the DRIP that allows stockholders to invest distributions in additional shares of our common stock at a price equal to $23.75 per share. Stockholders who elect to participate in the DRIP, and who are subject to U.S. federal income tax, may incur a tax liability on an amount equal to the fair value on the relevant distribution date of the shares of our common stock purchased with reinvested distributions, even though such stockholders have elected not to receive the distributions used to purchase those shares of common stock in cash. Distributions reinvested through the DRIP for the three months ended June 30, 2015 and 2014, were $6.6 million and $0.8 million, respectively. Distributions reinvested through the DRIP for the six months ended June 30, 2015 and 2014 were $11.5 million and $0.9 million, respectively.

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

The board of directors may, in its sole discretion, amend, suspend, or terminate the share repurchase program without stockholder approval upon 30 days’ written notice. The board of directors also reserves the right, in its sole discretion, at any time and from time to time, to reject any request for repurchase.

The following table presents the activity of the share repurchase program for the three and six months ended June 30, 2015 (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2015	June 30, 2015
Shares repurchased	7	10
Cost of repurchases	$170	$253
Average repurchase price	$25.00	$25.00

We record a liability representing our obligation to repurchase shares of common stock submitted for repurchase as of period end but not yet repurchased. Below is a summary of our obligation to repurchase shares of common stock recorded as a component of accounts payable and other liabilities on our consolidated balance sheets as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Shares submitted for repurchase	69	3
Liability recorded	$1,594	$83

4. FAIR VALUE MEASUREMENTS

ASC 820, Fair Value Measurements (“ASC 820”) defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. ASC 820 emphasizes that fair value is intended to be a market-based measurement, as opposed to a transaction-specific measurement. Fair value is defined by ASC 820 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, various techniques and assumptions can be used to estimate the fair value. Assets and liabilities are measured using inputs from three levels of the fair value hierarchy, as follows:
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

The following describes the methods we use to estimate the fair value of our financial and non-financial assets and liabilities:

Cash and cash equivalents, restricted cash, accounts receivable, and accounts payable—We consider the carrying values of these financial instruments to approximate fair value because of the short period of time between origination of the instruments and their expected realization. Included in cash and cash equivalents as of June 30, 2015 and December 31, 2014, was $30.0 million in a money market fund for which we consider the carrying value to approximate fair value based on Level 1 inputs.

Real estate investments—The purchase prices of the investment properties, including related lease intangible assets and liabilities, were allocated at estimated fair value based on Level 3 inputs, such as discount rates, capitalization rates, comparable sales, replacement costs, income and expense growth rates and current market rents and allowances as determined by management. Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable, or at least annually. In such an event, a comparison will be made of the projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset.

Mortgages and loans payable—We estimate the fair value of our debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by our lenders using Level 3 inputs.  The discount rate used approximated current lending rates for loans or groups of loans with similar maturities and credit quality, assuming the debt is outstanding through maturity and considering the debt’s collateral (if applicable).  We have utilized market information, as available, or present value techniques to estimate the amounts required to be disclosed.

The following is a summary of discount rates and borrowings as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015	December 31, 2014
Discount rates:
Secured fixed-rate debt	3.35%	4.30%
Borrowings:
Fair value	$74,994	$31,141
Recorded value	71,363	29,928

5. REAL ESTATE ACQUISITIONS

During the six months ended June 30, 2015, we acquired 11 grocery-anchored retail centers and one strip center adjacent to a previously acquired grocery-anchored retail center for an aggregate purchase price of approximately $180.2 million, including $41.0 million of assumed debt with a fair value of $42.1 million. During the six months ended June 30, 2014, we acquired two grocery-anchored retail centers for a purchase price of approximately $28.7 million, including $12.6 million of assumed debt with a fair value of $12.9 million. The following tables present certain additional information regarding our acquisitions of properties which were deemed individually immaterial when acquired, but are material in the aggregate.

For the six months ended June 30, 2015 and 2014, we allocated the purchase price of acquisitions to the fair value of the assets acquired and liabilities assumed as follows (in thousands):

	2015	2014
Land and improvements	$51,205	$9,144
Building and improvements	115,219	15,509
Acquired in-place leases	18,560	2,154
Acquired above-market leases	1,898	1,906
Acquired below-market leases	(6,644)	(46)
Total assets and lease liabilities acquired	180,238	28,667
Fair value of assumed debt at acquisition	42,085	12,933
Net assets acquired	$138,153	$15,734

The weighted-average amortization periods for acquired in-place lease, above-market lease, and below-market lease intangibles acquired during the six months ended June 30, 2015 and 2014 are as follows (in years):

	2015	2014
Acquired in-place leases	8	9
Acquired above-market leases	7	12
Acquired below-market leases	16	9

The amounts recognized for revenues, acquisition expenses and net loss from each respective acquisition date to June 30, 2015 and 2014 related to the operating activities of our acquisitions are as follows (in thousands):

	2015	2014
Revenues	$4,187	$593
Acquisition expenses	3,395	549
Net loss	3,174	503

The following unaudited pro forma information summarizes selected financial information from our combined results of operations, as if all of our acquisitions for 2014 and 2015 had been acquired on January 1, 2014. Acquisition expenses related to each respective acquisition are not expected to have a continuing impact and, therefore, have been excluded from these pro forma results. This pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of the period, nor does it purport to represent the results of future operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Pro forma revenues	$12,909	$10,974	$26,076	$23,676
Pro forma net income	1,381	780	2,746	2,024

6. ACQUIRED INTANGIBLE ASSETS

Acquired intangible lease assets consisted of the following as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Acquired in-place leases	$47,664	$29,104
Acquired above-market leases	5,876	3,978
Total acquired intangible lease assets	53,540	33,082
Accumulated amortization	(4,072)	(1,237)
Net acquired intangible lease assets	$49,468	$31,845

Summarized below is the amortization recorded on the intangible assets for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Acquired in-place leases(1)	$1,375	$61	$2,474	$73
Acquired above-market leases(2)	207	34	361	34
Total	$1,582	$95	$2,835	$107
(1) Amortization recorded on acquired in-place leases was included in depreciation and amortization in the consolidated statements of operations.
(2) Amortization recorded on acquired above-market leases was an adjustment to rental revenue in the consolidated statements of operations.

Estimated future amortization of the respective acquired intangible lease assets as of June 30, 2015 for the remainder of 2015, for each of the five succeeding calendar years, and thereafter is as follows (in thousands):

Year	In-Place Leases	Above-Market Leases
July 1 to December 31, 2015	$2,962	$432
2016	6,020	871
2017	6,013	820
2018	5,236	741
2019	4,533	635
2020 and thereafter	19,368	1,837
Total	$44,132	$5,336

7. MORTGAGES AND LOANS PAYABLE

As of June 30, 2015 and December 31, 2014, we had approximately $69.0 million and $28.3 million, respectively, of outstanding mortgage notes payable, excluding fair value of debt adjustments. Each mortgage note payable is secured by the respective property on which the debt was placed.

As of June 30, 2015, we had access to a $200 million revolving credit facility, which may be expanded to $700 million. The interest rate on the revolving credit facility is variable, based on the prime rate, one-month LIBOR, or the federal funds rate and is affected by other factors, such as company size and leverage. The credit facility matures on July 2, 2018, with two six-month extension options to extend the maturity to July 2, 2019 that we may exercise upon payment of an extension fee equal to 0.075% of the total commitments under the facility at the time of each extension. There were no outstanding borrowings under this facility as of June 30, 2015, nor did we have any borrowing capacity under the facility, as we had not yet designated any of our properties as being included in the calculation of the borrowing base as defined by the terms of the credit facility.

Of the amounts outstanding on our mortgages and loans payable at June 30, 2015, there are no loans maturing in 2015. As of June 30, 2015 and December 31, 2014, the weighted-average interest rate for the loans was 5.7% and 5.8%, respectively.

The table below summarizes our loan assumptions in conjunction with property acquisitions for the six months ended June 30, 2015 and 2014 (dollars in thousands):

	2015	2014
Number of properties acquired with loan assumptions	3	1
Carrying value of assumed debt at acquisition	$40,996	$12,618
Fair value of assumed debt at acquisition	42,085	12,933

The assumed debt market adjustments will be amortized over the remaining lives of the related loans, and this amortization is classified as interest expense. The amortization recorded on the assumed below-market debt adjustments was $199,000 and $3,000 for the three months ended June 30, 2015 and 2014, respectively. The amortization recorded on the assumed below-market debt adjustment was $322,000 and $3,000 for the six months ended June 30, 2015 and 2014, respectively.

The following is a summary of our debt obligations as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Fixed-rate mortgages payable(1)	$68,988	$28,320
Assumed below-market debt adjustment	2,375	1,608
Total	$71,363	$29,928

(1)
Due to the non-recourse nature of these mortgages, the assets and liabilities of the properties are neither available to pay the debts of the consolidated limited liability companies that hold such properties nor constitute obligations of such consolidated limited liability companies as of June 30, 2015.

Below is a listing of our maturity schedule with the respective principal payment obligations (in thousands) and weighted-average interest rates:

	2015 (1)	2016	2017	2018	2019	Thereafter	Total
Maturing debt(2)
Fixed-rate mortgages payable	$396	$20,812	$21,343	$8,774	$551	$17,112	$68,988
Weighted-average interest rate on debt:
Fixed-rate mortgages payable	5.6%	5.7%	5.6%	6.6%	5.3%	5.4%	5.7%

(1)	Includes only July 1, 2015 through December 31, 2015.

(2)	The debt maturity table does not include any assumed below-market debt adjustment.

8. ACQUIRED BELOW-MARKET LEASE INTANGIBLES

Amortization recorded on the acquired below-market lease intangible liabilities for the three and six months ended June 30, 2015 was $0.4 million and $0.8 million, respectively. An immaterial amount of amortization was recorded on the acquired below-market lease intangible liabilities for the three and six months ended June 30, 2014. The recorded amortization was an adjustment to rental revenue in the consolidated statements of operations.

Estimated future amortization income of the intangible lease liabilities as of June 30, 2015 for the remainder of 2015, each of the five succeeding calendar years, and thereafter is as follows (in thousands):

Year	Below-Market Leases
July 1 to December 31, 2015	$941
2016	1,904
2017	1,699
2018	1,571
2019	1,464
2020 and thereafter	15,148
Total	$22,727

9. COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, we may become subject to litigation or claims. There are no material legal proceedings pending, or known to be contemplated, against us.

Environmental Matters

In connection with the ownership and operation of real estate, we may be potentially liable for costs and damages related to environmental matters. We will record liabilities as they arise related to environment obligations. We have not been notified by any governmental authority of any material non-compliance, liability or other claim, nor are we aware of any other environmental condition that we believe will have a material impact on our consolidated financial statements.

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

Advisory Agreement—Pursuant to our advisory agreement, the Advisor is entitled to specified fees for certain services, including managing our day-to-day activities and implementing our investment strategy. The Advisor has entered into an amended and restated sub-advisory agreement with the Sub-advisor, which manages our day-to-day affairs and our portfolio of real estate investments on behalf of the Advisor, subject to the board’s supervision and certain major decisions requiring the consent of both the Advisor and Sub-advisor. The expenses to be reimbursed to the Advisor and Sub-advisor will be reimbursed in proportion to the amount of expenses incurred on our behalf by the Advisor and Sub-advisor, respectively.

Organization and Offering Costs—Under the terms of the advisory agreement, we are to reimburse on a monthly basis the Advisor and the Sub-advisor or their respective affiliates (the “Advisor Entities”) for cumulative organization and offering costs and future organization and offering costs they may incur on our behalf but only to the extent that the reimbursement would not exceed 2.0% of gross proceeds raised in all primary offerings measured at the completion of such primary offering.

Summarized below are the cumulative organization and offering costs charged by and the cumulative costs reimbursed to the Advisor Entities as of June 30, 2015 and December 31, 2014, and any related amounts (prepaid) unpaid as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Total organization and offering costs charged	$18,136	$16,381
Total organization and offering costs reimbursed	21,458	13,178
Total (prepaid) unpaid organization and offering costs	$(3,322)	$3,203

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

Acquisition Expenses—We reimburse the Sub-advisor for expenses actually incurred related to selecting, evaluating, and acquiring assets on our behalf. During the six months ended June 30, 2015 and 2014, we reimbursed the Sub-advisor for personnel costs related to due diligence services for assets we acquired during the period.

Asset Management Subordinated Participation—Within 60 days after the end of each calendar quarter (subject to the approval of our board of directors), we will pay an asset management subordinated participation by issuing a number of restricted operating partnership units designated as Class B Units to the Advisor and Sub-advisor equal to: (i) 0.25% multiplied by (a) prior to the date on which we calculate an estimated net asset value (“NAV”) per share, the cost of assets and (b) on and after the date on which we calculate an estimated NAV per share, the lower of the cost of assets and the applicable quarterly NAV divided by (ii) (a) prior to the date on which we calculate an estimated NAV per share, the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the primary offering price minus selling commissions and dealer manager fees) and (b) on and after the date on which we calculate an estimated NAV per share, the per share NAV.

The Advisor and Sub-advisor are entitled to receive distributions on the vested and unvested Class B units they receive in connection with their asset management subordinated participation at the same rate as distributions are paid to common stockholders. Such distributions are in addition to the incentive fees that the Advisor Entities may receive from us. During the six months ended June 30, 2015, the Operating Partnership issued 68,813 Class B units to the Advisor and the Sub-advisor under the advisory agreement for the asset management services performed by the Advisor and the Sub-advisor during the period from October 1, 2014 to March 31, 2015. These Class B units will not vest until an economic hurdle has been met. The Advisor and the Sub-advisor or one of their respective affiliates must continue to provide advisory services through the date that such economic hurdle is met. The economic hurdle will be met when the value of the Operating Partnership’s assets plus all distributions made equal or exceed the total amount of capital contributed by investors plus a 6.0% cumulative, pre-tax, non-compounded annual return thereon.

Financing Coordination Fee—When our Advisor Entities provide services in connection with the origination or refinancing of any debt that we obtain and use to finance properties or other permitted investments, we pay the Advisor Entities a financing fee equal to 0.75% of all amounts made available under any such loan or line of credit.

Disposition Fee—For substantial assistance in connection with the sale of properties or other investments, we will pay our Advisor Entities up to the lesser of: (i) 2.0% of the contract sales price of each property or other investment sold; or (ii) one-half of the total brokerage commissions paid if a non-affiliated broker is also involved in the sale, provided that total real estate commissions paid (to our Advisor Entities and others) in connection with the sale may not exceed the lesser of a competitive real estate commission or 6.0% of the contract sales price. The Conflicts Committee will determine whether our Advisor Entities have provided substantial assistance to us in connection with the sale of an asset. Substantial assistance in connection with the sale of a property includes our Advisor Entities’ preparation of an investment package for the property (including an investment analysis, rent rolls, tenant information regarding credit, a property title report, an environmental report, a structural report and exhibits) or such other substantial services performed by our Advisor Entities in connection with a sale.

General and Administrative Expenses—As of June 30, 2015 and December 31, 2014, we owed the Advisor Entities $9,000 and $11,000, respectively, for general and administrative expenses paid on our behalf. As of June 30, 2015, neither the Advisor nor the Sub-advisor had allocated any portion of their employees’ salaries to general and administrative expenses.

Summarized below are the fees earned by and the expenses reimbursable to the Advisor Entities, except for organization and offering costs and general and administrative expenses, which we disclose above, for the three and six months ended June 30, 2015 and 2014 and any related amounts unpaid as of June 30, 2015 and December 31, 2014 (in thousands):

	Three Months Ended		Six Months Ended		Unpaid Amount as of
	June 30,		June 30,		June 30,	December 31,
	2015	2014	2015	2014	2015	2014
Acquisition fees	$1,144	$172	$1,794	$284	$—	$—
Acquisition expenses	154	27	238	41	—	—
Class B unit distribution(1)	7	—	16	—	5	3
Financing fees	241	95	307	95	—	—
Total	$1,546	$294	$2,355	$420	$5	$3

(1)	Represents the distributions paid to the Advisor and the Sub-advisor as holders of Class B units of the Operating Partnership.

Annual Subordinated Performance Fee—We may pay our Advisor Entities an annual subordinated performance fee calculated on the basis of our total return to stockholders, payable annually in arrears, such that for any year in which our total return on stockholders’ capital exceeds 6.0% per annum, our Advisor Entities will be entitled to 15.0% of the amount in excess of such 6.0% per annum, provided that the amount paid to the Advisor Entities does not exceed 10.0% of the aggregate total return for that year. No such amounts have been incurred or payable to date.

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

Property Management Fee—Commencing June 1, 2014, the amount we pay to the Property Manager in monthly property management fees decreased from 4.5% to 4.0% of the monthly gross cash receipts from the properties managed by the Property Manager. In the event that we contract directly with a non-affiliated third-party property manager with respect to a property, we will pay the Property Manager a monthly oversight fee equal to 1.0% of the gross revenues of the property managed.

Leasing Commissions—In addition to the property management fee or oversight fee, if the Property Manager provides leasing services with respect to a property, we will pay the Property Manager leasing fees in an amount equal to the leasing fees charged by unaffiliated persons rendering comparable services based on national market rates. The Property Manager shall be paid a leasing fee in connection with a tenant’s exercise of an option to extend an existing lease, and the leasing fees payable to the Property Manager may be increased by up to 50% in the event that the Property Manager engages a co-broker to lease a particular vacancy. We reimburse the costs and expenses incurred by the Property Manager on our behalf, including employee compensation, legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, as well as fees and expenses of third-party accountants.

Construction Management Fee—If we engage the Property Manager to provide construction management services with respect to a particular property, we will pay a construction management fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the property.

Other Fees and Reimbursements—The Property Manager hires, directs and establishes policies for employees who have direct responsibility for the operations of each real property it manages, which may include, but is not limited to, on-site managers and building and maintenance personnel. Certain employees of the Property Manager may be employed on a part-time basis and may also be employed by the Sub-advisor or certain of its affiliates. The Property Manager also directs the purchase of equipment and supplies and will supervise all maintenance activity.

Summarized below are the fees earned by and the expenses reimbursable to the Property Manager for the three and six months ended June 30, 2015 and 2014 and any related amounts unpaid as of June 30, 2015 and December 31, 2014 (in thousands):

	Three Months Ended		Six Months Ended		Unpaid Amount as of
	June 30,		June 30,		June 30,	December 31,
	2015	2014	2015	2014	2015	2014
Property management fees	$436	$22	$766	$24	$171	$97
Leasing commissions	376	7	798	7	212	43
Construction management fees	67	5	87	5	40	5
Other fees and reimbursements	257	11	507	17	147	24
Total	$1,136	$45	$2,158	$53	$570	$169

Dealer Manager—The Dealer Manager is a member firm of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and was organized on August 29, 2007. The Dealer Manager is under common control with our AR Capital sponsor and provides certain sales, promotional and marketing services in connection with the distribution of the shares of common stock offered under our offering. Excluding shares sold pursuant to the “friends and family” program, the Dealer Manager will generally be paid a sales commission equal to 7.0% of the gross proceeds from the sale of shares of the common stock sold in the primary offering and a dealer manager fee equal to 3.0% of the gross proceeds from the sale of shares of the common stock sold in the primary offering.

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

Starting with the commencement of our public offering, we utilized transfer agent services provided by an affiliate of the Dealer Manager. Fees incurred from the transfer agent represent amounts paid by our Sub-advisor to the affiliate of the Dealer Manager for such services. We reimburse our Sub-advisor for these fees through the payment of organization and offering costs. The following table details total selling commissions, dealer manager fees, and service fees paid to the Dealer Manager and its affiliate related to the sale of common stock for the three and six months ended June 30, 2015 and 2014 and any related amounts unpaid, which are included as a component of total unpaid organization and offering costs, as of June 30, 2015 and December 31, 2014 (in thousands):

	Three Months Ended		Six Months Ended		Unpaid Amount as of
	June 30,		June 30,		June 30,	December 31,
	2015	2014	2015	2014	2015	2014
Total commissions and fees incurred from Dealer Manager	$20,690	$13,202	$35,641	$21,006	$—	$—
Fees incurred from the transfer agent	300	144	568	213	300	220

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

Approximate future rentals to be received under non-cancelable operating leases in effect at June 30, 2015, assuming no new or renegotiated leases or option extensions on lease agreements, are as follows (in thousands):

Year	Amount
July 1 to December 31, 2015	$18,721
2016	36,017
2017	33,259
2018	29,374
2019	23,916
2020 and thereafter	108,376
Total	$249,663

No single tenant comprised 10% or more of our aggregate annualized effective rent as of June 30, 2015.

12. SUBSEQUENT EVENTS

Sale of Shares of Common Stock

From July 1, 2015 through July 31, 2015, we raised gross proceeds of approximately $55.5 million through the issuance of 2.2 million shares of common stock under our offering. As of August 1, 2015, approximately 40.4 million shares remained available for sale to the public under our offering, exclusive of shares available under the DRIP.

Distributions to Stockholders

Distributions equal to a daily amount of $0.00445205 per share of common stock outstanding were paid subsequent to June 30, 2015 to the stockholders of record from June 1, 2015 through July 31, 2015 as follows (in thousands):

Distribution Period	Date Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through the DRIP	Net Cash Distribution
June 1, 2015 through June 30, 2015	7/1/2015	$4,931	$2,633	$2,298
July 1, 2015 through July 31, 2015	8/3/2015	5,447	2,916	2,531

On July 8, 2015, our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing August 1, 2015 through and including October 31, 2015. The authorized distributions equal an amount of $0.00445205 per share of common stock, par value $0.01 per share.

Acquisitions

Subsequent to June 30, 2015, we acquired the following properties (dollars in thousands):

Property Name	Location	Anchor Tenant	Acquisition Date	Purchase Price	Square Footage	Leased % of Rentable Square Feet at Acquisition
Highlands Plaza	Easton, MA	Hannaford	7/1/2015	$22,506	112,869	92.0%
Meadows on the Parkway	Boulder, CO	Safeway	7/16/2015	47,906	216,437	89.0%
Broadlands Marketplace	Broomfield, CO	Safeway	7/16/2015	15,482	103,883	96.3%
West Acres Shopping Center	Fresno, CA	Food Maxx	7/31/2105	10,125	83,414	100.0%
Plano Market Street	Plano, TX	Market Street	7/31/2015	46,917	169,624	94.0%

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

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q of Phillips Edison Grocery Center REIT II, Inc. (“we,” the “Company,” “our,” or “us”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the U.S. Securities and Exchange Commission (“SEC”). We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Overview

Organization

The Company was formed as a Maryland corporation in June 2013, and elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2014. We are offering to the public, pursuant to a registration statement, $2.475 billion in shares of common stock on a “reasonable best efforts” basis in our initial public offering. Our initial public offering consists of a primary offering of $2.0 billion in shares offered to investors at a price of $25.00 per share, with discounts available for certain categories of purchasers, and $475 million in shares offered to stockholders pursuant to a distribution reinvestment plan (the “DRIP”) at a price of $23.75 per share. We have the right to reallocate the shares of common stock offered between the primary offering and the DRIP. On November 25, 2013, the registration statement for our offering was declared effective under the Securities Act, and on January 9, 2014, we broke the minimum offering escrow requirement of $2.0 million. Prior to January 9, 2014, our operations had not yet commenced. On January 22, 2015, our board of directors initially made the determination to close the primary portion of our initial public offering upon the earlier of (i) June 30, 2015 or (ii) the sale of $1.6 billion in shares of our common stock. On May 28, 2015, our board of directors made the determination to continue to offer shares under the primary portion of our ongoing initial public offering until the earlier of (i) September 15, 2015 or (ii) the sale of $1.6 billion in shares of our common stock. We extended the closing date of this offering in an effort to accomplish our previously stated objective of raising $1.6 billion of proceeds that will be used to grow and diversify our portfolio of grocery-anchored shopping centers. As of August 4, 2015, we had raised $1.0 billion since inception, inclusive of shares sold under the DRIP.

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

Equity Raise Activity

As of June 30, 2015, we had issued pursuant to our initial public offering a total of 38.3 million shares of common stock, including 0.8 million shares issued through the DRIP, generating gross cash proceeds of $950.1 million. During the six months ended June 30, 2015, we issued 15.7 million shares of common stock, including 0.5 million shares issued through the DRIP, generating gross cash proceeds of $389.6 million. From July 1, 2015 through July 31, 2015, we raised gross proceeds of approximately $55.5 million through the issuance of 2.2 million shares of common stock under our offering. As of August 1, 2015, approximately 40.4 million shares remained available for sale to the public under our offering, exclusive of shares available under the DRIP.

Portfolio

Below are statistical highlights of our portfolio’s activities from inception to date and for the properties acquired during the six months ended June 30, 2015:

		Property Acquisitions
	Cumulative	During the
	Portfolio through	Six Months Ended
	June 30, 2015	June 30, 2015
Number of properties	31	11
Number of states	16	9
Weighted-average capitalization rate(1)	6.7%	6.7%
Weighted-average capitalization rate with straight-line rent(2)	6.9%	6.9%
Total acquisition purchase price (in thousands)(3)	$500,873	$179,149
Total square feet (in thousands)	3,430	1,146
Leased % of rentable square feet(4)	93.2%	91.9%
Average remaining lease term in years(5)	6.4	7.7
Annualized effective rent per square foot(6)	$11.73	$12.59

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

(3)	Excludes the assumed below-market debt adjustment (see Notes 5 and 7 to the consolidated financial statements).

(4)	As of June 30, 2015.

(5)	As of June 30, 2015. The average remaining lease term in years excludes future options to extend the term of the lease.

(6)	We calculate annualized effective rent per square foot as monthly contractual rent as of June 30, 2015 multiplied by 12 months, less any tenant concessions, divided by leased square feet.

As of June 30, 2015, we owned 31 real estate properties throughout the continental United States, acquired from third parties unaffiliated with us, American Realty Capital PECO II Advisors, LLC (the “Advisor”), or Phillips Edison NTR II LLC (the “Sub-advisor”). The following table presents information regarding our properties as of June 30, 2015 (in thousands, except years):

Property Name	Location	Anchor Tenant	Date Acquired	Contract Purchase Price(1)	Rentable Square Feet	Average Remaining Lease Term in Years as of June 30, 2015	% of Rentable Square Feet Leased as of June 30, 2015
Willimantic Plaza	Willimantic, CT	BJ's Wholesale Club	1/30/2015	$12,400	129	4.4	100.0%
Crossroads of Shakopee	Shakopee, MN	Cub Foods(2)	12/22/2014	25,050	141	4.0	88.3%
Waterford Park Plaza	Plymouth, MN	Cub Foods	4/6/2015	19,320	128	2.9	94.2%
Central Valley Market Place	Ceres, CA	Food 4 Less(3)	6/29/2015	20,950	82	7.6	100.0%
Shasta Crossroads	Redding, CA	Food Maxx(4)	11/25/2014	25,775	121	5.9	93.8%
Old Alabama Square	Alpharetta, GA	Fresh Market	6/10/2015	24,500	103	13.6	85.8%
Harvest Plaza	Akron, OH	Giant Eagle	2/9/2015	7,960	76	5.8	100.0%
Rosewick Crossing	La Plata, MD	Giant Food(5)	4/2/2015	25,000	112	8.7	81.2%
Milan Plaza	Milan, MI	Kroger	10/22/2014	2,300	61	4.9	80.4%
Spivey Junction	Stockbridge, GA	Kroger	12/5/2014	11,695	81	4.2	92.7%
Glenwood Crossing	Cincinnati, OH	Kroger	3/27/2015	7,147	101	4.3	95.5%
Crossroads Towne Center	Howell, MI	Kroger	6/30/2015	8,000	102	5.4	87.5%
Staunton Plaza	Staunton, VA	Martin's(5)	4/30/2014	17,200	80	10.8	96.9%
Point Loomis Shopping Center	Milwaukee, WI	Pick 'N Save(6)	10/21/2014	10,350	161	4.3	100.0%
Quivira Crossings	Overland Park, KS	Price Chopper	12/16/2014	14,500	121	6.9	96.8%
Bethany Village Shopping Center	Alpharetta, GA	Publix	3/14/2014	11,151	82	5.0	98.0%
Lake Washington Crossing	Melbourne, FL	Publix	8/15/2014	13,400	119	3.3	87.4%
MetroWest Village	Orlando, FL	Publix	8/20/2014	18,616	107	5.1	95.9%
Kings Crossing	Sun City Center, FL	Publix	8/26/2014	14,000	75	3.8	98.4%
Oakhurst Plaza	Seminole, FL	Publix	2/27/2015	6,312	52	5.3	84.0%
Ocean Breeze	Jensen Beach, FL	Publix	4/30/2015	14,900	96	10.2	85.4%
Commonwealth Square	Folsom, CA	Raley's	10/2/2014	19,370	141	4.6	91.3%
Plaza Farmington	Farmington, NM	Safeway(7)	12/22/2014	15,715	141	6.9	88.5%
Kipling Marketplace	Littleton, CO	Safeway(7)	8/7/2014	12,350	90	3.2	91.1%
Hilander Village	Roscoe, IL	Schnucks	10/22/2014	9,252	126	4.9	87.5%
Southfield Center	St. Louis, MO	Schnucks	11/18/2014	18,873	109	4.1	98.6%
Spring Cypress Village	Houston, TX	Sprouts	7/30/2014	21,400	97	7.3	92.5%
Colonial Promenade	Winter Haven, FL	Walmart	10/10/2014	33,277	280	10.4	96.5%
Laguna 99 Plaza	Elk Grove, CA	Walmart	11/10/2014	19,250	89	4.6	100.0%
North Point Landing	Modesto, CA	Walmart	2/11/2015	30,910	153	8.2	93.7%
Northpark Village	Lubbock, TX	United Supermarkets(7)	7/25/2014	8,200	70	4.5	100.0%

(1)	The contract purchase price excludes closing costs and acquisition costs.

(2)	Cub Foods is an affiliate of SUPERVALU INC.

(3)	Food 4 Less at Central Valley is owned by PAQ, Inc.

(4)	Food Maxx is a subsidiary of Save Mart.

(5)	Martin's and Giant Food are affiliates of Ahold USA.

(6)	Pick 'N Save is an affiliate of Roundys.

(7)	United Supermarkets and Safeway are affiliates of Albertsons-Safeway.

Lease Expirations

The following table lists, on an aggregate basis, all of the scheduled lease expirations after June 30, 2015 over each of the ten years ending December 31, 2015 and thereafter for our 31 shopping centers. The table shows the approximate rentable square feet and annualized effective rent represented by the applicable lease expirations (in thousands, except number of expiring leases):

	Number of		% of Total Portfolio	Leased Rentable
	Expiring	Annualized	Annualized	Square Feet	% of Leased Rentable
Year	Leases	Effective Rent(1)	Effective Rent	Expiring	Square Feet Expiring
July 1 to December 31, 2015(2)	31	$938	2.5%	49	1.5%
2016	64	2,411	6.4%	134	4.2%
2017	81	3,698	9.9%	299	9.3%
2018	91	5,529	14.7%	407	12.7%
2019	66	3,878	10.3%	282	8.8%
2020	64	5,070	13.5%	493	15.4%
2021	21	2,972	7.9%	380	11.9%
2022	12	1,162	3.1%	93	2.9%
2023	8	1,077	2.9%	90	2.9%
2024	19	1,759	4.7%	175	5.5%
Thereafter	40	8,993	24.0%	794	24.9%
	497	$37,487	100.0%	3,196	100.0%

(1)	We calculate annualized effective rent as monthly contractual rent as of June 30, 2015 multiplied by 12 months, less any tenant concessions.

(2)	Subsequent to June 30, 2015, we renewed one of the 31 leases expiring in 2015, which accounts for 628 total square feet and total annualized effective rent of $19,078.

Portfolio Tenancy

Prior to the acquisition of a property, we assess the suitability of the grocery-anchor tenant and other tenants in light of our investment objectives, namely, preserving capital and providing stable cash flows for distributions. Generally, we assess the strength of the tenant by consideration of company factors, such as its financial strength and market share in the geographic area of the shopping center, as well as location-specific factors, such as the store’s sales, local competition, and demographics. When assessing the tenancy of the non-anchor space at the shopping center, we consider the tenant mix at each shopping center in light of our portfolio, the proportion of national and national franchise tenants, the creditworthiness of specific tenants, and the timing of lease expirations. When evaluating non-national tenancy, we attempt to obtain credit enhancements to leases, which typically come in the form of deposits and/or guarantees from one or more individuals.

The following table presents the composition of our portfolio by tenant type as of June 30, 2015 (in thousands):

			Annualized	% of
	Leased	% of Leased	Effective	Annualized
Tenant Type	Square Feet	Square Feet	Rent(1)	Effective Rent
Grocery anchor	1,891	59.2%	$15,498	41.3%
National and regional(2)	777	24.3%	12,610	33.6%
Local	528	16.5%	9,379	25.1%
	3,196	100.0%	$37,487	100.0%

(1)	We calculate annualized effective rent as monthly contractual rent as of June 30, 2015 multiplied by 12 months, less any tenant concessions.

(2)	We define national tenants as those that operate in at least three states. Regional tenants are defined as those that have at least three locations.

The following table presents the composition of our portfolio by tenant industry as of June 30, 2015 (in thousands):

			Annualized	% of
	Leased	% of Leased	Effective	Annualized
Tenant Industry	Square Feet	Square Feet	Rent(1)	Effective Rent
Grocery	1,892	59.2%	$15,498	41.3%
Services(2)	502	15.7%	9,224	24.6%
Retail Stores(2)	482	15.2%	6,232	16.6%
Restaurant	320	9.9%	6,532	17.5%
	3,196	100.0%	$37,487	100.0%

(1)	We calculate annualized effective rent as monthly contractual rent as of June 30, 2015 multiplied by 12 months, less any tenant concessions.

(2)	We define retail stores as those that primarily sell goods, while services tenants primarily sell non-goods services.

The following table presents our grocery-anchor tenants by the amount of square footage leased by each tenant as of June 30, 2015 (in thousands, except number of locations):

Tenant	Number of Locations(1)	Leased Square Feet	% of Leased Square Feet	Annualized Effective Rent(2)	% of Annualized Effective Rent
Walmart	3	360	11.3%	$2,726	7.4%
Publix	6	265	8.3%	2,451	6.5%
Kroger	4	217	6.8%	1,046	2.8%
Albertsons-Safeway(3)	3	162	5.1%	1,056	2.8%
SUPERVALU INC.(4)	2	136	4.3%	1,089	2.9%
Schnucks	2	127	4.0%	1,028	2.7%
Ahold USA(5)	2	127	4.0%	1,923	5.1%
Roundys(6)	1	76	2.4%	345	0.9%
Price Chopper	1	70	2.2%	500	1.3%
BJ’s Wholesale Club	1	68	2.1%	494	1.3%
Giant Eagle	1	62	1.9%	567	1.5%
Raley's	1	60	1.9%	240	0.6%
PAQ, Inc.(7)	1	60	1.9%	995	2.7%
Save Mart(8)	1	54	1.7%	400	1.1%
Sprouts	1	28	0.8%	392	1.0%
The Fresh Market	1	18	0.5%	246	0.7%
	31	1,892	59.2%	$15,498	41.3%

(1)	Number of locations excludes auxiliary leases with grocery anchors such as fuel stations, pharmacies, and liquor stores, of which there were eight as of June 30, 2015.

(2)	We calculate annualized effective rent as monthly contractual rent as of June 30, 2015 multiplied by 12 months, less any tenant concessions.

(3)	Safeway and United Supermarkets are affiliates of Albertsons-Safeway.

(4)	Cub Foods is an affiliate of SUPERVALU INC.

(5)	Martin's and Giant Food are affiliates of Ahold USA.

(6)	Pick 'N Save is an affiliate of Roundys.

(7)	Food 4 Less at Central Valley is owned by PAQ, Inc.

(8)	Food Maxx is a subsidiary of Save Mart.

Results of Operations

Summary of Operating Activities for the Three Months Ended June 30, 2015 and 2014

(In thousands, except per share amounts)			Favorable (Unfavorable) Change
	2015	2014
Operating Data:
Total revenues	$11,555	$539	$11,016
Property operating expenses	(1,929)	(90)	(1,839)
Real estate tax expenses	(1,658)	(53)	(1,605)
General and administrative expenses	(556)	(418)	(138)
Acquisition expenses	(2,506)	(384)	(2,122)
Depreciation and amortization	(5,275)	(223)	(5,052)
Interest expense, net	(944)	(130)	(814)
Other income, net	84	—	84
Net loss attributable to Company stockholders	$(1,229)	$(759)	$(470)

Net loss per share—basic and diluted	$(0.04)	$(0.13)	$0.09

We owned two properties as of June 30, 2014 and 31 properties as of June 30, 2015. Unless otherwise discussed below, year-over-year comparative differences for the three months ended June 30, 2015 and 2014, are almost entirely attributable to the number of properties owned and the length of ownership of these properties.

General and administrative expenses—The primary reason for the increase in general and administrative expenses was an increase of $0.1 million in consulting expenses.

Interest expense, net—The $0.8 million increase in interest expense was primarily comprised of a $0.6 million increase related to debt incurred in connection with the acquisition of 31 properties in 2014 and 2015, along with a $0.3 million increase in the amortization of loan closing costs and a $0.1 million increase in the amortization of unused loan fees, both related to the revolving credit facility. Offsetting these costs was a $0.2 million reduction of interest expense related to amortization on the assumed below-market debt adjustment.

Summary of Operating Activities for the Six Months Ended June 30, 2015 and 2014

(In thousands, except per share amounts)			Favorable (Unfavorable) Change
	2015	2014
Operating Data:
Total revenues	$21,051	$593	$20,458
Property operating expenses	(3,651)	(98)	(3,553)
Real estate tax expenses	(2,951)	(60)	(2,891)
General and administrative expenses	(1,183)	(569)	(614)
Acquisition expenses	(3,671)	(586)	(3,085)
Depreciation and amortization	(9,462)	(256)	(9,206)
Interest expense, net	(1,645)	(132)	(1,513)
Other income, net	168	—	168
Net loss attributable to Company stockholders	$(1,344)	$(1,108)	$(236)

Net loss per share—basic and diluted	$(0.05)	$(0.30)	$0.25

We owned two properties as of June 30, 2014 and 31 properties as of June 30, 2015. Unless otherwise discussed below, year-over-year comparative differences for the six months ended June 30, 2015 and 2014, are almost entirely attributable to the number of properties owned and the length of ownership of these properties.

General and administrative expenses—The primary reasons for the $0.6 million increase in general and administrative expenses were a $0.3 million increase in consulting expenses, a $0.1 million increase in accounting fees, and a $0.2 million increase in other miscellaneous expenses attributable to the acquisition and ownership of 31 properties in 2014 and 2015.

Interest expense, net—The $1.5 million increase in interest expense was primarily comprised of a $1.1 million increase related to debt incurred in connection with the acquisition of 31 properties in 2014 and 2015, along with a $0.5 million increase in the amortization of loan closing costs and a $0.2 million increase in the amortization of unused loan fees, both related to the revolving credit facility. Offsetting these costs was a $0.3 million reduction of interest expense related to amortization on the assumed below-market debt adjustment.

Other income, net—The $0.2 million increase in other income, net, was comprised of the interest income earned on cash and cash equivalents.

Leasing Activity

Below is a summary of leasing activity for the three and six months ended June 30, 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
New leases:
Number of leases	11	—	24	—
Square footage (in thousands)	23	—	65	—
First-year base rental revenue (in thousands)	$370	—	$869	—
Average rent per square foot (“PSF”)	$16.39	—	$13.35	—
Average cost PSF of executing new leases(1)	$37.76	—	$26.48	—
Renewals and Options:
Number of leases	28	1	38	1
Square footage (in thousands)	55	2	124	2
First-year base rental revenue (in thousands)	$1,160	$44	$1,950	$44
Average rent per square foot	$20.97	$27.39	$15.68	$27.39
Average rent per square foot prior to renewals	$18.37	$26.08	$14.04	$26.08
Percentage increase in average rent PSF	14.2%	5.0%	11.7%	5.0%
Average cost PSF of executing leases(1)	$4.33	$4.11	$3.10	$4.11

(1)	The cost of executing new leases, renewals, and options includes leasing commissions, tenant improvement costs, and tenant concessions.

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

Below is a reconciliation of net loss to NOI for the six months ended June 30, 2015 and 2014 (in thousands):

	2015	2014
Net loss	$(1,344)	$(1,108)
Adjusted to exclude:
Interest expense, net	1,645	132
Other income	(168)	—
General and administrative expenses	1,183	569
Acquisition expenses	3,671	586
Depreciation and amortization	9,462	256
Net amortization of above- and below-market leases	(475)	34
Straight-line rental income	(636)	(43)
NOI	$13,338	$426

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

Since the definition of FFO was promulgated by NAREIT, GAAP has expanded to include several new accounting pronouncements, such that management and many investors and analysts have considered the presentation of FFO alone to be insufficient. Accordingly, in addition to FFO, we use both FFO adjusted for acquisition expenses (“AFFO”) and modified funds from operations (“MFFO”), as defined by the Investment Program Association, or IPA. AFFO excludes acquisition fees and expenses from FFO. In addition to excluding acquisition fees and expenses, MFFO also excludes from FFO the following items:

•	straight-line rent amounts, both income and expense;

•	amortization of above- or below-market intangible lease assets and liabilities;

•	amortization of discounts and premiums on debt investments;

•	gains or losses from the early extinguishment of debt;

•	gains or losses on the extinguishment of derivatives, except where the trading of such instruments is a fundamental attribute of our operations;

•	gains or losses related to fair-value adjustments for derivatives not qualifying for hedge accounting;

•	gains or losses related to consolidation from, or deconsolidation to, equity accounting;

•	gains or losses related to contingent purchase price adjustments; and

•	adjustments related to the above items for unconsolidated entities in the application of equity accounting.

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

•
Adjustments for straight-line rents and amortization of discounts and premiums on debt investments—GAAP requires rental receipts and discounts and premiums on debt investments to be recognized using various systematic methodologies. This may result in income recognition that could be significantly different than underlying contract terms. By adjusting for these items, MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments and aligns results with management’s analysis of operating performance.  The adjustment to MFFO for straight-line rents, in particular, is made to reflect rent and lease payments from a GAAP accrual basis to a cash basis.

•
Adjustments for amortization of above- or below-market intangible lease assets—Similar to depreciation and amortization of other real estate-related assets that are excluded from FFO, GAAP implicitly assumes that the value of intangibles diminishes ratably over the lease term and should be recognized in revenue. Since real estate values and market lease rates in the aggregate have historically risen or fallen with market conditions, and the intangible value is not adjusted to reflect these changes, management believes that by excluding these charges, MFFO provides useful supplemental information on the performance of the real estate.

•
Gains or losses related to fair-value adjustments for derivatives not qualifying for hedge accounting and gains or losses related to contingent purchase price adjustments—Each of these items relates to a fair value adjustment, which is based on the impact of current market fluctuations and underlying assessments of general market conditions and specific performance of the holding, which may not be directly attributable to current operating performance. As these gains or losses relate to underlying long-term assets and liabilities, management believes MFFO provides useful supplemental information by focusing on the changes in core operating fundamentals rather than changes that may reflect anticipated, but unknown, gains or losses.

•
Adjustment for gains or losses related to early extinguishment of derivatives, debt, and consolidation or deconsolidation activities—Similar to extraordinary items excluded from FFO, these adjustments are not related to continuing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods and to other real estate operators.

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

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate AFFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry, and we may have to adjust our calculation and characterization of FFO, AFFO, or MFFO.

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

FFO, AFFO, AND MFFO
FOR THE PERIODS ENDED JUNE 30, 2015 AND 2014
(Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Calculation of FFO
Net loss	$(1,229)	$(759)	$(1,344)	$(1,108)
Add:
Depreciation and amortization of real estate assets	5,275	223	9,462	256
FFO	$4,046	$(536)	$8,118	$(852)
Calculation of AFFO
FFO	$4,046	$(536)	$8,118	$(852)
Add:
Acquisition expenses	2,506	384	3,671	586
AFFO	$6,552	$(152)	$11,789	$(266)
Calculation of MFFO
AFFO	$6,552	$(152)	$11,789	$(266)
Less:
Net amortization of above- and below-market leases	(245)	34	(475)	34
Straight-line rental income	(363)	(40)	(636)	(43)
Amortization of market debt adjustment	(199)	(3)	(322)	(3)
MFFO	$5,745	$(161)	$10,356	$(278)

Weighted-average common shares outstanding - basic and diluted	33,826	5,913	29,530	3,637
Net loss per share - basic and diluted	$(0.04)	$(0.13)	$(0.05)	$(0.30)
FFO per share - basic and diluted	$0.12	$(0.09)	$0.28	$(0.23)
AFFO per share - basic and diluted	$0.19	$(0.03)	$0.40	$(0.07)
MFFO per share - basic and diluted	$0.17	$(0.03)	$0.35	$(0.08)

Liquidity and Capital Resources

General

Our principal demands for funds are for real estate and real estate-related investments and the payment of acquisition expenses, operating expenses, distributions to stockholders, debt payment, and payments on amounts due to our sponsors for organization and offering costs incurred on our behalf. Generally, we expect cash needed for items other than acquisitions, acquisition expenses, and organizational and offering costs to be generated from operations. The sources of our operating cash flows are primarily driven by the rental income received from leased properties. We expect to continue, through September 15, 2015, to raise capital through our initial public offering and to utilize such funds and proceeds from secured or unsecured financings to complete future property acquisitions. As of June 30, 2015, we had raised approximately $950.1 million in gross proceeds from our initial public offering, including $18.7 million through the DRIP.

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

As of June 30, 2015, we have $69.0 million of contractual debt obligations, representing mortgage loans secured by our real estate assets, excluding below-market debt adjustments of $2.4 million. As these mature, we intend to refinance our debt obligations, if possible, or pay off the balances at maturity using the remaining net proceeds of our primary offering or other proceeds from operations and/or corporate-level debt. As of June 30, 2015, we had access to a $200 million revolving credit facility, which may be expanded to $700 million, from which we may draw funds to pay certain long-term debt obligations as they mature. There were no outstanding borrowings under this facility as of June 30, 2015, nor did we have any borrowing capacity under the facility, as we had not yet designated any of our properties as being included in the calculation of the borrowing base as defined by the terms of the credit facility.

For the six months ended June 30, 2015, gross distributions of approximately $21.9 million were paid to stockholders, including $11.5 million of distributions reinvested through the DRIP, for net cash distributions of $10.4 million. On July 1, 2015, gross distributions of approximately $4.9 million were paid, including $2.6 million of distributions reinvested through the DRIP, for net cash distributions of $2.3 million. On August 3, 2015, gross distributions of approximately $5.4 million were paid, including $2.9 million of distributions reinvested through the DRIP, for net cash distributions of $2.5 million. Distributions were funded by a combination of cash generated from operating activities and proceeds from our primary offering.

On July 8, 2015, our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing August 1, 2015 through and including October 31, 2015. The authorized distributions equal an amount of $0.00445205 per share of common stock, par value $0.01 per share. A portion of each distribution is expected to constitute a return of capital for tax purposes.

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

Our charter limits our borrowings to 300% of our net assets (as defined in our charter); however, we may exceed that limit if a majority of our independent directors approves each borrowing in excess of our charter limitation and if we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. In all events, we expect that our secured and unsecured borrowings will be reasonable in relation to the net value of our assets and will be reviewed by our board of directors at least quarterly. As of June 30, 2015, our borrowings were 9.0% of our net assets.

We believe that careful use of debt will help us to achieve our diversification goals because we will have more funds available for investment. However, high levels of debt could cause us to incur higher interest charges and higher debt service payments, which would decrease the amount of cash available for distribution to our investors.

As of June 30, 2015 and December 31, 2014, our leverage ratio (calculated as total debt, less cash and cash equivalents, as a percentage of total real estate investments, including acquired intangible lease assets and liabilities, at cost) could not be calculated, as our cash balances exceeded our debt outstanding.

The table below summarizes our consolidated indebtedness at June 30, 2015 (dollars in thousands).

	Principal Amount at	Weighted-Average	Weighted-Average
Debt(1)	June 30, 2015	Interest Rate	Years to Maturity
Fixed-rate mortgages payable(2)	$68,988	5.7%	5.8

(1)	The debt maturity table does not include any below-market debt adjustment, of which $2.4 million was recorded as of June 30, 2015.

(2)	Currently all of our fixed-rate debt represents loans assumed as part of acquisitions. These loans typically have higher interest rates than interest rates associated with new debt.

Contractual Commitments and Contingencies

Our contractual obligations as of June 30, 2015, were as follows (in thousands):

	Payments due by period
	Total	2015	2016	2017	2018	2019	Thereafter
Long-term debt obligations - principal payments	$68,988	$396	$20,812	$21,343	$8,774	$551	$17,112
Long-term debt obligations - interest payments	16,954	2,299	2,841	1,919	1,367	931	7,597
Total	$85,942	$2,695	$23,653	$23,262	$10,141	$1,482	$24,709

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
As of June 30, 2015, we were in compliance with all restrictive covenants of our outstanding debt obligations. We expect to continue to meet the requirements of our debt covenants over the short- and long-term.

Distributions

Distributions for the six months ended June 30, 2015 and 2014 accrued at an average daily rate of $0.00445205 per share of common stock.

Activity related to distributions to our stockholders for the three and six months ended June 30, 2015 and 2014, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Gross distributions paid	$12,578	$1,727	$21,920	$1,875
Distributions reinvested through DRIP	6,645	839	11,528	909
Net cash distributions	5,933	888	10,392	966
Net loss attributable to stockholders	1,229	759	1,344	1,108
Net cash provided by (used in) operating activities	4,195	(267)	7,688	(418)
FFO(1)	4,049	(536)	8,121	(852)
(1) See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures - Funds from Operations, Adjusted Funds from Operations and Modified Funds from Operations” for the definition of FFO, information regarding why we present FFO, as well as for a reconciliation of this non-GAAP financial measure to net loss.

There were gross distributions of $4.9 million and $3.0 million accrued and payable as of June 30, 2015 and December 31, 2014, respectively. During the six months ended June 30, 2015, we funded 35.1% of our distributions with cash flows provided by operations and 12.3% from our primary offering. The remaining 52.6% was reinvested in shares of common stock through the DRIP.

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

Our general distribution policy is not to use the proceeds of our offering to pay distributions. However, our board has the authority under our organizational documents, to the extent permitted by Maryland law, to pay distributions from any source without limit, including proceeds from our offering or the proceeds from the issuance of securities in the future. As we have raised substantial amounts of offering proceeds and are continuing to seek additional opportunities to invest these proceeds on attractive terms, our cash provided by operating activities has not yet been sufficient to fund our ongoing distributions. Because we do not intend to borrow money for the specific purpose of funding distribution payments, we have funded, and may continue to fund, a portion of our distributions with proceeds from our offerings.

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

Critical Accounting Policies

There have been no changes to our critical accounting policies during the six months ended June 30, 2015. For a summary of our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 5, 2015.

Impact of Recently Issued Accounting Pronouncements—The following table provides a brief description of recent accounting pronouncements that could have a material effect on our financial statements:

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis
This update amends the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. It may be adopted either retrospectively or on a modified retrospective basis. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted.
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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2015, we had no variable-rate debt outstanding and therefore are not directly exposed to interest rate changes. We may hedge a portion of any future exposure to interest rate fluctuations through the utilization of interest rate swaps in order to mitigate the risk of this exposure. We do not intend to enter into derivative or interest rate transactions for speculative purposes. Our hedging decisions will be determined based upon the facts and circumstances existing at the time of the hedge and may differ from our currently anticipated hedging strategy. Because we may use derivative financial instruments to hedge against interest rate fluctuations, we may be exposed to both credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. As of June 30, 2015, we were not party to any interest rate swap agreements.

As the information presented above includes only those exposures that exist as of June 30, 2015, it does not consider those exposures or positions that could arise after that date. Hence, the information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

We do not have any foreign operations, and thus we are not exposed to foreign currency fluctuations.

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2015. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2015.
Internal Control Changes
During the quarter ended June 30, 2015, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our organizational documents permit us to pay distributions from sources other than cash flow from operations. Specifically, some or all of our distributions may be paid from retained cash flow, from borrowings and from cash flow from investing activities, including the net proceeds from the sale of our assets, or from the net proceeds of our ‘‘reasonable best efforts’’ offering. Accordingly, until such time as we are generating cash flow from operations sufficient to cover distributions, during the pendency of our ‘‘reasonable best efforts’’ offering, we have and will likely continue to pay distributions from the net proceeds of the offering. We have not established any limit on the extent to which we may use alternate sources, including borrowings or proceeds of the offering, to pay distributions. We began declaring distributions to stockholders of record during February 2014. A portion of the distributions paid to stockholders to date have been paid from the net proceeds of our ‘‘reasonable best efforts’’ offering, which reduces the proceeds available for other purposes. For the six months ended June 30, 2015, we paid distributions of $21.9 million, including distributions reinvested through the DRIP, and our GAAP cash flows provided by operations were $7.7 million. To the extent we pay cash distributions, or a portion thereof, from sources other than cash flow from operations, we will have less capital available to invest in properties and other real estate-related assets, the book value per share may decline, and there will be no assurance that we will be able to sustain distributions at that level. In addition, by using the net proceeds of our ‘‘reasonable best efforts’’ offering to fund distributions, earlier investors may benefit from the investments made with funds raised later in our ‘‘reasonable best efforts’’ offering, while later investors may not benefit from all of the net offering proceeds raised from earlier investors.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

a)	We did not sell any equity securities that were not registered under the Securities Act, during the six months ended June 30, 2015.

b)
On November 25, 2013, our registration statement on Form S-11 (File No. 333-190588), covering a public offering of up to 100 million shares of common stock, was declared effective under the Securities Act, and we commenced our initial public offering. We are offering 80 million shares of common stock in our primary offering at an aggregate offering price of up to $2.0 billion, or $25.00 per share with discounts available to certain categories of purchasers. The 20 million shares offered under the DRIP are initially being offered at an aggregate offering price of $475 million, or $23.75 per share. On January 22, 2015, our board of directors initially made the determination to close the primary portion of our initial public offering upon the earlier of (i) June 30, 2015 or (ii) the sale of $1.6 billion in shares of our common stock. On May 28, 2015, our board of directors made the determination to continue the primary portion of our initial public offering until the earlier of (i) September 15, 2015 or (ii) the sale of $1.6 billion in shares of our common stock. We may sell shares under the DRIP beyond the termination of the primary offering until we have sold all the shares under the plan.

As of June 30, 2015, we had issued 37.5 million shares of common stock in our primary offering, generating gross cash proceeds of $931.4 million. As of June 30, 2015, we had incurred $60.4 million in selling commissions, all of which was reallowed to participating broker-dealers, $28.0 million in dealer manager fees, $10.7 million of which was reallowed to participating broker-dealers, and $18.1 million of other offering costs.

From the commencement of our public offering through June 30, 2015, the net primary offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $824.9 million. As of June 30, 2015, we have used the net proceeds from our primary offerings, combined with debt financing, to purchase $500.9 million in real estate and to pay $9.1 million of acquisition fees and expenses.

c)	During the quarter ended June 30, 2015, we redeemed shares as follows:

Period	Total Number of Shares Redeemed(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
April 2015	5,578	$25.00	5,578	(3)
May 2015	1,227	25.00	1,227	(3)
June 2015	—	—	—	(3)

(1)	All purchases of our equity securities by us in the three months ended June 30, 2015 were made pursuant to the share repurchase program.
(2)We announced the commencement of the share repurchase program on November 25, 2013.

(3)	We currently limit the dollar value and number of shares that may yet be repurchased under the share repurchase program as described below.

Only those stockholders who purchased their shares from us or received their shares from us (directly or indirectly) through one or more non-cash transactions may be able to participate in the share repurchase program. In other words, once our shares are transferred for value by a stockholder, the transferee and all subsequent holders of the shares are not eligible to participate in the share repurchase program. Subject to certain exceptions, until we provide an estimated net asset value (“NAV”) per share, a stockholder must have beneficially held the shares for at least one year prior to offering them for sale to us through our share repurchase program. A stockholder or his or her estate, heir or beneficiary may present to us fewer than all of the shares then-owned for repurchase, except that the minimum number of shares presented for repurchase must be at least 25% of the holder’s shares (subject to certain exceptions).

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
101.1
The following information from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Equity; and (iv) Consolidated Statements of Cash Flows*

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS EDISON GROCERY CENTER REIT II, INC.

Date: August 6, 2015	By:	/s/ Jeffrey S. Edison
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2015	By:	/s/ Devin I. Murphy
Devin I. Murphy
Chief Financial Officer
(Principal Financial Officer)