Form 10-Q
period 2015-09-30
PHILLIPS EDISON GROCERY CENTER REIT II, INC.
filed 2015-11-12
CIK 1581405

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2015, there were 45.7 million outstanding shares of common stock of Phillips Edison Grocery Center REIT II, Inc.

PART I.        FINANCIAL INFORMATION

Item 1.          Financial Statements

PHILLIPS EDISON GROCERY CENTER REIT II, INC.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014
(Unaudited)
(In thousands, except per share amounts)

	September 30, 2015	December 31, 2014
ASSETS
Investment in real estate:
Land and improvements	$230,245	$103,612
Building and improvements	448,937	204,860
Acquired intangible lease assets	75,259	33,082
Total investment in real estate assets	754,441	341,554
Accumulated depreciation and amortization	(20,816)	(3,689)
Total investment in real estate assets, net	733,625	337,865
Cash and cash equivalents	285,845	179,117
Deferred financing expense, net of accumulated amortization of $1,144 and $379, respectively	2,910	3,073
Accounts receivable – affiliates	3,653	—
Other assets, net	13,469	6,581
Total assets	$1,039,502	$526,636

LIABILITIES AND EQUITY
Liabilities:
Mortgages and loans payable	$70,914	$29,928
Acquired below-market lease intangibles, less accumulated amortization of $1,746 and $330, respectively	32,189	16,919
Distributions payable	5,797	3,045
Accounts payable – affiliates	809	3,386
Accounts payable and other liabilities	15,776	4,857
Total liabilities	125,485	58,135
Commitments and contingencies (Note 9)	—	—
Equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized, zero shares issued and outstanding
at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value per share, 1,000,000 shares authorized, 44,380 and 22,548 shares issued
and outstanding at September 30, 2015 and December 31, 2014, respectively	444	225
Additional paid-in capital	980,527	490,996
Accumulated deficit	(66,954)	(22,720)
Total equity	914,017	468,501
Total liabilities and equity	$1,039,502	$526,636

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Rental income	$12,067	$1,521	$27,903	$1,995
Tenant recovery income	4,285	423	9,257	541
Other property income	89	11	332	12
Total revenues	16,441	1,955	37,492	2,548
Expenses:
Property operating	2,745	313	6,396	411
Real estate taxes	2,809	262	5,760	322
General and administrative	617	393	1,800	962
Acquisition expenses	4,160	1,494	7,831	2,080
Depreciation and amortization	7,157	930	16,619	1,186
Total expenses	17,488	3,392	38,406	4,961
Other income (expense):
Interest expense, net	(1,167)	(499)	(2,812)	(631)
Other income	86	15	254	15
Net loss	$(2,128)	$(1,921)	$(3,472)	$(3,029)
Per share information - basic and diluted:
Net loss per share - basic and diluted	$(0.05)	$(0.15)	$(0.10)	$(0.44)
Weighted-average common shares outstanding:
Basic and diluted	41,387	13,101	33,526	6,826

Comprehensive loss:
Net loss	$(2,128)	$(1,921)	$(3,472)	$(3,029)
Other comprehensive income (loss)	—	—	—	—
Comprehensive loss	$(2,128)	$(1,921)	$(3,472)	$(3,029)

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(Unaudited)
(In thousands, except per share amounts)

			Additional
	Common Stock		Paid-In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2014	9	$—	$200	$(145)	$55
Issuance of common stock	16,985	170	422,197	—	422,367
Share repurchases	—	—	(32)	—	(32)
Distribution reinvestment plan (DRIP)	134	1	3,175	—	3,176
Common distributions declared, $1.08 per share	—	—	—	(8,290)	(8,290)
Offering costs	—	—	(52,342)	—	(52,342)
Net loss	—	—	—	(3,029)	(3,029)
Balance at September 30, 2014	17,128	$171	$373,198	$(11,464)	$361,905

Balance at January 1, 2015	22,548	$225	$490,996	$(22,720)	$468,501
Issuance of common stock	21,074	211	522,971	—	523,182
Share repurchases	(90)	(1)	(3,128)	—	(3,129)
DRIP	848	9	20,129	—	20,138
Common distributions declared, $1.22 per share	—	—	—	(40,762)	(40,762)
Offering costs	—	—	(50,441)	—	(50,441)
Net loss	—	—	—	(3,472)	(3,472)
Balance at September 30, 2015	44,380	$444	$980,527	$(66,954)	$914,017

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(Unaudited)
(In thousands)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,472)	$(3,029)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,030	1,180
Net amortization of above- and below-market leases	(778)	(8)
Amortization of deferred financing expense	765	189
Straight-line rental income	(1,282)	(89)
Changes in operating assets and liabilities:
Accounts receivable and accounts payable – affiliates	626	16
Other assets	(4,480)	(177)
Accounts payable and other liabilities	6,603	2,051
Net cash provided by operating activities	14,012	133
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(346,473)	(119,074)
Capital expenditures	(4,991)	(249)
Change in restricted cash	(576)	(68)
Net cash used in investing activities	(352,040)	(119,391)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	523,182	422,367
Payment of offering costs	(57,297)	(52,696)
Distributions paid, net of DRIP	(17,872)	(2,992)
Repurchases of common stock	(2,134)	—
Payments on mortgages and notes payable	(521)	(398)
Payments of deferred financing expenses	(602)	(3,175)
Net cash provided by financing activities	444,756	363,106
NET INCREASE IN CASH AND CASH EQUIVALENTS	106,728	243,848
CASH AND CASH EQUIVALENTS:
Beginning of period	179,117	100
End of period	$285,845	$243,948

SUPPLEMENTAL CASHFLOW DISCLOSURE, INCLUDING NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$2,298	$262
Fair value of debt assumed	42,085	12,933
Accrued capital expenditures	3,829	293
Change in offering costs payable to sponsor(s)	(6,856)	(2,212)
Reclassification of deferred offering costs to additional paid-in capital	—	1,858
Change in distributions payable	2,752	2,122
Change in accrued share repurchase obligation	995	32
Distributions reinvested	20,138	3,176

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

In August 2013, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer $2.475 billion in shares of common stock on a “reasonable best efforts” basis in our initial public offering, of which $2.0 billion in shares were registered in our primary offering and $0.475 billion in shares were registered under our distribution reinvestment plan (the “DRIP”). The SEC declared our registration effective on November 25, 2013. We ceased offering shares of common stock in our primary offering on September 15, 2015. We continue to offer up to approximately $0.475 billion in shares of common stock under the DRIP. We have the right to reallocate the shares of common stock offered between the primary offering and the DRIP. Stockholders who elect to participate in the DRIP may choose to invest all or a portion of their cash distributions in shares of our common stock at a purchase price of $23.75 per share.

Our advisor is American Realty Capital PECO II Advisors, LLC (the “Advisor”), a limited liability company that was formed in the State of Delaware in July 2013 and is under common control with AR Capital LLC (the “AR Capital sponsor”). We entered into an advisory agreement, dated January 22, 2015, which makes the Advisor responsible for the management of our day-to-day activities and the implementation of our investment strategy. The Advisor has delegated certain duties under the advisory agreement, including the management of our day-to-day operations and our portfolio of real estate assets, to Phillips Edison NTR II LLC (“PE-NTR II” or the “Sub-advisor”), which is directly or indirectly owned by Phillips Edison Limited Partnership (the “Phillips Edison sponsor”), and Michael Phillips and Jeffrey Edison, principals of our Phillips Edison sponsor. Notwithstanding such delegation to the Sub-advisor, the Advisor retains ultimate responsibility for the performance of all the matters entrusted to it under the advisory agreement.

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

As of September 30, 2015, we owned fee simple interests in 39 real estate properties, acquired from third parties unaffiliated with us, the Advisor, or the Sub-advisor.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Set forth below is a summary of the significant accounting estimates and policies that management believes are important to the preparation of our consolidated interim financial statements. Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and require the application of significant judgment by management. As a result, these estimates are subject to a degree of uncertainty. There have been no changes to our significant accounting policies during the nine months ended September 30, 2015. For a full summary of our accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 5, 2015.

Basis of Presentation and Principles of Consolidation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report on Form 10-Q should refer to the audited consolidated financial statements of Phillips Edison Grocery Center REIT II, Inc. for the

year ended December 31, 2014, which are included in our 2014 Annual Report on Form 10-K, as certain footnote disclosures contained in such audited consolidated financial statements have been omitted from this Quarterly Report on Form 10-Q. In the opinion of management, all normal and recurring adjustments necessary for the fair presentation have been included in this Quarterly Report. Our results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the operating results expected for the full year.

The accompanying consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany balances and transactions are eliminated upon consolidation.

Earnings Per Share—Earnings per share (“EPS”) is calculated based on the weighted-average number of common shares outstanding during each period. Diluted EPS considers the effect of any potentially dilutive share equivalents for the three and nine months ended September 30, 2015 and 2014. Certain limited partnership units of the Operating Partnership (designated as “Class B units”) are the only potential dilutive securities currently outstanding, as they contain non-forfeitable rights to dividends or dividend equivalents.

There were 142,714 and 4,455 Class B units of the Operating Partnership outstanding and held by the Advisor and the Sub-advisor as of September 30, 2015 and 2014, respectively. The vesting of the Class B units is contingent upon a market condition and service condition. The satisfaction of the market or service condition was not probable as of September 30, 2015, and, therefore, the Class B units are not included in the calculation of EPS.

Reclassifications—The following line items on our consolidated balance sheet as of December 31, 2014 were reclassified to conform to the current year presentation:

•	Distributions payable was reclassified from accounts payable and other liabilities to its own line item; and

•	Restricted cash was reclassified from its own line item to other assets, net.

The following line items on our consolidated statement of cash flows for the nine months ended September 30, 2014 were reclassified to conform to the current year presentation:

•	The change in accounts receivable and the change in prepaid expenses and other were reclassified to the change in other assets;

•	The change in accounts payable and the change in accrued and other liabilities were reclassified to the change in accounts payable and other liabilities; and

•	Payments on notes payable and payments on mortgages and loans payable were reclassified to payments on mortgages and notes payable.

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
		January 1, 2016	We do not expect the adoption of this pronouncement to have a material impact on our consolidated financial statements.
ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs
This update amends existing guidance to require the presentation of certain debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted.
January 1, 2016
We expect that the adoption of this pronouncement will result in the presentation of certain debt issuance costs, which are currently included in deferred financing expense (net) in our consolidated balance sheets, as a direct deduction from the carrying amount of the related debt instrument.

3. EQUITY

General—We have the authority to issue a total of 1 billion shares of common stock with a par value of $0.01 per share and 10 million shares of preferred stock, $0.01 par value per share. As of September 30, 2015, we had issued 44.5 million shares of common stock generating gross proceeds of $1.1 billion. We had issued no shares of preferred stock. The holders of common stock are entitled to one vote per share on all matters voted on by stockholders, including election of the board of directors. Our charter does not provide for cumulative voting in the election of directors.

Distribution Reinvestment Plan—We have adopted the DRIP that allows stockholders to invest distributions in additional shares of our common stock at a price equal to $23.75 per share. Stockholders who elect to participate in the DRIP, and who are subject to U.S. federal income tax, may incur a tax liability on an amount equal to the fair value of the shares of our common stock purchased with reinvested distributions on the relevant distribution date, even though such stockholders have elected not to receive the distributions used to purchase those shares of common stock in cash. Distributions reinvested through the DRIP for the three months ended September 30, 2015 and 2014, were $8.6 million and $2.3 million, respectively. Distributions reinvested through the DRIP for the nine months ended September 30, 2015 and 2014 were $20.1 million and $3.2 million, respectively.

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

The following table presents the activity of the share repurchase program for the three and nine months ended September 30, 2015 (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2015
Shares repurchased	80	90
Cost of repurchases	$1,881	$2,134
Average repurchase price	$23.40	$23.58

We record a liability when we have an obligation to repurchase shares of common stock for which we received a request as of period end, but the shares had not yet been repurchased. Below is a summary of our obligation to repurchase shares of common stock recorded as a component of accounts payable and other liabilities on our consolidated balance sheets as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Shares submitted for repurchase	45	3
Liability recorded	$1,078	$83

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

The following describes the methods we use to estimate the fair value of our financial and non-financial assets and liabilities:

Cash and cash equivalents, restricted cash, accounts receivable, and accounts payable—We consider the carrying values of these financial instruments to approximate fair value because of the short period of time between origination of the instruments and their expected realization. Included in cash and cash equivalents as of September 30, 2015 and December 31, 2014, was $30.0 million in a money market fund for which we consider the carrying value to approximate fair value based on Level 1 inputs.

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

The following is a summary of discount rates and borrowings as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015	December 31, 2014
Discount rates:
Secured fixed-rate debt	3.40%	4.30%
Borrowings:
Fair value	$74,321	$31,141
Recorded value	70,914	29,928

5. REAL ESTATE ACQUISITIONS

During the nine months ended September 30, 2015, we acquired 19 grocery-anchored retail centers and one strip center adjacent to a previously acquired grocery-anchored retail center for an aggregate purchase price of approximately $390.2 million, including $41.0 million of assumed debt with a fair value of $42.1 million. Included in these acquisitions was a portfolio of two properties, Meadows on the Parkway and Broadlands Marketplace (the “NW Denver Portfolio”) purchased in a single transaction in July 2015. During the nine months ended September 30, 2014, we acquired eight grocery-anchored retail centers for a purchase price of approximately $116.6 million including $12.6 million of assumed debt with a fair value of $12.9 million. The following tables present certain additional information regarding our acquisitions of the NW Denver Portfolio and additional properties which were individually immaterial when acquired but are material in aggregate.

For the nine months ended September 30, 2015 and 2014, we allocated the purchase price of acquisitions to the fair value of the assets acquired and liabilities assumed as follows (in thousands):

	2015			2014
	NW Denver Portfolio	Other	Total	Total
Land and improvements	$30,526	$94,050	$124,576	$34,284
Building and improvements	28,809	211,318	240,127	72,566
Acquired in-place leases	5,658	32,260	37,918	9,517
Acquired above-market leases	1,133	3,126	4,259	2,201
Acquired below-market leases	(2,738)	(13,948)	(16,686)	(1,935)
Total assets and lease liabilities acquired	63,388	326,806	390,194	116,633
Fair value of assumed debt at acquisition	—	42,085	42,085	12,933
Net assets acquired	$63,388	$284,721	$348,109	$103,700

The amounts recognized for revenues, acquisition expenses, and net loss from each respective acquisition date to September 30, 2015 and 2014 related to the operating activities of our acquisitions are as follows (in thousands):

	2015			2014
	NW Denver Portfolio	Other	Total	Total
Revenues	$1,360	$10,381	$11,741	$2,548
Acquisition expenses	805	6,350	7,155	1,965
Net loss	605	5,513	6,118	1,687

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Pro forma revenues	$18,270	$17,463	$53,849	$52,335
Pro forma net income	2,082	2,037	6,235	6,877

The weighted-average amortization periods for acquired in-place lease, above-market lease, and below-market lease intangibles acquired during the nine months ended September 30, 2015 and 2014 are as follows (in years):

	2015	2014
Acquired in-place leases	9	6
Acquired above-market leases	7	11
Acquired below-market leases	14	4

6. ACQUIRED INTANGIBLE ASSETS

Acquired intangible lease assets consisted of the following as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Acquired in-place leases	$67,022	$29,104
Acquired above-market leases	8,237	3,978
Total acquired intangible lease assets	75,259	33,082
Accumulated amortization	(6,248)	(1,237)
Net acquired intangible lease assets	$69,011	$31,845

Summarized below is the amortization recorded on the intangible assets for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Acquired in-place leases(1)	$1,898	$333	$4,373	$406
Acquired above-market leases(2)	277	49	638	83
Total	$2,175	$382	$5,011	$489
(1) Amortization recorded on acquired in-place leases was included in depreciation and amortization in the consolidated statements of operations.
(2) Amortization recorded on acquired above-market leases was an adjustment to rental revenue in the consolidated statements of operations.

Estimated future amortization of the respective acquired intangible lease assets as of September 30, 2015 for the remainder of 2015, the four succeeding calendar years, and thereafter is as follows (in thousands):

Year	In-Place Leases	Above-Market Leases
October 1 to December 31, 2015	$2,010	$288
2016	8,588	1,229
2017	8,581	1,178
2018	7,804	1,100
2019	7,101	981
2020 and thereafter	27,506	2,645
Total	$61,590	$7,421

7. MORTGAGES AND LOANS PAYABLE

As of September 30, 2015 and December 31, 2014, we had approximately $68.8 million and $28.3 million, respectively, of outstanding mortgage notes payable, excluding fair value of debt adjustments. Each mortgage note payable is secured by the respective property on which the debt was placed.

As of September 30, 2015, we had access to a $200 million revolving credit facility, which may be expanded to $700 million. The interest rate on the revolving credit facility is variable, based on the prime rate, one-month LIBOR, or the federal funds rate and is affected by other factors, such as company size and leverage. The credit facility matures on July 2, 2018, with two six-month extension options to extend the maturity to July 2, 2019 that we may exercise upon payment of an extension fee equal to 0.075% of the total commitments under the facility at the time of each extension. There were no outstanding borrowings under this facility as of September 30, 2015, nor did we have any borrowing capacity under the facility, as we had not yet designated any of our properties as being included in the calculation of the borrowing base as defined by the terms of the credit facility.

Of the amounts outstanding on our mortgages and loans payable at September 30, 2015, there are no loans maturing in 2015. As of September 30, 2015 and December 31, 2014, the weighted-average interest rate for the loans was 5.70% and 5.80%, respectively.

The table below summarizes our loan assumptions in conjunction with property acquisitions for the nine months ended September 30, 2015 and 2014 (dollars in thousands):

	2015	2014
Number of properties acquired with loan assumptions	3	1
Carrying value of assumed debt at acquisition	$40,996	$12,618
Fair value of assumed debt at acquisition	42,085	12,933

The assumed below-market debt adjustments will be amortized over the remaining lives of the related loans, and this amortization is classified as interest expense. The amortization recorded on the assumed below-market debt adjustments was $256,000 and $3,000 for the three months ended September 30, 2015 and 2014, respectively. The amortization recorded on the assumed below-market debt adjustment was $578,000 and $6,000 for the nine months ended September 30, 2015 and 2014, respectively.

The following is a summary of our debt obligations as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Fixed-rate mortgages payable(1)	$68,795	$28,320
Assumed below-market debt adjustment, net	2,119	1,608
Total	$70,914	$29,928

(1)
Due to the non-recourse nature of these mortgages, the assets and liabilities of the properties are neither available to pay the debts of the consolidated limited liability companies that hold such properties nor constitute obligations of such consolidated limited liability companies as of September 30, 2015.

Below is a listing of our maturity schedule with the respective principal payment obligations (in thousands):

	2015 (1)	2016	2017	2018	2019	Thereafter	Total

Fixed-rate mortgages payable(2)	$198	$20,822	$21,351	$8,762	$551	$17,111	$68,795

(1)	Includes only October 1, 2015 through December 31, 2015.

(2)	The debt maturity table does not include any assumed below-market debt adjustment.

8. ACQUIRED BELOW-MARKET LEASE INTANGIBLES

Amortization recorded on the acquired below-market lease intangible liabilities for the three and nine months ended September 30, 2015 was $0.6 million and $1.4 million, respectively. Amortization recorded on the acquired below-market lease intangible liabilities for the three and nine months ended September 30, 2014 was $91,000. The recorded amortization was an adjustment to rental revenue in the consolidated statements of operations.

Estimated future amortization income of the intangible lease liabilities as of September 30, 2015 for the remainder of 2015, each of the four succeeding calendar years, and thereafter is as follows (in thousands):

Year	Below-Market Leases
October 1 to December 31, 2015	$630
2016	2,705
2017	2,499
2018	2,371
2019	2,265
2020 and thereafter	21,719
Total	$32,189

9. COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, we may become subject to litigation or claims. There are no material legal proceedings pending, or known to be contemplated, against us.

Environmental Matters

In connection with the ownership and operation of real estate, we may be potentially liable for costs and damages related to environmental matters. We will record liabilities as they arise related to environmental obligations. We have not been notified by any governmental authority of any material non-compliance, liability or other claim, nor are we aware of any other environmental condition that we believe will have a material impact on our consolidated financial statements.

10. RELATED PARTY TRANSACTIONS

Economic Dependency—We are dependent on the Advisor, the Sub-advisor, Phillips Edison & Company Ltd. (the “Property Manager”), Realty Capital Securities, LLC (the “Dealer Manager”) and their respective affiliates for certain services that are essential to us, including the sale of our shares of common stock, asset acquisition and disposition decisions, asset management, operating and leasing of our properties, and other general and administrative responsibilities. In the event that the Advisor, the Sub-advisor, the Property Manager, and/or the Dealer Manager are unable to provide such services, we would be required to find alternative service providers or sources of capital, which could result in higher costs and expenses.

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

Summarized below are the cumulative organization and offering costs charged by and the cumulative costs reimbursed to the Advisor Entities as of September 30, 2015 and December 31, 2014, and any related amounts receivable or payable as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Total organization and offering costs charged	$17,805	$16,381
Total organization and offering costs reimbursed	21,458	13,178
Total organization and offering costs (receivable) payable	$(3,653)	$3,203

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

Acquisition Expenses—We reimburse the Sub-advisor for expenses actually incurred related to selecting, evaluating, and acquiring assets on our behalf. During the nine months ended September 30, 2015 and 2014, we reimbursed the Sub-advisor for personnel costs related to due diligence services for assets we acquired during the period.

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

The Advisor and Sub-advisor are entitled to receive distributions on the vested and unvested Class B units they receive in connection with their asset management subordinated participation at the same rate as distributions are paid to common stockholders. Such distributions are in addition to the incentive fees that the Advisor Entities may receive from us. During the nine months ended September 30, 2015, the Operating Partnership issued 125,000 Class B units to the Advisor and the Sub-advisor under the advisory agreement for the asset management services performed by the Advisor and the Sub-advisor during the period from October 1, 2014 to June 30, 2015. These Class B units will not vest until an economic hurdle has been met. The Advisor and the Sub-advisor or one of their respective affiliates must continue to provide advisory services through the date that such economic hurdle is met. The economic hurdle will be met when the value of the Operating Partnership’s assets plus all distributions made equal or exceed the total amount of capital contributed by investors plus a 6.0% cumulative, pre-tax, non-compounded annual return thereon.

Financing Coordination Fee—When our Advisor Entities provide services in connection with the origination or refinancing of any debt that we obtain and use to finance properties or other permitted investments, we pay the Advisor Entities a financing coordination fee equal to 0.75% of all amounts made available under any such loan or line of credit.

Disposition Fee—For substantial assistance in connection with the sale of properties or other investments, we will pay our Advisor Entities up to the lesser of: (i) 2.0% of the contract sales price of each property or other investment sold; or (ii) one-half of the total brokerage commissions paid if a non-affiliated broker is also involved in the sale, provided that total real estate commissions paid (to our Advisor Entities and others) in connection with the sale may not exceed the lesser of a competitive real estate commission or 6.0% of the contract sales price. The conflicts committee of our board of directors (the “Conflicts Committee”) will determine whether our Advisor Entities have provided substantial assistance to us in connection with the sale of an asset. Substantial assistance in connection with the sale of a property includes our Advisor Entities’ preparation of an investment package for the property (including an investment analysis, rent rolls, tenant information regarding credit, a property title report, an environmental report, a structural report and exhibits) or such other substantial services performed by our Advisor Entities in connection with a sale.

General and Administrative Expenses—As of September 30, 2015 and December 31, 2014, we owed the Advisor Entities $29,000 and $11,000, respectively, for general and administrative expenses paid on our behalf. As of September 30, 2015, neither the Advisor nor the Sub-advisor had allocated any portion of their employees’ salaries to general and administrative expenses.

Summarized below are the fees earned by and the expenses reimbursable to the Advisor Entities, except for organization and offering costs and general and administrative expenses, which we disclose above, for the three and nine months ended September 30, 2015 and 2014 and any related amounts unpaid as of September 30, 2015 and December 31, 2014 (in thousands):

	Three Months Ended		Nine Months Ended		Unpaid Amount as of
	September 30,		September 30,		September 30,	December 31,
	2015	2014	2015	2014	2015	2014
Acquisition fees(1)	$2,105	$880	$3,899	$1,164	$—	$—
Acquisition expenses(1)	225	107	463	147	—	—
Class B unit distribution(2)	28	2	44	2	16	3
Financing coordination fee(3)	—	1,500	307	1,595	—	—
Total	$2,358	$2,489	$4,713	$2,908	$16	$3

(1)	The acquisition fees and expenses are presented as acquisition expenses on the consolidated statements of operations.

(2)
Represents the distributions paid to the Advisor and the Sub-advisor as holders of Class B units of the Operating Partnership and is presented as general and administrative expense on the consolidated statements of operations.

(3)	Financing fees are presented as deferred financing expense on the consolidated balance sheets and amortized over the term of the related loan.

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

Subordinated Participation in Net Sales Proceeds—The Operating Partnership may pay to Phillips Edison Special Limited Partner II LLC (the “Special Limited Partner”) a subordinated participation in the net sales proceeds of the sale of real estate assets equal to 15.0% of remaining net sales proceeds after return of capital contributions to stockholders plus payment to stockholders of a 6.0% cumulative, pre-tax, non-compounded return on the capital contributed by stockholders. Generally, the Advisor has a 15.0% interest and the Sub-advisor has an 85.0% interest in the Special Limited Partner. No sales of real estate assets have occurred to date.

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

Leasing Commissions—In addition to the property management fee, if the Property Manager provides leasing services with respect to a property, we pay the Property Manager leasing fees in an amount equal to the leasing fees charged by unaffiliated persons rendering comparable services based on national market rates. The Property Manager shall be paid a leasing fee in connection with a tenant’s exercise of an option to extend an existing lease, and the leasing fees payable to the Property Manager may be increased by up to 50% in the event that the Property Manager engages a co-broker to lease a particular vacancy. We reimburse the costs and expenses incurred by the Property Manager on our behalf, including employee compensation, legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, as well as fees and expenses of third-party accountants.

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

Summarized below are the fees earned by and the expenses reimbursable to the Property Manager for the three and nine months ended September 30, 2015 and 2014 and any related amounts unpaid as of September 30, 2015 and December 31, 2014 (in thousands):

	Three Months Ended		Nine Months Ended		Unpaid Amount as of
	September 30,		September 30,		September 30,	December 31,
	2015	2014	2015	2014	2015	2014
Property management fees(1)	$548	$68	$1,314	$92	$181	$97
Leasing commissions(2)	497	—	1,296	7	238	43
Construction management fees(2)	139	7	226	12	44	5
Other fees and reimbursements(3)	428	60	933	76	301	24
Total	$1,612	$135	$3,769	$187	$764	$169

(1)	The property management fees are included in property operating on the consolidated statements of operations.

(2)
Leasing commissions paid for leases with terms less than one year are expensed and included in depreciation and amortization on the consolidated statements of operations. Leasing commissions paid for leases with terms greater than one year and construction management fees are capitalized and amortized over the life of the related leases or assets.

(3)	Other fees and reimbursements are included in property operating and general and administrative on the consolidated statements of operations.

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

Starting with the commencement of our public offering, we utilized transfer agent services provided by an affiliate of the Dealer Manager. Fees incurred from the transfer agent represent amounts paid by our Sub-advisor to the affiliate of the Dealer Manager for such services. We reimburse our Sub-advisor for these fees through the payment of organization and offering costs. The following table details total selling commissions, dealer manager fees, and service fees paid to the Dealer Manager and its affiliate related to the sale of common stock for the three and nine months ended September 30, 2015 and 2014 and any related amounts unpaid, which are included as a component of total unpaid organization and offering costs, as of September 30, 2015 and December 31, 2014 (in thousands):

	Three Months Ended		Nine Months Ended		Unpaid Amount as of
	September 30,		September 30,		September 30,	December 31,
	2015	2014	2015	2014	2015	2014
Total commissions and fees incurred from Dealer Manager	$13,376	$19,189	$49,017	$40,195	$—	$—
Fees incurred from the transfer agent	547	234	1,115	447	150	220

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

Approximate future rentals to be received under non-cancelable operating leases in effect at September 30, 2015, assuming no new or renegotiated leases or option extensions on lease agreements, are as follows (in thousands):

Year	Amount
October 1 to December 31, 2015	$13,466
2016	51,440
2017	47,539
2018	42,652
2019	35,949
2020 and thereafter	155,219
Total	$346,265

No single tenant comprised 10% or more of our aggregate annualized effective rent as of September 30, 2015.

12. SUBSEQUENT EVENTS

Sale of Shares of Common Stock

From October 1, 2015 through October 31, 2015, we raised gross proceeds of approximately $26.1 million through the issuance of 1.2 million shares of common stock under subscription agreements that were dated prior to the closing of our primary offering on September 15, 2015, but which required additional processing time.

Distributions to Stockholders

Distributions equal to a daily amount of $0.00445205 per share of common stock outstanding were paid subsequent to September 30, 2015 to the stockholders of record from September 1, 2015 through October 31, 2015 as follows (in thousands):

Distribution Period	Date Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through the DRIP	Net Cash Distribution
September 1, 2015 through September 30, 2015	10/1/2015	$5,797	$3,104	$2,693
October 1, 2015 through October 31, 2015	11/2/2015	6,208	3,308	2,900

On November 2, 2015, our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing November 1, 2015 through and including December 31, 2015. The authorized distributions equal an amount of $0.00445205 per share of common stock, par value $0.01 per share.

Acquisitions

Subsequent to September 30, 2015, we acquired the following properties (dollars in thousands):

Property Name	Location	Anchor Tenant	Acquisition Date	Purchase Price	Square Footage	Leased % of Rentable Square Feet at Acquisition
Shoregate Town Center	Willowick, OH	Giant Eagle	10/7/2015	$20,900	313,776	83.3%
Moreno Marketplace	Moreno Valley, CA	Stater Bros.	10/29/2015	19,400	77,763	89.0%
Village Center	Racine, WI	Festival Foods	10/30/2015	31,697	241,074	99.4%
Alico Commons	Fort Myers, FL	Publix	11/2/2015	20,000	97,592	98.7%
Windover Square	W. Melbourne, FL	Publix	11/2/2015	18,000	81,516	97.0%
Rockledge Square	Rockledge, FL	Publix	11/2/2015	4,800	76,018	84.6%
Port St. John Plaza	Port St. John, FL	Winn-Dixie	11/2/2015	7,000	78,790	87.0%
51st and Olive	Glendale, AZ	Fry's Food	11/6/2015	9,250	88,225	94.0%

The supplemental purchase accounting disclosures required by GAAP relating to the recent acquisitions of the aforementioned properties have not been presented as the initial accounting for these acquisitions was incomplete at the time this Quarterly Report on Form 10-Q was filed with the SEC. The initial accounting was incomplete due to the late closing dates of the acquisitions.

Termination of Advisor

On November 2, 2015, the Conflicts Committee determined to terminate the current advisory agreement with the Advisor (the “Current Advisory Agreement”), which will be effective upon 30 days’ written notice to the Advisor. The termination was “without cause.” The sub-advisory agreement with the Sub-advisor terminates in conjunction with the termination of the Current Advisory Agreement.

Entry into Advisory Agreement with PE-NTR II

On November 2, 2015, the Conflicts Committee approved our entry into a new advisory agreement (the “New Advisory Agreement”) with the Operating Partnership and PE-NTR II, which is currently the Sub-advisor. The New Advisory Agreement will be effective on December 3, 2015. Under the New Advisory Agreement, PE-NTR II will provide the same advisory and asset management services that ARC and PE-NTR II provided to us under the Current Advisory Agreement and the current sub-advisory agreement. The New Advisory Agreement will have a one year term, but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of the parties.

The New Advisory Agreement will have a similar fee structure to the Current Advisory Agreement, however, beginning January 1, 2016, we will no longer pay the 0.75% financing coordination fee. In addition, beginning January 1, 2016, the asset management fee will remain at 1.0% of the cost of our assets, but will be paid 80% in cash and 20% in Class B units of the Operating Partnership instead of entirely in Class B units. The cash portion of the asset management fee will be paid on a monthly basis in arrears at the rate of 0.06667% multiplied by the cost of our assets as of the last day of the preceding monthly period. Under a first amendment to the Operating Partnership’s amended and restated agreement of limited partnership, the Class B units portion of the asset management fee will be based on the rate of 0.05% (instead of 0.25%) multiplied by the cost of our assets. The Class B units will continue to be issued quarterly in arrears and will remain subject to existing forfeiture provisions. The Conflicts Committee approved these changes after a review of the compensation paid by peer group companies to their external advisors.

Except as noted above, there are no material differences between the Current Advisory Agreement and the New Advisory Agreement.

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

Overview

Organization

The Company was formed as a Maryland corporation in June 2013, and elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2014. In August 2013, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer $2.475 billion in shares of common stock on a “reasonable best efforts” basis in our initial public offering, of which $2.0 billion in shares were registered in our primary offering and $0.475 billion in shares were registered under our distribution reinvestment plan (the “DRIP”). The SEC declared our registration statement effective on November 25, 2013. We ceased offering shares of common stock in our primary offering on September 15, 2015. We continue to offer up to $0.475 billion in shares of common stock under the DRIP.

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

Equity Raise Activity

As of September 30, 2015, we had issued pursuant to our initial public offering a total of 44.5 million shares of common stock, including 1.1 million shares issued through the DRIP, generating gross cash proceeds of $1.1 billion. During the nine months ended September 30, 2015, we issued 21.9 million shares of common stock, including 0.8 million shares issued through the DRIP, generating gross cash proceeds of $543.3 million. Although we ceased offering shares of common stock in our primary offering on September 15, 2015, we continue to offer shares through the DRIP.

Portfolio

Below are statistical highlights of our portfolio’s activities from inception to date and for the properties acquired during the nine months ended September 30, 2015:

		Property Acquisitions
	Cumulative	During the
	Portfolio through	Nine Months Ended
	September 30, 2015	September 30, 2015
Number of properties	39	19
Number of states	18	13
Weighted-average capitalization rate(1)	6.5%	6.3%
Weighted-average capitalization rate with straight-line rent(2)	6.7%	6.5%
Total acquisition purchase price (in thousands)(3)	$710,829	$389,105
Total square feet (in thousands)	4,754	2,469
Leased % of rentable square feet(4)	93.7%	92.2%
Average remaining lease term in years(5)	6.3	6.9
Annualized effective rent per square foot(6)	$11.88	$12.24

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

(3)	Excludes the assumed below-market debt adjustment (see Notes 5 and 7 to the consolidated financial statements).

(4)	As of September 30, 2015.

(5)	As of September 30, 2015. The average remaining lease term in years excludes future options to extend the term of the lease.

(6)	We calculate annualized effective rent per square foot as monthly contractual rent as of September 30, 2015 multiplied by 12 months, less any tenant concessions, divided by leased square feet.

As of September 30, 2015, we owned 39 real estate properties throughout the continental United States, acquired from third parties unaffiliated with us, American Realty Capital PECO II Advisors, LLC (the “Advisor”), or Phillips Edison NTR II LLC (the “Sub-advisor”). The following table presents information regarding our properties as of September 30, 2015 (in thousands, except years):

Property Name	Location	Anchor Tenant	Date Acquired	Contract Purchase Price(1)	Rentable Square Feet	Average Remaining Lease Term in Years as of September 30, 2015	% of Rentable Square Feet Leased as of September 30, 2015
Willimantic Plaza	Willimantic, CT	BJ's Wholesale Club	1/30/2015	$12,400	129	4.2	100.0%
Crossroads of Shakopee	Shakopee, MN	Cub Foods(2)	12/22/2014	25,050	141	3.7	88.3%
Waterford Park Plaza	Plymouth, MN	Cub Foods(2)	4/6/2015	19,320	128	2.8	94.2%
Central Valley Market Place	Ceres, CA	Food 4 Less(3)	6/29/2015	20,950	82	7.4	100.0%
Shasta Crossroads	Redding, CA	Food Maxx(4)	11/25/2014	25,775	121	5.6	93.8%
Old Alabama Square	Alpharetta, GA	Fresh Market	6/10/2015	24,500	103	13.6	91.5%
Harvest Plaza	Akron, OH	Giant Eagle	2/9/2015	7,960	76	5.6	100.0%
Rosewick Crossing	La Plata, MD	Giant Food(5)	4/2/2015	25,000	112	8.6	83.9%
Highlands Plaza	Easton, MA	Hannaford(6)	7/1/2015	22,506	113	7.8	92.2%
Milan Plaza	Milan, MI	Kroger	10/22/2014	2,300	61	7.0	86.9%
Spivey Junction	Stockbridge, GA	Kroger	12/5/2014	11,695	81	4.1	94.3%
Glenwood Crossing	Cincinnati, OH	Kroger	3/27/2015	7,147	101	4.4	95.5%
Crossroads Towne Center	Howell, MI	Kroger	6/30/2015	8,000	102	5.2	87.5%
Plano Market Street	Plano, TX	Market Street(7)	7/31/2015	46,917	170	9.4	94.2%
Staunton Plaza	Staunton, VA	Martin's(5)	4/30/2014	17,200	80	10.6	96.9%
Point Loomis Shopping Center	Milwaukee, WI	Pick 'N Save(8)	10/21/2014	10,350	161	4.0	100.0%
Quivira Crossings	Overland Park, KS	Price Chopper	12/16/2014	16,250	123	6.7	98.7%
Bethany Village Shopping Center	Alpharetta, GA	Publix	3/14/2014	11,151	82	4.7	98.0%
Lake Washington Crossing	Melbourne, FL	Publix	8/15/2014	13,400	119	3.2	87.4%
MetroWest Village	Orlando, FL	Publix	8/20/2014	18,616	107	4.9	98.9%
Kings Crossing	Sun City Center, FL	Publix	8/26/2014	14,000	75	4.0	98.4%
Oakhurst Plaza	Seminole, FL	Publix	2/27/2015	6,312	52	5.0	84.0%
Ocean Breeze	Jensen Beach, FL	Publix	4/30/2015	14,900	96	9.9	85.4%
Berry Town Center	Davenport, FL	Publix	9/22/2015	13,100	100	4.9	83.1%
Island Walk Plaza	Fernandina Beach, FL	Publix	9/30/2015	21,830	214	4.7	86.4%
Commonwealth Square	Folsom, CA	Raley's	10/2/2014	19,370	141	4.8	94.8%
Plaza Farmington	Farmington, NM	Safeway(7)	12/22/2014	15,715	139	6.7	93.2%
Kipling Marketplace	Littleton, CO	Safeway(7)	8/7/2014	12,350	90	3.2	92.3%
Meadows on the Parkway	Boulder, CO	Safeway(7)	7/16/2015	47,906	217	4.6	90.0%
Broadlands Marketplace	Broomfield, CO	Safeway(7)	7/16/2015	15,482	104	4.8	96.3%
West Acres Shopping Center	Fresno, CA	Save Mart	7/31/2015	10,215	83	8.9	100.0%
Hilander Village	Roscoe, IL	Schnucks	10/22/2014	9,252	126	4.9	87.5%
Southfield Center	St. Louis, MO	Schnucks	11/18/2014	18,873	109	3.9	98.6%
Spring Cypress Village	Houston, TX	Sprouts	7/30/2014	21,400	100	7.2	96.2%
Colonial Promenade	Winter Haven, FL	Walmart	10/10/2014	33,277	280	10.0	97.9%
Laguna 99 Plaza	Elk Grove, CA	Walmart	11/10/2014	19,250	89	4.4	100.0%
North Point Landing	Modesto, CA	Walmart	2/11/2015	30,910	153	8.1	93.7%
North Pointe Plaza	North Charleston, SC	Walmart	9/30/2015	32,000	324	4.4	94.5%
Northpark Village	Lubbock, TX	United Supermarkets(7)	7/25/2014	8,200	70	4.6	100.0%

(1)	The contract purchase price excludes closing costs and acquisition costs.

(2)	Cub Foods is an affiliate of SUPERVALU INC.

(3)	Food 4 Less at Central Valley is owned by PAQ, Inc.

(4)	Food Maxx is a subsidiary of Save Mart.

(5)	Martin's and Giant Food are affiliates of Ahold USA.

(6)	Hannaford is an affiliate of Delhaize America.

(7)	United Supermarkets, Safeway, and Market Street are affiliates of Albertsons-Safeway.

(8)	Pick 'N Save is an affiliate of Roundys.

Lease Expirations

The following table lists, on an aggregate basis, all of the scheduled lease expirations after September 30, 2015 over each of the ten years ending December 31, 2015 and thereafter for our 39 shopping centers. The table shows the approximate rentable square feet and annualized effective rent represented by the applicable lease expirations (in thousands, except number of expiring leases):

	Number of		% of Total Portfolio	Leased Rentable	% of Leased
	Expiring	Annualized	Annualized	Square Feet	Rentable Square
Year	Leases	Effective Rent(1)	Effective Rent	Expiring	Feet Expiring
October 1 to December 31, 2015(2)	28	$759	1.4%	45	1.0%
2016	86	3,212	6.1%	182	4.1%
2017	110	5,062	9.6%	414	9.3%
2018	121	6,555	12.4%	453	10.2%
2019	87	6,993	13.2%	606	13.6%
2020	98	6,913	13.1%	628	14.1%
2021	30	3,462	6.5%	406	9.1%
2022	24	1,886	3.6%	165	3.7%
2023	12	2,087	4.0%	201	4.6%
2024	24	2,459	4.6%	219	4.9%
Thereafter	68	13,498	25.5%	1,133	25.4%
	688	$52,886	100.0%	4,452	100.0%

(1)	We calculate annualized effective rent as monthly contractual rent as of September 30, 2015 multiplied by 12 months, less any tenant concessions.

(2)	Subsequent to September 30, 2015, we renewed one of the 28 leases expiring in 2015, which accounts for 1,000 total square feet and total annualized effective rent of $19,480.

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

The following table presents the composition of our portfolio by tenant type as of September 30, 2015 (in thousands):

			Annualized	% of
	Leased	% of Leased	Effective	Annualized
Tenant Type	Square Feet	Square Feet	Rent(1)	Effective Rent
Grocery anchor	2,504	56.2%	$20,879	39.5%
National and regional(2)	1,199	26.9%	18,492	35.0%
Local	749	16.9%	13,515	25.5%
	4,452	100.0%	$52,886	100.0%

(1)	We calculate annualized effective rent as monthly contractual rent as of September 30, 2015 multiplied by 12 months, less any tenant concessions.

(2)	We define national tenants as those that operate in at least three states. Regional tenants are defined as those that have at least three locations.

The following table presents the composition of our portfolio by tenant industry as of September 30, 2015 (in thousands):

			Annualized	% of
	Leased	% of Leased	Effective	Annualized
Tenant Industry	Square Feet	Square Feet	Rent(1)	Effective Rent
Grocery	2,504	56.2%	$20,879	39.5%
Retail Stores(2)	814	18.3%	9,993	18.9%
Services(2)	741	16.6%	13,804	26.1%
Restaurant	393	8.9%	8,210	15.5%
	4,452	100.0%	$52,886	100.0%

(1)	We calculate annualized effective rent as monthly contractual rent as of September 30, 2015 multiplied by 12 months, less any tenant concessions.

(2)	We define retail stores as those that primarily sell goods, while services tenants primarily sell non-goods services.

The following table presents our grocery-anchor tenants by the amount of square footage leased by each tenant as of September 30, 2015 (in thousands, except number of locations):

Tenant	Number of Locations(1)	Leased Square Feet	% of Leased Square Feet	Annualized Effective Rent(2)	% of Annualized Effective Rent
Walmart	4	583	13.1%	$4,051	7.7%
Publix	8	365	8.2%	3,213	6.0%
Albertsons-Safeway(3)	6	340	7.6%	3,053	5.8%
Kroger	4	217	4.9%	1,046	2.0%
SUPERVALU INC.(4)	2	136	3.1%	1,089	2.1%
Schnucks	2	127	2.9%	1,028	1.9%
Ahold USA(5)	2	127	2.9%	1,923	3.6%
Save Mart(6)	2	110	2.5%	827	1.6%
Roundys(7)	1	76	1.7%	345	0.7%
Price Chopper	1	70	1.6%	500	0.9%
BJ’s Wholesale Club	1	68	1.5%	494	0.9%
Giant Eagle	1	62	1.4%	567	1.1%
Raley's	1	60	1.3%	240	0.5%
PAQ, Inc.(8)	1	60	1.3%	995	1.9%
Delhaize America(9)	1	57	1.2%	870	1.6%
Sprouts	1	28	0.6%	392	0.7%
The Fresh Market	1	18	0.4%	246	0.5%
	39	2,504	56.2%	$20,879	39.5%

(1)	Number of locations excludes auxiliary leases with grocery anchors such as fuel stations, pharmacies, and liquor stores, of which there were nine as of September 30, 2015.

(2)	We calculate annualized effective rent as monthly contractual rent as of September 30, 2015 multiplied by 12 months, less any tenant concessions.

(3)	United Supermarkets, Safeway, and Market Street are affiliates of Albertsons-Safeway.

(4)	Cub Foods is an affiliate of SUPERVALU INC.

(5)	Martin's and Giant Food are affiliates of Ahold USA.

(6)	Food Maxx is a subsidiary of Save Mart.

(7)	Pick 'N Save is an affiliate of Roundys.

(8)	Food 4 Less at Central Valley is owned by PAQ, Inc.

(9)	Hannford is a subsidiary of Delhaize America.

Results of Operations

Summary of Operating Activities for the Three Months Ended September 30, 2015 and 2014

(In thousands, except per share amounts)			Favorable (Unfavorable) Change
	2015	2014
Operating Data:
Total revenues	$16,441	$1,955	$14,486
Property operating expenses	(2,745)	(313)	(2,432)
Real estate tax expenses	(2,809)	(262)	(2,547)
General and administrative expenses	(617)	(393)	(224)
Acquisition expenses	(4,160)	(1,494)	(2,666)
Depreciation and amortization	(7,157)	(930)	(6,227)
Interest expense, net	(1,167)	(499)	(668)
Other income, net	86	15	71
Net loss attributable to Company stockholders	$(2,128)	$(1,921)	$(207)

Net loss per share—basic and diluted	$(0.05)	$(0.15)	$0.10

We owned eight properties as of September 30, 2014 and 39 properties as of September 30, 2015. Unless otherwise discussed below, year-over-year comparative differences for the three months ended September 30, 2015 and 2014, are almost entirely attributable to the number of properties owned and the length of ownership of these properties.

Total revenues—Although most of the $14.5 million increase in total revenue is related to the acquisition of 39 properties in 2014 and 2015, we have also entered into new leases and increased our rent per square foot on lease renewals, as provided in the leasing activity table below.

General and administrative expenses—The primary reason for the increase in general and administrative expenses was an increase of $0.2 million in legal expenses.

Summary of Operating Activities for the Nine Months Ended September 30, 2015 and 2014

(In thousands, except per share amounts)			Favorable (Unfavorable) Change
	2015	2014
Operating Data:
Total revenues	$37,492	$2,548	$34,944
Property operating expenses	(6,396)	(411)	(5,985)
Real estate tax expenses	(5,760)	(322)	(5,438)
General and administrative expenses	(1,800)	(962)	(838)
Acquisition expenses	(7,831)	(2,080)	(5,751)
Depreciation and amortization	(16,619)	(1,186)	(15,433)
Interest expense, net	(2,812)	(631)	(2,181)
Other income, net	254	15	239
Net loss attributable to Company stockholders	$(3,472)	$(3,029)	$(443)

Net loss per share—basic and diluted	$(0.10)	$(0.44)	$0.34

We owned eight properties as of September 30, 2014 and 39 properties as of September 30, 2015. Unless otherwise discussed below, year-over-year comparative differences for the nine months ended September 30, 2015 and 2014, are almost entirely attributable to the number of properties owned and the length of ownership of these properties.

Total revenues—Although most of the $34.9 million increase in total revenue is related to the acquisition of 39 properties in 2014 and 2015, we have also entered into new leases and increased our rent per square foot on renewals, as provided in the leasing activity table below.

General and administrative expenses—The primary reasons for the $0.8 million increase in general and administrative expenses were a $0.4 million increase in legal expenses, a $0.2 million increase in consulting expenses, and a $0.2 million increase in other miscellaneous expenses attributable to the acquisition and ownership of 39 properties throughout 2014 and 2015.

Other income, net—The $0.2 million increase in other income, net, was comprised of the interest income earned on cash and cash equivalents.

Leasing Activity

Below is a summary of leasing activity for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
New leases:
Number of leases	13	—	37	—
Square footage (in thousands)	42	—	107	—
First-year base rental revenue (in thousands)	$631	—	$1,500	—
Average rent per square foot (“PSF”)	$15.04	—	$14.01	—
Average cost PSF of executing new leases(1)(2)(3)	$49.68	—	$35.58	—
Renewals and Options:
Number of leases	19	—	57	1
Square footage (in thousands)	26	—	151	2
First-year base rental revenue (in thousands)	$622	$—	$2,572	$44
Average rent PSF	$23.75	$—	$17.09	$27.39
Average rent PSF prior to renewals	$20.65	$—	$15.19	$26.08
Percentage increase in average rent PSF	15.0%	—%	12.5%	5.0%
Average cost PSF of executing renewals and options(1)	$6.79	$—	$3.74	$4.11

(1)	The cost of executing new leases, renewals, and options includes leasing commissions, tenant improvement costs, and tenant concessions.

(2)
The increase in the average cost of executing new leases for the three months ended September 30, 2015 relates primarily to two new leases where significant tenant improvements were required to lease the space. Excluding those two deals the average cost of executing new leases per square foot is $38.82, with an average rent per square foot of $15.21.

(3)	The weighted average terms for new leases executed for the three and nine months ended September 30, 2015 are 7.5 and 6.9 years, respectively.

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

Below is a reconciliation of net loss to NOI for the nine months ended September 30, 2015 and 2014 (in thousands):

	2015	2014
Net loss	$(3,472)	$(3,029)
Adjusted to exclude:
Interest expense, net	2,812	631
Other income	(254)	(15)
General and administrative expenses	1,800	962
Acquisition expenses	7,831	2,080
Depreciation and amortization	16,619	1,186
Net amortization of above- and below-market leases	(778)	(8)
Straight-line rental income	(1,282)	(89)
NOI	$23,276	$1,718

Funds from Operations, Adjusted Funds from Operations, and Modified Funds from Operations

Funds from operations (“FFO”) is a non-GAAP performance financial measure that is widely recognized as a measure of REIT operating performance. We use FFO as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) to be net income (loss), computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”) excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of real estate property (including deemed sales and settlements of pre-existing relationships), plus depreciation and amortization on real estate assets and impairment charges, and after related adjustments for unconsolidated partnerships, joint ventures and noncontrolling interests. We believe that FFO is helpful to our investors and our management as a measure of operating performance because it excludes real estate-related depreciation and amortization, gains and losses from depreciable property dispositions, impairment charges, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which are not immediately apparent from net income. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or are requested or required by lessees for operational purposes in order to maintain the value disclosed. Since real estate values have historically risen or fallen with market conditions, including inflation, changes in interest rates, the business cycle, unemployment and consumer spending, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient. As a result, our management believes that the use of FFO, together with the required GAAP presentations, is helpful for our investors in understanding our performance. In particular, because GAAP impairment charges are not allowed to be reversed if the underlying fair values improve or because the timing of impairment charges may lag the onset of certain operating consequences, we believe FFO provides useful supplemental information related to current consequences, benefits and sustainability related to rental rate, occupancy and other core operating fundamentals. Additionally, we believe it is appropriate to exclude impairment charges from FFO, as these are fair value adjustments that are largely based on market fluctuations and assessments regarding general market conditions, which can change over time. Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses. In addition, FFO will be affected by the types of investments in our portfolio which will consist of, but are not limited to, necessity-based neighborhood and community shopping centers, first- and second-priority mortgage loans, mezzanine loans, bridge and other loans, mortgage-backed securities, collateralized debt obligations, and debt securities of real estate companies.

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

We believe that both AFFO and MFFO are helpful in assisting management and investors with the assessment of the sustainability of operating performance in future periods and, in particular, after our acquisition stage is complete, because both AFFO and MFFO exclude acquisition expenses that affect operations only in the period in which the property is acquired. Thus, AFFO and MFFO provide helpful information relevant to evaluating our operating performance in periods in which there is no acquisition activity.

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

•
Gains or losses related to fair-value adjustments for derivatives not qualifying for hedge accounting—This item relates to a fair value adjustment, which is based on the impact of current market fluctuations and underlying assessments of general market conditions and specific performance of the holding, which may not be directly attributable to current operating performance. As these gains or losses relate to underlying long-term assets and liabilities, management believes MFFO provides useful supplemental information by focusing on the changes in core operating fundamentals rather than changes that may reflect anticipated, but unknown, gains or losses.

•
Adjustment for gains or losses related to early extinguishment of derivatives and debt instruments—Similar to extraordinary items excluded from FFO, these adjustments are not related to continuing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods and to other real estate operators.

By providing AFFO and MFFO, we believe we are presenting useful information that also assists investors and analysts to better assess the sustainability (that is, the capacity to continue to be maintained) of our operating performance after our acquisition stage is completed. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT (“NTR”) industry. However, under GAAP, acquisition costs are characterized as operating expenses in determining operating net income (loss). These expenses are paid in cash by us, and therefore such funds will not be available to distribute to investors. AFFO and MFFO are useful in comparing the sustainability of our operating performance after our acquisition stage is completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. However, investors are cautioned that AFFO and MFFO should only be used to assess the sustainability of our operating performance after our acquisition stage is completed, as both measures exclude acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired. All paid and accrued acquisition costs negatively impact our operating performance during the period in which properties are acquired and will have negative effects on returns to investors, the potential for future distributions, and cash flows generated, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase prices of the properties we acquire. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. MFFO that excludes such costs and expenses would only be comparable to that of NTRs that have completed their acquisition activities and have similar operating characteristics as us. The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In the event that we do not have sufficient offering proceeds to fund the payment of acquisition fees and the reimbursement of acquisition expenses, such fees and expenses may need to be paid from other sources, including additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows. Acquisition costs also adversely affect our book value and equity.

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

The following section presents our calculation of FFO, AFFO, and MFFO and provides additional information related to our operations. As a result of the timing of the commencement of our initial public offering and our active real estate operations, FFO, AFFO, and MFFO are not relevant to a discussion comparing operations for the periods presented. We expect revenues and expenses to increase in future periods as we use our offering proceeds to acquire additional investments.

FFO, AFFO, AND MFFO
FOR THE PERIODS ENDED SEPTEMBER 30, 2015 AND 2014
(Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Calculation of FFO
Net loss	$(2,128)	$(1,921)	$(3,472)	$(3,029)
Add:
Depreciation and amortization of real estate assets	7,157	930	16,619	1,186
FFO	$5,029	$(991)	$13,147	$(1,843)
Calculation of AFFO
FFO	$5,029	$(991)	$13,147	$(1,843)
Add:
Acquisition expenses	4,160	1,494	7,831	2,080
AFFO	$9,189	$503	$20,978	$237
Calculation of MFFO
AFFO	$9,189	$503	$20,978	$237
Less:
Net amortization of above- and below-market leases	(303)	(42)	(778)	(8)
Straight-line rental income	(646)	(46)	(1,282)	(89)
Amortization of market debt adjustment	(256)	(3)	(578)	(6)
MFFO	$7,984	$412	$18,340	$134

Weighted-average common shares outstanding - basic and diluted	41,387	13,101	33,526	6,826
Net loss per share - basic and diluted	$(0.05)	$(0.15)	$(0.10)	$(0.44)
FFO per share - basic and diluted	$0.12	$(0.08)	$0.39	$(0.27)
AFFO per share - basic and diluted	$0.22	$0.04	$0.63	$0.03
MFFO per share - basic and diluted	$0.19	$0.03	$0.55	$0.02

Liquidity and Capital Resources

General

Our principal demands for funds are for real estate and real estate-related investments, payment of acquisition expenses, capital expenditures, operating expenses, distributions to stockholders, and debt payments. Generally, we expect cash needed for items other than acquisitions and acquisition expenses to be generated from operations. The sources of our operating cash flows are primarily driven by the rental income received from leased properties.

On September 30, 2015, we had raised approximately $1.1 billion in gross proceeds from our initial public offering, including $27.3 million through the DRIP. We closed the primary portion of our initial public offering on September 15, 2015. We continue to offer shares of common stock under the DRIP.

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

As of September 30, 2015, we had $68.8 million of contractual debt obligations, representing mortgage loans secured by our real estate assets, excluding below-market debt adjustments of $2.1 million. As these mature, we intend to refinance our debt obligations, if possible, or pay off the balances at maturity using the remaining net proceeds of our primary offering or other proceeds from operations and/or corporate-level debt. As of September 30, 2015, we had access to a $200 million revolving credit facility, which may be expanded to $700 million, from which we may draw funds to pay certain long-term debt obligations as they mature. There were no outstanding borrowings under this facility as of September 30, 2015, nor did we have any borrowing capacity under the facility, as we had not yet designated any of our properties as being included in the calculation of the borrowing base as defined by the terms of the credit facility.

For the nine months ended September 30, 2015, gross distributions of approximately $38.0 million were paid to stockholders, including $20.1 million of distributions reinvested through the DRIP, for net cash distributions of $17.9 million. On October 1, 2015, gross distributions of approximately $5.8 million were paid, including $3.1 million of distributions reinvested through the DRIP, for net cash distributions of $2.7 million. On November 2, 2015, gross distributions of approximately $6.2 million were paid, including $3.3 million of distributions reinvested through the DRIP, for net cash distributions of $2.9 million. Distributions were funded by a combination of cash generated from operating activities and proceeds from our primary offering.

On November 2, 2015, our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing November 1, 2015 through and including December 31, 2015. The authorized distributions equal an amount of $0.00445205 per share of common stock, par value $0.01 per share. A portion of each distribution is expected to constitute a return of capital for tax purposes.

Long-term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for real estate and real estate-related investments, payment of acquisition expenses, capital expenditures, operating expenses, distributions and redemptions to stockholders, and interest and principal on indebtedness. Generally, we expect to meet cash needs for items other than acquisitions and acquisition expenses from our cash flow from operations, and we expect to meet cash needs for acquisitions and acquisition expenses from the net proceeds of our initial public offering and from debt financings, including our revolving credit facility. As they mature, we intend to refinance our long-term debt obligations if possible, or pay off the balances at maturity using the remaining net proceeds of our primary offering or proceeds from operations and/or other corporate-level debt. We expect that substantially all net cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are funded; however, we have and may continue to use other sources to fund distributions as necessary, including proceeds from our initial public offering and borrowings under current or future debt agreements.

Our charter limits our borrowings to 300% of our net assets (as defined in our charter); however, we may exceed that limit if a majority of our independent directors approves each borrowing in excess of our charter limitation and if we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. In all events, we expect that our secured and unsecured borrowings will be reasonable in relation to the net value of our assets and will be reviewed by our board of directors at least quarterly. As of September 30, 2015, our borrowings were 7.8% of our net assets.

We believe that careful use of debt will help us to achieve our diversification goals because we will have more funds available for investment. However, high levels of debt could cause us to incur higher interest charges and higher debt service payments, which would decrease the amount of cash available for distribution to our investors.

As of September 30, 2015 and December 31, 2014, our leverage ratio (calculated as total debt, less cash and cash equivalents, as a percentage of total real estate investments, including acquired intangible lease assets and liabilities, at cost) could not be calculated, as our cash balances exceeded our debt outstanding.

The table below summarizes our consolidated indebtedness at September 30, 2015 (dollars in thousands).

	Principal Amount at	Weighted-Average	Weighted-Average
Debt(1)	September 30, 2015	Interest Rate	Years to Maturity
Fixed-rate mortgages payable(2)	$68,795	5.70%	5.5

(1)	The above table does not include any below-market debt adjustment, of which $2.1 million was recorded as of September 30, 2015.

(2)	Currently all of our fixed-rate debt represents six loans assumed as part of acquisitions. These loans typically have higher interest rates than interest rates associated with new debt.

Contractual Commitments and Contingencies

Our contractual obligations as of September 30, 2015, were as follows (in thousands):

	Payments due by period
	Total	2015	2016	2017	2018	2019	Thereafter
Long-term debt obligations - principal payments	$68,795	$198	$20,822	$21,351	$8,762	$551	$17,111
Long-term debt obligations - interest payments	15,961	1,309	2,841	1,918	1,365	931	7,597
Operating lease obligations	1,212	54	227	228	228	228	247
Total	$85,968	$1,561	$23,890	$23,497	$10,355	$1,710	$24,955

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
As of September 30, 2015, we were in compliance with all restrictive covenants of our outstanding debt obligations. We expect to continue to meet the requirements of our debt covenants over the short- and long-term.

Distributions

Distributions for the nine months ended September 30, 2015 and 2014 accrued at an average daily rate of $0.00445205 per share of common stock.

Activity related to distributions to our stockholders for the three and nine months ended September 30, 2015 and 2014, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gross distributions paid	$16,090	$4,293	$38,010	$6,168
Distributions reinvested through DRIP	8,610	2,267	20,138	3,176
Net cash distributions	7,480	2,026	17,872	2,992
Net loss attributable to stockholders	2,128	1,921	3,472	3,209
Net cash provided by operating activities	6,324	551	14,012	133
FFO(1)	5,029	(991)	13,147	(1,843)
(1) See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures - Funds from Operations, Adjusted Funds from Operations and Modified Funds from Operations” for the definition of FFO, information regarding why we present FFO, as well as for a reconciliation of this non-GAAP financial measure to net loss.

There were gross distributions of $5.8 million and $3.0 million accrued and payable as of September 30, 2015 and December 31, 2014, respectively. During the nine months ended September 30, 2015, we funded 36.9% of our distributions with cash flows provided by operations and 10.1% from proceeds from our primary offering. The remaining 53.0% was reinvested in shares of common stock through the DRIP.

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

Critical Accounting Policies

There have been no changes to our critical accounting policies during the nine months ended September 30, 2015. For a summary of our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 5, 2015.

Impact of Recently Issued Accounting Pronouncements

The following table provides a brief description of recent accounting pronouncements that could have a material effect on our financial statements:

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
		January 1, 2016	We do not expect the adoption of this pronouncement to have a material impact on our consolidated financial statements.
ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs
This update amends existing guidance to require the presentation of certain debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted.
January 1, 2016
We expect that the adoption of this pronouncement will result in the presentation of certain debt issuance costs, which are currently included in deferred financing expense (net) in our consolidated balance sheets, as a direct deduction from the carrying amount of the related debt instrument.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2015, we had no variable-rate debt outstanding and therefore are not directly exposed to interest rate changes. We may hedge a portion of any future exposure to interest rate fluctuations through the utilization of interest rate swaps in order to mitigate the risk of this exposure. We do not intend to enter into derivative or interest rate transactions for speculative purposes. Our hedging decisions will be determined based upon the facts and circumstances existing at the time of the hedge and may differ from our currently anticipated hedging strategy. Because we may use derivative financial instruments to hedge against interest rate fluctuations, we may be exposed to both credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. As of September 30, 2015, we were not party to any interest rate swap agreements.

As the information presented above includes only those exposures that exist as of September 30, 2015, it does not consider all exposures or positions that could arise after that date. The ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

We do not have any foreign operations, and thus we are not exposed to foreign currency fluctuations.

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2015. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2015.
Internal Control Changes
During the quarter ended September 30, 2015, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our organizational documents permit us to pay distributions from sources other than cash flow from operations. Specifically, some or all of our distributions may be paid from retained cash flow, from borrowings and from cash flow from investing activities, including the net proceeds from the sale of our assets, or from the net proceeds of our ‘‘reasonable best efforts’’ offering. Accordingly, until such time as we are generating cash flow from operations sufficient to cover distributions, during the pendency of our ‘‘reasonable best efforts’’ offering, we have and will likely continue to pay distributions from the net proceeds of the offering. We have not established any limit on the extent to which we may use alternate sources, including borrowings or proceeds of the offering, to pay distributions. We began declaring distributions to stockholders of record during February 2014. A portion of the distributions paid to stockholders to date have been paid from the net proceeds of our ‘‘reasonable best efforts’’ offering, which reduces the proceeds available for other purposes. For the nine months ended September 30, 2015, we paid distributions of $38.0 million, including distributions reinvested through the DRIP, and our GAAP cash flows provided by operations were $14.0 million. To the extent we pay cash distributions, or a portion thereof, from sources other than cash flow from operations, we will have less capital available to invest in properties and other real estate-related assets, the book value per share may decline, and there will be no assurance that we will be able to sustain distributions at that level. In addition, by using the net proceeds of our ‘‘reasonable best efforts’’ offering to fund distributions, earlier investors may benefit from the investments made with funds raised later in our ‘‘reasonable best efforts’’ offering, while later investors may not benefit from all of the net offering proceeds raised from earlier investors.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

a)	We did not sell any equity securities that were not registered under the Securities Act, during the nine months ended September 30, 2015.

b)
On November 25, 2013, our registration statement on Form S-11 (File No. 333-190588), covering a public offering of up to 100 million shares of common stock, was declared effective under the Securities Act, and we commenced our initial public offering. We offered 80 million shares of common stock in our primary offering at an aggregate offering price of up to $2.0 billion, or $25.00 per share with discounts available to certain categories of purchasers. The 20 million shares offered under the DRIP are initially being offered at an aggregate offering price of $475 million, or $23.75 per share. We closed the primary portion of our initial public offering on September 15, 2015. We continue to offer shares of common stock under the DRIP.

As of September 30, 2015, we had issued 43.4 million shares of common stock in our primary offering, generating gross cash proceeds of $1.1 billion. As of September 30, 2015, we had incurred $69.4 million in selling commissions, all of which was reallowed to participating broker-dealers, $32.4 million in dealer manager fees, $12.3 million of which was reallowed to participating broker-dealers, and $17.8 million of other offering costs.

From the commencement of our public offering through September 30, 2015, the net primary offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $956.9 million. As of September 30, 2015, we have used the net proceeds from our primary offerings, combined with debt financing, to purchase $710.8 million in real estate and to pay $13.3 million of acquisition fees and expenses.

c)	During the quarter ended September 30, 2015, we repurchased shares as follows:

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(2)	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
July 2015	73,937	$23.27	73,937	(3)
August 2015	6,441	24.90	6,441	(3)
September 2015	—	—	—	(3)

(1)	All purchases of our equity securities by us in the three months ended September 30, 2015 were made pursuant to the share repurchase program.
(2)We announced the commencement of the share repurchase program on November 25, 2013.

(3)
We currently limit the dollar value and number of shares that may yet be repurchased under the share repurchase program as described below. During the three months ended September 30, 2015, we repurchased $1.9 million of common stock, which represented all repurchase requests received timely, in good order and eligible for repurchase during that period.

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
101.1
The following information from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Equity; and (iv) Consolidated Statements of Cash Flows*

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS EDISON GROCERY CENTER REIT II, INC.

Date: November 12, 2015	By:	/s/ Jeffrey S. Edison
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2015	By:	/s/ Devin I. Murphy
Devin I. Murphy
Chief Financial Officer
(Principal Financial Officer)