Form 10-K
period 2015-12-31
PHILLIPS EDISON GROCERY CENTER REIT II, INC.
filed 2016-03-03
CIK 1581405

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☑
While there is no established public market for the registrant’s shares of common stock, the Registrant has made a public offering of its shares of common stock pursuant to a Registration Statement on Form S-11 in which shares were sold at $25.00 per share, with discounts available for certain categories of purchasers. The Registrant closed its primary public offering of shares of common stock on September 15, 2015, while it continues to offer shares pursuant to its distribution reinvestment plan.
There were approximately 38.1 million shares of common stock held by non-affiliates as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter.
As of February 29, 2016, there were 46.0 million outstanding shares of common stock of the Registrant.
Documents Incorporated by Reference:
Registrant incorporates by reference in Part III (Items 10, 11, 12, 13, and 14) of this Form 10-K portions of its Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders.

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

PART I

ITEM 1.     BUSINESS

Overview

Phillips Edison Grocery Center REIT II, Inc., (“we,” the “Company,” “our,” or “us”) was formed as a Maryland corporation in June 2013, and elected to be taxed as a real estate investment trust (“REIT”) commencing with the taxable year ended December 31, 2014. Substantially all of our business is conducted through Phillips Edison Grocery Center Operating Partnership II, L.P. (the “Operating Partnership”), a Delaware limited partnership formed in June 2013. We are a limited partner of the Operating Partnership, and our wholly owned subsidiary, PE Grocery Center OP GP II LLC, is the sole general partner of the Operating Partnership.

In August 2013, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer $2.475 billion in shares of common stock on a “reasonable best efforts” basis in our initial public offering, of which $2.0 billion in shares were registered in our primary offering and $475 million in shares were registered under our distribution reinvestment plan (the “DRIP”). The SEC declared our registration effective on November 25, 2013. We closed our primary offering of shares of common stock in September 2015. After reallocating unsold shares from our primary offering, we continue to offer approximately $1.3 billion in shares of common stock under the DRIP. Stockholders who elect to participate in the DRIP may choose to invest all or a portion of their cash distributions in shares of our common stock at a purchase price of $23.75 per share.

Prior to December 3, 2015, our advisor was American Realty Capital PECO II Advisors, LLC (“ARC”), a limited liability company that was organized in the State of Delaware in July 2013 and is under common control with AR Capital LLC (the “AR Capital sponsor”). Under the terms of the advisory agreement between ARC and us (the “former advisory agreement”), ARC was responsible for the management of our day-to-day activities and the implementation of our investment strategy. ARC delegated its duties under the advisory agreement, including the management of our day-to-day operations and our portfolio of real estate assets, to Phillips Edison NTR II LLC (“PE-NTR II”), which is directly or indirectly owned by Phillips Edison Limited Partnership (the “Phillips Edison sponsor”) and Michael Phillips and Jeffrey Edison, principals of our Phillips Edison sponsor. On November 2, 2015, the Conflicts Committee of our board of directors made the decision to terminate the former advisory agreement with ARC, effective as of December 3, 2015. The termination was “without cause.” The sub-advisory agreement with PE-NTR II terminated in conjunction with the termination of the former advisory agreement.

On November 2, 2015, the Conflicts Committee approved our entry into a new advisory agreement (the “Current Advisory
Agreement”) with the Operating Partnership and PE-NTR II. Under the Current Advisory Agreement, PE-NTR II provides the same advisory and asset management services that PE-NTR II and ARC provided to us under the former advisory agreement and the former sub-advisory agreement. The Current Advisory Agreement has a one-year term, but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of the parties.

We invest primarily in well-occupied, grocery-anchored neighborhood and community shopping centers having a mix of creditworthy national and regional retailers selling necessity-based goods and services in strong demographic markets throughout the United States. As of December 31, 2015, we owned fee simple interests in 57 real estate properties acquired from third parties unaffiliated with us, PE-NTR II or ARC.

Segment Data

We internally evaluate the operating performance of our portfolio of properties and currently do not differentiate properties by geography, size, or type. Each of our investment properties is considered a separate operating segment, as each property earns revenue and incurs expenses, individual operating results are reviewed and discrete financial information is available. However, the properties are aggregated into one reportable segment as they have similar economic characteristics, we provide similar services to the tenants at each of our properties, and we evaluate the collective performance of our properties. Accordingly, we did not report any other segment disclosures in 2015.

Tax Status

We elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) beginning with the tax year ended December 31, 2014. Because we qualify for taxation as a REIT, we generally will not be subject to federal income tax on taxable income that is distributed to stockholders. If we fail to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, we will be subject to federal (including any applicable alternative minimum tax) and state income tax on our taxable income at regular corporate rates. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income, property or net worth, respectively, and to federal income and excise taxes on our undistributed income.

Competition

We are subject to significant competition in seeking real estate investments and tenants. We compete with many third parties engaged in real estate investment activities including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, hedge funds, governmental bodies and other entities. Some of these competitors, including larger REITs, have substantially greater financial resources than we do and generally enjoy significant competitive advantages that result from, among other things, increased access to capital, a lower cost of capital, and enhanced operating efficiencies.

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

Access to Company Information

We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the SEC. The public may read and copy any of the reports that are filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, on official business days during the hours of 10:00 AM to 3:00 PM. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

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

ITEM 1A.   RISK FACTORS

The factors described below represent our principal risks. Other factors may exist that we do not consider to be significant based on information that is currently available or that we are not currently able to anticipate. The occurrence of any of the risks discussed below could have a material adverse effect on our business, financial condition, results of operations and ability to pay distributions to our stockholders. Potential investors and our stockholders may be referred to as “you” or “your” in this Item 1A, “Risk Factors” section.

Risks Related to an Investment in Us

To date, we have not generated sufficient cash flow from operations to pay distributions, and, therefore, we have paid, and may continue to pay, a portion of our distributions from the net proceeds from the issuance of shares of our common stock, which reduces the amount of cash we ultimately have to invest in assets, negatively impacting the value of our stockholders’ investment and is dilutive to our stockholders.

Our organizational documents permit us to pay distributions from sources other than cash flow from operations. Specifically, some or all of our distributions have been or may be paid from retained cash flow, from borrowings and from cash flow from investing activities, including the net proceeds from the sale of our assets, or from the net proceeds from the issuance of shares of our common stock. Accordingly, until such time as we are generating cash flow from operations sufficient to cover distributions, we have and will likely continue to pay distributions from the net proceeds from the issuance of our common stock. We have not established any limit on the extent to which we may use alternate sources to pay distributions. We began declaring distributions to stockholders of record during February 2014. A portion of the distributions paid to stockholders to date have been paid from the net proceeds of the issuance of shares of our common stock, which reduces the proceeds available for other purposes.

For the year ended December 31, 2015, we paid gross distributions to our common stockholders of $56.1 million, including distributions reinvested through the DRIP of $29.8 million. Our net cash provided by operating activities was $16.6 million, which represents a shortfall of $39.5 million, or 70.4%, of our distributions paid, while our funds from operations (“FFO”) were $19.1 million which represents a shortfall of $37.0 million, or 66.0%, of the distributions paid. The shortfall was funded by proceeds from our offering. For the year ended December 31, 2014, we paid distributions of $13.7 million, including distributions reinvested through the DRIP of $7.2 million. The distributions were fully funded by proceeds from our offering. To the extent we pay cash distributions, or a portion thereof, from sources other than cash flow from operations, we will have less capital available to invest in properties and other real estate-related assets, the book value per share may decline, and there will be no assurance that we will be able to sustain distributions at that level.

Because no public trading market for our shares currently exists, it is difficult for our stockholders to sell their shares and, if our stockholders are able to sell their shares, it will likely be at a substantial discount to the public offering price.

There is not public market for our shares, and our charter does not require our directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require our directors to list our shares for trading on a national securities exchange by a specified date. Until our shares are listed, if ever, stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. In addition, our charter prohibits the ownership of more than 9.8% in value of our aggregate outstanding stock or more than 9.8% in value or number of shares, whichever is more restrictive, of our aggregate outstanding common stock, unless exempted by our board of directors, which may inhibit large investors from purchasing your shares. In its sole discretion, our board of directors could amend, suspend or terminate our share repurchase program upon 30 days’ notice. Further, the share repurchase program includes numerous restrictions that would limit a stockholder’s ability to sell his or her shares. Therefore, it is difficult for our stockholders to sell their shares promptly or at all. If a stockholder is able to sell his or her shares, it would likely be at a substantial discount to the public offering price. It is also likely that our shares would not be accepted as the primary collateral for a loan. Because of the illiquid nature of our shares, investors should purchase our shares only as a long-term investment and be prepared to hold them for an indefinite period of time.

We have a limited operating history and PE-NTR II had no prior operating history or prior experience operating a public company before us, which makes our future performance difficult to predict.

We have a limited operating history and, as of December 31, 2015, we owned 57 real estate properties. Our stockholders should not assume that our performance will be similar to the past performance of other real estate investment programs sponsored by affiliates of PE-NTR II.

PE-NTR II was formed on June 4, 2013 and has had limited operations as of the date of this report. Therefore, our stockholders should be cautious when drawing conclusions about our future performance, and you should not assume that it will be similar to the prior performance of other Phillips Edison -sponsored programs. Our limited operating history and PE-NTR II’s limited operating history significantly increase the risk and uncertainty our stockholders face in making an investment in our shares.

We may suffer from delays in locating suitable investments, which could limit our ability to make distributions and lower the overall return on your investment.

We rely upon our Phillips Edison sponsor and the real estate professionals affiliated with it to identify suitable investments. The public and private programs sponsored by our Phillips Edison sponsor rely on it for investment opportunities. To the extent that our sponsor and the other real estate professionals employed by PE-NTR II face competing demands upon their time at times when we have capital ready for investment, we may face delays in locating suitable investments. Delays we encounter in the selection and acquisition or origination of income-producing assets would likely limit our ability to pay distributions to our stockholders and lower their overall returns. Further, if we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, our stockholders could suffer delays in receiving the cash distributions attributable to those particular properties.

If we are unable to find suitable investments, we may not be able to achieve our investment objectives or pay distributions.

Our ability to achieve our investment objectives and to pay distributions depends primarily upon the performance of PE-NTR II with respect to the acquisition of our investments. Competition from competing entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, historically there have been disruptions and dislocations in the credit markets which have materially impacted the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. A similar period in which there is a lack of available debt could result in a further reduction of suitable investment opportunities and create a competitive advantage to other entities that have greater financial resources than we do. During such times, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted. This lack of available debt could also result in a reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. In addition, if we pay fees to lock in a favorable interest rate, falling interest rates or other factors could require us to forfeit these fees. If we acquire properties and other investments at higher prices or by using less-than-ideal capital structures, our returns will be lower and the value of our assets may decrease significantly below the amount we paid for such assets.

We are also subject to competition in seeking to acquire real estate-related investments. We can give no assurance that PE-NTR II will be successful in obtaining suitable investments on financially attractive terms or that our objectives will be achieved. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions and we may not be able to meet our investment objectives.

We may change our targeted investments without stockholder consent.

Our portfolio is primarily invested in well-occupied, grocery-anchored neighborhood and community shopping centers leased to a mix of national, regional, and local creditworthy tenants selling necessity-based goods and services in strong demographic markets throughout the United States. Though this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, our current targeted investments. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions to our stockholders.

Because we are dependent upon PE-NTR II and its affiliates to conduct our operations, any adverse changes in the financial health of PE-NTR II or its affiliates or our relationship with them could hinder our operating performance and the return on our stockholders’ investments.

We are dependent on PE-NTR II, which is responsible for our day-to-day operations and is primarily responsible for the selection of our investments. We are also dependent on Phillips Edison & Co. Ltd. (the “Property Manager”) to manage our portfolio of real estate assets. PE-NTR II had no previous operating history prior to serving as our sub-advisor and advisor, and it depends upon the fees and other compensation that it receives from us in connection with the purchase, management and sale of assets to conduct its operations. Any adverse changes in the financial condition of PE-NTR II, our Property Manager or certain of their affiliates or in our relationship with them could hinder their ability to successfully manage our operations and our portfolio of investments.

The loss of or the inability to obtain key real estate professionals at PE-NTR II could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of your investment.

Our success depends to a significant degree upon the contributions of Jeffrey S. Edison, our chief executive officer, R. Mark Addy, our president and chief operating officer, and Devin I. Murphy, our chief financial officer. We do not have employment agreements with these individuals, and they may not remain associated with us. If any of these persons were to cease their association with us, our operating results could suffer. We do not intend to maintain key person life insurance on any person. Our future success depends, in large part, upon PE-NTR II and its affiliates’ ability to hire and retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and PE-NTR II and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. We may be unsuccessful in establishing strategic relationships with firms that have special expertise in certain services or detailed knowledge regarding real properties in certain geographic regions. Maintaining such relationships will be important for us to effectively compete with other investors for properties and tenants in such regions. We may be unsuccessful in establishing and retaining such relationships. If we lose or are unable to obtain the services of highly skilled professionals or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investments may decline.

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

The occurrence of cyber incidents, or a deficiency in our cybersecurity or the cybersecurity of our PE-NTR II, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

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

If we decide to list our common stock on a national securities exchange, we may wish to lower our distribution rate in order to optimize the price at which our shares would trade.

Our board of directors has the option to effect a liquidity event by listing our common stock on a national securities exchange. If such an election were to occur, a reduction in our distribution rate could occur with or in advance of a listing, as the public market for listed REITs appears to reward those that have a more conservative distribution policy.

Risks Related to Conflicts of Interest

Our sponsor and its affiliates, including all of our executive officers, one of our directors and other key real estate professionals, face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.

PE-NTR II and its affiliates receive substantial fees from us. These fees could influence PE-NTR II’s advice to us as well as their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with PE-NTR II and its affiliates, including our current advisory agreement and the property management agreement;

•	public offerings of equity by us, which will likely entitle PE-NTR II to increased acquisition and asset-management compensation;

•	sales of properties and other investments to third parties, which entitle PE-NTR II and the special limited partner to disposition fees and possible subordinated incentive fees;

•
acquisitions of properties and other investments from other Phillips Edison-sponsored programs, which might entitle its affiliates to disposition fees and possible subordinated incentive fees and distributions in connection with its services for the seller;

•	acquisitions of properties and other investments from third parties, which entitle PE-NTR II to acquisition and asset management compensation;

•	borrowings to acquire properties and other investments, which borrowings increase the acquisition and asset management compensation payable to PE-NTR II;

•	whether and when we seek to list our common stock on a national securities exchange, which listing could entitle the special limited partner to a subordinated incentive listing distribution; and

•	whether and when we seek to sell the company or its assets, which sale could entitle PE-NTR II to a subordinated participation in net sales proceeds.

The fees PE-NTR II receives in connection with transactions involving the acquisition of assets are based initially on the cost of the investment, and are not based on the quality of the investment or the quality of the services rendered to us. This may influence PE-NTR II to recommend riskier transactions to us. In addition, because the fees are based on the cost of the investment, it may create an incentive for PE-NTR II to recommend that we purchase assets with more debt and at higher prices.

The management of multiple REITs by the officers of PE-NTR II may significantly reduce the amount of time the officers of PE-NTR II are able to spend on activities related to us and may cause other conflicts of interest, which may cause our operating results to suffer.

The officers of PE-NTR II are part of the senior management or are key personnel of Phillips Edison Grocery Center REIT I, Inc. (“PE-GCR I”), a REIT sponsored by Phillips Edison. As a result, PE-GCR I may have overlapping acquisition, operational, disposition and liquidation phases as us, which may cause conflicts of interest to arise throughout the life of our company with respect to, among other things, locating and acquiring properties, entering into leases and disposing of properties. The conflicts of interest each of the officers of PE-NTR II faces due to the competing time demands may cause our operating results to suffer.

Our sponsor faces conflicts of interest relating to the acquisition of assets and leasing of properties, and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets and obtain less creditworthy tenants, which could limit our ability to make distributions and reduce our stockholders’ overall investment returns.

We rely on our sponsor and the executive officers and other key real estate professionals at PE-NTR II to identify suitable investment opportunities for us. The other key real estate professionals of PE-NTR II are also the key real estate professionals at our sponsor and its other public and private programs. Many investment opportunities that are suitable for us may also be suitable for other Phillips Edison-sponsored programs. Thus, the executive officers and real estate processionals of PE-NTR II could direct attractive investment opportunities to other entities or investors. Such events could result in us investing in properties that provide less attractive returns, which may reduce our ability to make distributions.

We and other Phillips Edison-sponsored programs also rely on these real estate professionals to supervise the property management and leasing of properties. If the Property Manager directs creditworthy prospective tenants to properties owned by another Phillips Edison-sponsored program when they could direct such tenants to our properties, our tenant base may have more inherent risk than might otherwise be the case. Further, these executive officers and key real estate professionals are not prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments.

PE-NTR II faces conflicts of interest relating to the incentive fee structure, which could result in actions that are not necessarily in the long-term best interests of our stockholders.

Under our advisory agreement and the limited partnership agreement of our Operating Partnership, or the partnership agreement, our special limited partner and its affiliates will be entitled to fees, distributions and other amounts that are structured in a manner intended to provide incentives to PE-NTR II to perform in our best interests and in the best interests of our stockholders. However, because PE-NTR II does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, its interests are not wholly aligned with those of our stockholders. In that regard, PE-NTR II could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our special limited partner to fees. In addition, our special limited partner and its affiliates’ entitlement to fees and distributions upon the sale of our assets and to participate in sale proceeds could result in PE-NTR II recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle PE-NTR II and its affiliates to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest. The partnership agreement will require us to pay a performance-based termination distribution to PE-NTR II if we terminate the advisory agreement and an affiliate of PE-NTR II does not become our new advisor prior to the listing of our shares for trading on an exchange or, absent such listing, in respect of its participation in net sales proceeds. To avoid paying this fee, our independent directors may decide against terminating the advisory agreement prior to our listing of our shares or disposition of our investments even if, but for the termination distribution, termination of the advisory agreement would be in our best interest. In addition, the requirement to pay the distribution to our special limited partner at termination could cause us to make different investment or disposition decisions than we would otherwise make, in order to satisfy our obligation to pay the distribution to the terminated advisor. Moreover, PE-NTR II will have the right to terminate the advisory agreement upon a change of control of our company and thereby trigger the payment of the termination distribution, which could have the effect of delaying, deferring or preventing the change of control. In addition, PE-NTR II will be entitled to an annual subordinated performance fee for any year in which our total return on stockholders’ capital exceeds 6.0% per annum. PE-NTR II will be entitled to 15.0% of the amount in excess of such 6.0% per annum, provided that the amount paid to PE-NTR II does not exceed 10.0% of the aggregate total return for such year. For a more detailed discussion of the fees payable to PE-NTR II and its affiliates in connection with the management of our company, see Note 11 to the consolidated financial statements.

PE-NTR II will face conflicts of interest relating to joint ventures that we may form with affiliates of our sponsor, which conflicts could result in a disproportionate benefit to the other venture partners at our expense.

If approved by a majority of our board of directors, including a majority of our independent directors not otherwise interested in the transaction, and as permitted under the best practices guidelines on affiliated transaction adopted by our board of directors, we may enter into joint venture agreements with other sponsor-affiliated programs or entities for the acquisition, development or improvement of properties or other investments. All of our executive officers, some of our directors and the key real estate professionals assembled by PE-NTR II are also executive officers, directors, the spouse of a director, managers, key professionals or holders of a direct or indirect controlling interest in PE-NTR II or other Phillips Edison-affiliated entities. These persons will face conflicts of interest in determining which Phillips Edison-affiliated program should enter into any particular joint venture agreement. These persons may also face a conflict in structuring the terms of the relationship between our interests and the interests of the Phillips Edison-affiliated co-venturer and in managing the joint venture. Any joint venture agreement or transaction between us and a Phillips Edison-affiliated co-venturer will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. The Phillips Edison-affiliated co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. These co-venturers may thus benefit to our and your detriment.

Our sponsor, our officers, PE-NTR II, and the real estate and other professionals assembled by PE-NTR II face competing demands relating to their time, and this may cause our operations and our stockholders’ investments to suffer.

We rely on PE-NTR II for the day-to-day operation of our business. In addition, PE-NTR II has the primary responsibility for the selection of our investments. PE-NTR II makes major decisions affecting us under the direction of our board of directors. PE-NTR II relies on our sponsor and its affiliates to conduct our business. Our officers are principals and executives of our Phillips Edison sponsor and the affiliates that manage the assets of the other Phillips Edison-sponsored programs. As a result of their interests in other Phillips Edison-sponsored programs, their obligations to other investors and the fact that they engage in and they will continue to engage in other business activities, these individuals will continue to face conflicts of interest in allocating their time among us and other Phillips Edison sponsored programs. The officers of PE-NTR II devote a substantial portion of their time to PE-GCR I which, as of December 31, 2015, had acquired interests in 147 properties since its inception for approximately $2.2 billion. PE-GCR I continues to acquire assets similar to the assets which we intend to acquire, and our officers will have to allocate their time and resources to acquiring assets for PE-GCR I while we are seeking to acquire properties. Should PE-NTR II breach its fiduciary duties to us by inappropriately devoting insufficient time or resources to our business, the returns on our investments, and the value of our stockholders’ investments, may decline.

All of our executive officers, one of our directors and the key real estate and other professionals assembled by PE-NTR II face conflicts of interest related to their positions or interests in affiliates of our sponsor, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.

All of our executive officers, one of our directors and the key real estate and other professionals assembled by PE-NTR II are also executive officers, directors, managers, key professionals or holders of a direct or indirect controlling interests in PE-NTR II, or other sponsor-affiliated entities. Through our sponsor’s affiliates, some of these persons work on behalf of other Phillips Edison-sponsored public and private programs. As a result, they have loyalties to each of these entities, which loyalties could conflict with the fiduciary duties they owe to us and could result in action or inaction detrimental to our business. Conflicts with our business and interests are most likely to arise from (1) allocation of new investments and management time and services between us and the other entities, (2) our purchase of properties from, or sale of properties to, affiliated entities, (3) development of our properties by affiliates, (4) investments with affiliates of PE-NTR II, (5) compensation to PE-NTR II, and (6) our relationship with PE-NTR II and the Property Manager. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

Risks Related to Our Corporate Structure

We use an estimated value of our share that is based on a number of assumptions that may not be accurate or complete.

To assist FINRA members and their associated persons that participated in our initial public offering, pursuant to applicable FINRA and NASD conduct rules, we disclose in each annual report distributed to stockholders a per share estimated value of our shares, the method by which it was developed, and the date of the data used to develop the estimated value. For this purpose, PE-NTR II estimated the value of our common shares as $25.00 per share as of December 31, 2015. The basis for this valuation is the offering price of our shares of common stock in our initial public offering was $25.00 per share (ignoring purchase price discounts for certain categories of purchasers). PE-NTR II has indicated that it intends to use the most recent price paid to acquire a share in our initial public offering (ignoring purchase price discounts for certain categories of purchasers) or a follow-on public offering as its estimated per share value of our shares until no later than April 11, 2016, when certain amendments to the FINRA and NASD Conduct Rules take effect. After April 11, 2016, how we report our estimated value per share will change. We may report the net investment amount of our shares, which will be the primary offering purchase price of our shares less selling commissions, dealer manager fees and organization and offering expenses, or we may provide an estimated NAV per share. In addition, no later than the filing of our Quarterly Report on Form 10-Q for the quarter ending March 31, 2016, with the SEC, we will provide an estimated NAV per share. Such NAV per share will be equal to the net asset value of our company as determined by PE-NTR II, or NAV, divided by the number of shares of our common stock outstanding as of the end of the business day immediately preceding the day on which we make each quarterly financial filing. Once we announce an estimated NAV per share, we will update the estimated NAV per share on a quarterly basis.

Although our initial estimated value represents the most recent price at which most investors were willing to purchase shares in our initial public offering, this reported value is likely to differ from the price that a stockholder would receive in the near term upon a resale of his or her shares or upon a liquidation of the our assets because (1) there is no public trading market for the shares at this time; (2) the $25.00 primary offering price involved the payment of underwriting compensation and other directed selling efforts, which payments and efforts were likely to produce a higher sale price than could otherwise be obtained; (3) estimated value does not reflect, and is not derived from, the fair market value of our assets because the amount of proceeds available for investment from our primary public offering is net of selling commissions, dealer manager fees, other organization and offering costs and acquisition fees and expenses; (4) the estimated value does not take into account how market fluctuations affect the value of our investments, including how disruptions in the financial and real estate markets may affect the values of our investments; and (5) the estimated value does not take into account how developments related to individual assets may have increased or decreased the value of our portfolio.

When determining the estimated NAV per share, PE-NTR II, or another firm we choose for that purpose, will estimate the value of our shares based upon a number of assumptions that may not be accurate or complete. Accordingly, these estimates may or may not be an accurate reflection of the fair market value of our investments and will not likely represent the amount of net proceeds that would result from an immediate sale of our assets.

We may repurchase shares at per share prices that exceed the net proceeds per share from our initial share offering which may dilute our remaining stockholders.

Under our share repurchase program, shares may be repurchased at varying prices depending on (1) the number of years the shares have been held, (2) the purchase price paid for the shares, (3) whether the redemptions are sought upon a stockholder’s death, qualifying disability or determination of incompetence and (4) whether we are repurchasing at per share NAV. The maximum price that may be paid under the program is $25.00 per share prior to the NAV pricing date, or per share NAV commencing on the NAV pricing date, which could exceed $25.00 per share. The initial per share purchase price of our shares, less commissions and organization and offering expenses, could be less than the price at which we repurchase shares from a stockholder. Thus, if we repurchase shares of our common stock at a price of $25.00 per share, for example, such repurchase price would be at a price exceeding the net per share proceeds we invest in assets, diluting our remaining investors.

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

Although we are not currently afforded certain protections of the Maryland General Corporation Law relating to deterring or defending hostile takeovers, our board of directors could opt into these provisions of Maryland law in the future, which may discourage others from trying to acquire control of us and may prevent our stockholders from receiving a premium price for their stock in connection with a business combination.

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

Maryland law limits the ability of a third party to buy a large stake in us and exercise voting power in electing directors, which may discourage a takeover that could otherwise result in a premium price to our stockholders.

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

Pursuant to Maryland law and our charter, our stockholders are entitled to vote only on the following matters without concurrence of the board: (1) election or removal of directors; (2) amendment of the charter, as provided in Article XIII of the charter; (3) dissolution of us; and (4) to the extent required under Maryland law, merger or consolidation of us or the sale or other disposition of all or substantially all of our assets. With respect to all other matters, our board of directors must first adopt a resolution declaring that a proposed action is advisable and direct that such matter be submitted to our stockholders for approval or ratification. These limitations on voting rights may limit our stockholders’ ability to influence decisions regarding our business.

You are limited in your ability to sell your shares pursuant to our share repurchase program and may have to hold your shares for an indefinite period of time.

Our board of directors may amend the terms of our share repurchase program without stockholder approval. Our board of directors also is free to suspend or terminate the program upon 30 days’ notice or to reject any request for repurchase. In addition, the share repurchase program includes numerous restrictions that would limit your ability to sell your shares. Once our shares are transferred for value by a stockholder, the transferee and all subsequent holders of the shares are not eligible to participate in the share repurchase program. Prior to the time PE-NTR II begins calculating NAV, unless waived by our board of directors, you must have held your shares for at least one year in order to participate in our share repurchase program. Prior to the time PE-NTR II begins calculating NAV, subject to funds being available, the purchase price for shares repurchased under our share repurchase program will be as set forth below (unless such repurchase is in connection with a stockholder’s death or disability): (1) for stockholders who have continuously held their shares of our common stock for at least one year, the price will be the lower of $23.13 and 92.5% of the amount paid for each such share; (2) for stockholders who have continuously held their shares of our common stock for at least two years, the price will be the lower of $23.75 and 95.0% of the amount paid for each such share; (3) for stockholders who have continuously held their shares of our common stock for at least three years, the price will be the lower of $24.38 and 97.5% of the amount paid for each such share; and (4) for stockholders who have continuously held their shares of our common stock for at least four years, the price will be the lower of

$25.00 and 100.0% of the amount you paid for each share (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). These limits might prevent us from accommodating all repurchase requests made in any year. These restrictions severely limit your ability to sell your shares should you require liquidity, and limit your ability to recover the value you invested or the fair market value of your shares.

Our stockholders’ interests in us will be diluted if we issue additional shares, which could reduce the overall value of our stockholders’ investment.

Our common stockholders do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 1.01 billion shares of capital stock, of which 1 billion shares are classified as common stock and 10 million shares are classified as preferred stock. Our board may elect to (1) sell additional shares in this or future public offerings, (2) issue equity interests in private offerings, (3) issue share-based awards to our independent directors or to our officers or employees or to the officers or employees of PE-NTR II or any of its affiliates, (4) issue shares to PE-NTR II or its successors or assigns in payment of an outstanding fee obligation or (5) issue shares of our common stock to sellers of properties or assets we acquire in connection with an exchange of limited partnership interests of the Operating Partnership. To the extent we issue additional equity interests, our stockholders’ percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our real estate investments, our investors may also experience dilution in the book value and fair value of their shares.

Payment of fees to PE-NTR II and its affiliates reduce cash available for investment and distribution and increases the risk that our stockholders will not be able to recover the amount of their investments in our shares.

PE-NTR II and its affiliates perform or performed services for us in connection with the sale of shares in our initial public offering, the selection and acquisition of our investments, the management and leasing of our properties and the administration of our other investments. We currently pay or have paid them substantial fees for these services, which results in immediate dilution to the value of our stockholders’ investments and reduces the amount of cash available for investment or distribution to stockholders. We may also pay significant fees during our listing/liquidation stage. Although most of the fees payable during our listing/liquidation stage are contingent on our stockholders first enjoying agreed upon investment returns, the investment-return thresholds may be reduced subject to approval by our conflicts committee and the other limitations in our charter.

Therefore, these fees increase the risk that the amount available for distribution to common stockholders upon a liquidation of our portfolio would be less than the price paid by our stockholders to purchase shares in our initial public offering. These substantial fees and other payments also increase the risk that our stockholders will not be able to resell their shares at a profit, even if our shares are listed on a national securities exchange.

General Risks Related to Investments in Real Estate

Our operating results will be affected by economic and regulatory changes that have an adverse impact on the real estate market in general, and we cannot assure you that we will be profitable or that we will realize growth in the value of our real estate properties.

Our operating results are subject to risks generally incident to the ownership of real estate, including:

•	changes in general economic or local conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	vacancies, changes in market rental rates and the need to periodically repair, renovate and re-let space;

•	changes in interest rates and availability of permanent mortgage financing that may render the sale of a property difficult or unattractive;

•	periods of high interest rates and tight money supply;

•	changes in tax, real estate, environmental and zoning laws; and

•	periods of high interest rates and tight money supply.

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

Our properties consist primarily of retail properties. Our performance, therefore, is linked to the market for retail space generally and a downturn in the retail market could have an adverse effect on the value of your investment.

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

As of December 31, 2015, our real estate investments in Florida represented 20.9% of our annualized effective rent (“AER”). As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse economic developments in the Florida real estate market. Any adverse economic or real estate developments in Florida, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics, natural disasters and other factors, or any decrease in demand for shopping center space resulting from the local business climate, could adversely affect our operating results and our ability to make distributions to stockholders.

Competition with other retail channels may reduce our profitability and the return on your investment.

Our retail tenants will face potentially changing consumer preferences and increasing competition from other forms of retailing, such as discount shopping centers, outlet centers, upscale neighborhood strip centers, internet websites, catalogues and other forms of direct marketing, discount shopping clubs, and telemarketing. Other retail centers within the market area of our properties will compete with our properties for customers, affecting their tenants’ cash flows and thus affecting their ability to pay rent. In addition, some of our tenants’ rent payments may be based on the amount of sales revenue that they generate. If these tenants experience competition, the amount of their rent may decrease, and our cash flow will decrease.

If we enter into long-term leases with retail tenants, those leases may not result in fair value over time, which could adversely affect our revenues and ability to make distributions.

Long-term leases do not typically allow for significant changes in rental payments and do not expire in the near term. If we do not accurately judge the potential for increases in market rental rates when negotiating these long-term leases, significant increases in future property operating costs could result in receiving less than fair value from these leases. These circumstances would adversely affect our revenues and funds available for distribution.

The bankruptcy or insolvency of a major tenant may adversely impact our operations and our ability to pay distributions to stockholders.

The bankruptcy or insolvency of a significant tenant or a number of smaller tenants may have an adverse impact on financial condition and our ability to pay distributions to our stockholders. Generally, under bankruptcy law, a debtor tenant has 120 days to exercise the option of assuming or rejecting the obligations under any unexpired lease for nonresidential real property, which period may be extended once by the bankruptcy court. If the tenant assumes its lease, the tenant must cure all defaults under the lease and may be required to provide adequate assurance of its future performance under the lease. If the tenant rejects the lease, we will have a claim against the tenant’s bankruptcy estate. Although rent owing for the period between filing for bankruptcy and rejection of the lease may be afforded administrative expense priority and paid in full, pre-bankruptcy arrears and amounts owing under the remaining term of the lease will be afforded general unsecured claim status (absent collateral securing the claim). Moreover, amounts owing under the remaining term of the lease will be capped. Other than equity and subordinated claims, general unsecured claims are the last claims paid in a bankruptcy, and therefore funds may not be available to pay such claims in full. See Item 2. Properties for information related to concentration of our tenants.

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

We may be unable to successfully integrate and operate acquired properties, which may have a material adverse effect on our business and operating results.

Even if we are able to make acquisitions on favorable terms, we may not be able to successfully integrate and operate them. We may be required to invest significant capital and resources after an acquisition to maintain or grow the properties that we acquire. In addition, we may need to adapt our management, administrative, accounting, and operational systems, or hire and retain sufficient operational staff, to integrate and manage successfully any future acquisitions of additional assets. These and other integration efforts may disrupt our operations, divert PE-NTR II’s attention away from day-to-day operations and cause us to incur unanticipated costs. The difficulties of integration may be increased by the necessity of coordinating operations in geographically dispersed locations. Our failure to integrate successfully any acquisitions into our portfolio could have a material adverse effect on our business and operating results. Further, acquired properties may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition. The failure to discover such issues prior to such acquisition could have a material adverse effect on our business and results of operations.

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

Changes in supply of or demand for similar real properties in a particular area may increase the price of real properties we seek to purchase and decrease the price of real properties when we seek to sell them.

The real estate industry is subject to market forces. We are unable to predict certain market changes including changes in supply of, or demand for, similar real properties in a particular area. Any potential purchase of an overpriced asset could decrease our rate of return on these investments and result in lower operating results and overall returns to our stockholders.

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

There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase coverage against terrorism as a condition for providing mortgage loans. Such insurance policies may not be available at reasonable costs, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate, or any, coverage for such losses. Changes in the cost or availability of insurance could expose us to uninsured casualty losses. If any of our properties incur a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss, which may reduce the value of our stockholders’ investments. In addition, other than any working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to stockholders. The Terrorism Risk Insurance Act of 2002 is designed for a sharing of terrorism losses between insurance companies and the federal government.

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

We intend to diversify our cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities. However, the Federal Deposit Insurance Corporation, or FDIC, only insures amounts up to $250,000 per depositor per insured bank. We have cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over $250,000. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of our stockholders’ investments.

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

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan agreements we enter may contain covenants that limit our ability to further mortgage a property, discontinue insurance coverage or replace PE-NTR II. In addition, loan documents may limit our ability to replace a property’s property manager or terminate certain operating or lease agreements related to a property. These or other limitations would decrease our operating flexibility and our ability to achieve our operating objectives, which may adversely affect our ability to make distributions to our stockholders.

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

We operate in a manner that is intended to allow us to continue to qualify as a REIT for U.S. federal income tax purposes. However, the U.S. federal income tax laws governing REITs are extremely complex, and interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. While we intend to operate so that we continue to qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments we may make, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax on our taxable income. We might need to borrow money or sell assets to pay that tax. Our payment of U.S. federal income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT were excused under federal tax laws, we would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.

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

To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75.0% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10.0% of the outstanding voting securities of any one issuer or more than 10.0% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5.0% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25.0% (20.0% for taxable years after 2017) of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate, inflation or currency risks will be excluded from gross income for purposes of the REIT 75.0% and 95.0% gross income tests if the instrument hedges (1) interest rate risk on liabilities incurred to carry or acquire real estate, (2) risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75.0% or 95.0% gross income tests, or (3) to manage risk with respect to prior hedging transactions described in (1) or (2) above, and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75.0% and 95.0% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

Our ownership of and relationship with our taxable REIT subsidiaries will be limited, and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35.0% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 25.0% (20.0% for taxable years after 2017) of the value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A domestic taxable REIT subsidiary will pay U.S. federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the taxable REIT subsidiary rules limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis. We cannot assure our stockholders that we will be able to comply with the 25.0% (or 20.0%, as applicable) value limitation on ownership of taxable REIT subsidiary stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non-arm’s length transactions.

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

The tax on prohibited transactions will limit our ability to engage in transactions that would be treated as sales for federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of assets, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales at the REIT level, even though the sales might otherwise be beneficial to us.

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

If (1) we are a “pension-held REIT,” (2) a tax-exempt stockholder has incurred debt to purchase or hold our common stock, or (3) a holder of common stock is a certain type of tax-exempt stockholder, dividends on, and gains recognized on the sale of, common stock by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Internal Revenue Code.

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

If you invested in our shares through an IRA or other retirement plan, you may be limited in your ability to withdraw required minimum distributions.

If you established an IRA or other retirement plan through which you invested in our shares, federal law may require you to withdraw required minimum distributions, or RMDs, from such plan in the future. Our share repurchase program limits the amount of repurchases (other than those repurchases as a result of a stockholder’s death or disability) that can be made in a given year. Additionally, you will not be eligible to have your shares repurchased until you have held your shares for at least one year. As a result, you may not be able to have your shares repurchased at a time in which you need liquidity to satisfy the RMD requirements under your IRA or other retirement plan. Even if you are able to have your shares repurchased, such repurchase may be at a price less than the price at which the shares were initially purchased, depending on how long you have held your shares. If you fail to withdraw RMDs from your IRA or other retirement plan, you may be subject to certain tax penalties.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.     PROPERTIES

Real Estate Investments

As of December 31, 2015, we owned 57 properties, throughout the continental United States, acquired from third parties unaffiliated with us, PE-NTR II, or ARC, our former advisor. The following table presents information regarding our properties as of December 31, 2015 (dollars and square feet in thousands). For additional portfolio information, refer to “Real Estate and Accumulated Depreciation (Schedule III)” herein.

State	Number of Properties	GLA(1)	% GLA	Annualized Effective Rent(“AER”)(2)	% AER	AER/SF(3)	% Leased

Florida	14	1,538	22.3%	$15,694	20.9%	$11.10	92.0%
California	7	748	10.8%	10,838	14.4%	15.12	95.9%
Colorado	4	564	8.2%	6,490	8.6%	12.59	91.4%
Texas	3	340	4.9%	5,566	7.4%	16.93	96.7%
Ohio	5	684	9.9%	5,468	7.3%	8.79	90.9%
Minnesota	3	409	5.9%	4,498	6.0%	11.65	94.4%
Georgia	4	355	5.1%	4,644	6.2%	13.97	93.7%
Wisconsin	2	402	5.8%	3,081	4.1%	7.88	97.4%
Kansas	2	303	4.4%	2,926	3.9%	9.92	97.2%
Illinois	2	248	3.6%	2,736	3.6%	11.86	93.1%
South Carolina	1	324	4.7%	2,186	2.9%	7.14	94.5%
Maryland	1	112	1.6%	1,974	2.6%	19.15	91.6%
Connecticut	2	180	2.6%	1,846	2.5%	10.27	100.0%
Massachusetts	1	113	1.6%	1,630	2.2%	15.67	92.2%
Missouri	1	109	1.6%	1,445	1.9%	13.40	98.6%
Virginia	1	80	1.2%	1,329	1.8%	16.55	100.0%
New Mexico	1	139	2.0%	1,254	1.7%	9.68	93.2%
Michigan	2	164	2.4%	978	1.3%	6.92	86.3%
Arizona	1	88	1.4%	628	0.7%	7.59	93.8%
	57	6,900	100.0%	$75,211	100.0%	$11.63	93.7%

(1)	Gross leasable area (“GLA”) is defined as the portion of the total floor area of a building that is available for tenant leasing.

(2)	We calculate AER as monthly contractual rent as of December 31, 2015, multiplied by 12 months, less any tenant concessions.

(3)	We calculate by using the AER divided by the total leased square feet (“SF”).

Lease Expirations

The following table lists, on an aggregate basis, all of the scheduled lease expirations after December 31, 2015 for each of the next ten years and thereafter for our 57 shopping centers. The table shows the rentable square feet and AER represented by the applicable lease expirations (dollars and square feet in thousands):

	Number of Expiring Leases	AER(1)	% of Total Portfolio AER	Leased Rentable Square Feet Expiring	% of Leased Rentable Square Feet Expiring
Year
2016	140	$5,645	7.5%	399	6.2%
2017	153	6,872	9.1%	534	8.3%
2018	159	7,673	10.2%	533	8.2%
2019	137	9,277	12.3%	746	11.5%
2020	145	9,715	12.9%	839	13.0%
2021	57	5,948	7.9%	638	9.9%
2022	35	2,930	3.9%	253	3.9%
2023	28	3,935	5.2%	446	6.9%
2024	31	2,898	3.9%	271	4.2%
2025	49	5,316	7.1%	397	6.1%
Thereafter	48	15,002	20.0%	1,411	21.8%
	982	$75,211	100.0%	6,467	100.0%

(1)	We calculate AER as monthly contractual rent as of December 31, 2015 multiplied by 12 months, less any tenant concessions.

(2)	Subsequent to December 31, 2015 we renewed 13 of 140 leases expiring in 2016, which accounts for 52,560 total square feet and total AER of $547,867.

During the year ended 2015, we noted an 11.3% overall increase in rent per square foot for renewed leases when compared to rent per square foot on expired leases for the same period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Leasing Activity” for further discussion of leasing activity. Based on current market base rental rates, we believe we will achieve overall positive increases in our average base rental income for leases expiring in 2016. However, changes in base rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the base rents on new leases will continue to increase from current levels.

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

The following table presents the composition of our portfolio by tenant type as of December 31, 2015 (dollars and square feet in thousands):

	Leased Square Feet	% of Leased Square Feet	AER(1)	% of AER
Tenant Type
Grocery anchor	3,483	53.9%	$29,834	39.7%
National & regional(2)	1,869	28.9%	26,293	35.0%
Local	1,115	17.1%	19,085	25.3%
	6,467	100.0%	$75,211	100.0%

(1)	We calculate AER as monthly contractual rent as of December 31, 2015 multiplied by 12 months, less any tenant concessions.

(2)	We define national tenants as those tenants that operate in at least three states. Regional tenants are defined as those tenants that have at least three locations.

The following table presents the composition of our portfolio by tenant industry as of December 31, 2015 (dollars and square feet in thousands):

Tenant Industry	Leased Square Feet	% of Leased Square Feet	AER(1)	% of AER
Grocery	3,483	53.9%	$29,834	39.7%
Services(2)	1,145	17.7%	19,727	26.2%
Retail Stores(2)	1,215	18.7%	13,808	18.4%
Restaurant	624	9.7%	11,842	15.7%
	6,467	100.0%	$75,211	100.0%

(1)	We calculate AER as monthly contractual rent as of December 31, 2015 multiplied by 12 months, less any tenant concessions.

(2)	We define retail stores as those that primarily sell goods, while services tenants primarily sell non-goods services.

The following table presents our grocery-anchor tenants by the amount of square footage leased by each tenant as of December 31, 2015 (dollars in thousands):

Tenant	Number of Locations(1)	Leased Square Feet	% of Leased Square Feet	AER(2)	% of AER
Publix	14	648	10.0%	$5,858	7.7%
Walmart	4	583	9.0%	4,051	5.4%
Kroger(3)	7	409	6.3%	1,921	2.6%
Albertsons-Safeway(4)	7	405	6.3%	3,751	5.0%
Giant Eagle	4	273	4.2%	2,669	3.5%
Price Chopper	2	136	2.1%	1,094	1.5%
SuperValu(5)	2	136	2.1%	1,089	1.4%
Schnucks	2	127	2.0%	1,028	1.4%
Ahold USA(6)	2	127	2.0%	1,923	2.6%
Save Mart(7)	2	109	1.8%	827	1.1%
Festival Foods	1	71	1.1%	566	0.8%
BJ’s Wholesale Club	1	68	1.1%	494	0.7%
Raley’s	1	60	0.9%	240	0.3%
PAQ, Inc.(8)	1	60	0.9%	995	1.3%
Delhaize America(9)	1	57	0.9%	870	1.2%
Winn-Dixie	1	47	0.7%	302	0.4%
Stater Bros. Markets	1	44	0.7%	730	1.0%
Big Y	1	39	0.6%	621	0.8%
Lunds	1	38	0.6%	153	0.2%
Sprouts Farmers Market	1	28	0.4%	392	0.5%
The Fresh Market	1	18	0.3%	259	0.3%
	57	3,483	53.9%	$29,834	39.7%

(1)	Number of locations excludes auxiliary leases with grocery anchors such as fuel stations, pharmacies, and liquor stores, of which there were 13 as of December 31, 2015.

(2)	We calculate AER as monthly contractual rent as of December 31, 2015 multiplied by 12 months, less any tenant concessions.

(3)	King Soopers, Smith’s, and Pick ‘N Save are affiliates of Kroger.

(4)	Market Street, United Supermarkets, and Safeway are affiliates of Albertsons-Safeway.

(5)	Cub Foods is an affiliate of Supervalu

(6)	Martins and Giant Food are affiliates of Ahold USA

(7)	FoodMaxx is an affiliate of Save Mart

(8)	Food 4 Less is an affiliate of PAQ, Inc.

(9)	Hannaford is an affiliate of Delhaize America

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

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Pursuant to our offering, we sold shares of our common stock to the public in our primary offering at a price of $25.00 per share (with discounts provided for certain categories of purchasers) and ceased offering shares of our common stock through our primary offering in September 2015. We continue to sell shares at a price of $23.75 per share pursuant to our distribution reinvestment plan (the “DRIP”).

After April 11, 2016, we will report the estimated value of our shares as the purchase price of our shares less selling commissions, dealer manager fees, and organization and offering expenses. No later than the filing of our Quarterly Report on Form 10-Q with the SEC for the three months ending March 31, 2016, we will provide an estimated NAV per share. Such NAV per share will be equal to the net asset value of our company as determined by PE-NTR II, or NAV, divided by the number of shares of our common stock outstanding as of the end of the business day immediately preceding the day on which we make each quarterly financial filing. Once we announce an estimated NAV per share, we will update the estimated NAV per share on a quarterly basis. To calculate our quarterly per share NAV, PE-NTR II will follow the guidelines established in the Investment Program Association Practice Guideline 2013-01 titled “Valuations of Publicly Registered Non-Listed REITs,” issued April 29, 2013.

Until we provide an estimated NAV per share, we intend to use the offering price of shares in our initial public offering as the basis for the estimated value of a share of our common stock. The estimated value of a share of our common stock is $25.00 per share as of December 31, 2015. This estimated value may be higher than the price at which you could resell your shares because (1) our offering involved the payment of underwriting compensation, which payments were likely to produce a higher sales price than could otherwise be obtained, and (2) there is no public market for our shares. Moreover, this estimated value may be higher than the amount you would receive per share if we were to liquidate at this time because of the up-front fees that we paid in connection with the issuance of our shares.

Stockholder Information

As of February 29, 2016, we had approximately 46.0 million shares of common stock outstanding, held by a total of 25,335 stockholders of record.

Distribution Reinvestment Plan

We have adopted the DRIP pursuant to which our stockholders may elect to purchase shares of our common stock with our distributions. Until we provide an estimated NAV per share, we will offer shares under our DRIP at $23.75 per share. Thereafter, we will offer shares under our DRIP at per share NAV. Participants in the DRIP may purchase fractional shares so that 100% of the dividends may be used to acquire additional shares of our common stock. For the year ended December 31, 2015, 1.3 million shares were issued through the DRIP, resulting in proceeds of approximately $29.8 million. For the year ended December 31, 2014, 0.3 million shares were issued through the DRIP, resulting in proceeds of approximately $7.2 million.

Distribution Information

We pay distributions based on daily record dates, payable monthly in arrears. During the years ended December 31, 2015 and 2014, our board of directors authorized distributions based on daily record dates for each day during the period from February 1, 2014, through December 31, 2015. All authorized distributions for February 1, 2014, through December 31, 2015, were equal to a daily amount of $0.00445205 per share of common stock, which equates to a 6.5% annualized rate based on a purchase price of $25.00 per share if such distributions were paid each day for a 365 day period.

The total monthly distributions paid to common stockholders for the years ended December 31, 2015 and 2014 were as follows
(in thousands):

	2015	2014
Distributions paid to common stockholders	$56,114	$13,697

Distributions were paid subsequent to December 31, 2015 to the stockholders of record from December 1, 2015 through February 29, 2016 as follows (in thousands):

Distribution Period	Date Distribution Paid	Gross Amount of Distribution Paid
December 1, 2015 through December 31, 2015	1/4/2016	$6,321
January 1, 2016 through January 31, 2016	2/2/2016	6,321
February 1, 2016 through February 29, 2016	3/2/2016	5,923

All distributions paid to date have been funded by a combination of cash generated through operations, borrowings, and offering proceeds.

Use of Initial Public Offering Proceeds

On November 25, 2013, our registration statement on Form S-11 (File No. 333-190588), covering a public offering of up to 100 million shares of common stock, was declared effective under the Securities Act, and we commenced our initial public offering. We offered 80 million shares of common stock in our primary offering at an aggregate offering price of up to $2.0 billion, or $25.00 per share with discounts available to certain categories of purchasers. The shares offered under the DRIP are initially being offered at an aggregate offering price of $475 million, or $23.75 per share. We closed our primary offering of shares of common stock in September 2015. After reallocating the unsold primary offering shares, we continue to offer up to approximately $1.3 billion in shares of common stock under the DRIP.

As of December 31, 2015, we had issued 45.9 million shares of common stock, including 1.6 million shares sold through the DRIP, generating gross cash proceeds of $1.1 billion, and we had repurchased 138,273 shares from stockholders. As of December 31, 2015, we had incurred $34.6 million in selling commissions, all of which was reallowed to participating broker-dealers, $16.6 million in dealer manager fees, $5.7 million of which was reallowed to participating broker-dealers, and $18.1 million of offering costs.

From the commencement of our public offering through December 31, 2015, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $1.0 billion. As of December 31, 2015, we have used the net proceeds from our offerings, combined with debt financing, to purchase $1.0 billion in real estate and to pay $19.1 million of acquisition fees and expenses.

Unregistered Sales of Equity Securities

During 2015, we did not sell any equity securities that were not registered under the Securities Act.

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

We limit the number of shares repurchased pursuant to our share repurchase program during any calendar year to 5% of the weighted-average number of shares of common stock outstanding during the prior calendar year. Funding for the share repurchase program is derived from proceeds from the sale of shares under the DRIP and other operating funds, if any, as our board of directors, in its sole discretion, may reserve for this purpose. We cannot guarantee that the funds set aside for the share repurchase program will be sufficient to accommodate all requests made each year. However, a stockholder may withdraw its request at any time or ask that we honor the request when funds are available. Pending repurchase requests will be honored on a pro rata basis. The limitations described above do not apply to shares repurchased due to a stockholder’s death, “qualifying disability,” or “determination of incompetence.”

Once PE-NTR II begins calculating NAV, the terms of the share repurchase program will be as described below. Generally, we will pay for repurchased shares, less any applicable short-term trading fees and any applicable tax or other withholding required by law, by the third business day following each quarterly financial filing. The repurchase price per share will be our then-current per share NAV. Subject to limited exceptions, stockholders whose shares of our common stock are repurchased within the first four months from the date of purchase will be subject to a short-term trading fee of 2% of the aggregate per share NAV of the shares of common stock received. The short-term trading fee will not apply in circumstances involving a stockholder’s death, post-purchase disability or divorce decree, repurchases made as part of a systematic withdrawal plan, repurchases in connection with periodic portfolio re-balancing of certain wrap or fee-based accounts, repurchases of shares acquired through the DRIP and the cancellation of a purchase of shares within the five-day period after the investor executes a subscription agreement and in other circumstances at our discretion.

In some respects, we would treat repurchases sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” differently from other repurchases:
•      there is no one-year holding requirement; and
•      until we provide an estimated NAV per share, the repurchase price is the amount paid to acquire the shares from us.

Repurchases of shares of common stock are made at least quarterly upon written notice received by us by 4:00 p.m. Eastern time on the last business day prior to a quarterly financial filing. Stockholders may withdraw their repurchase request at any time before 4:00 p.m. Eastern time on the last business day prior to a quarterly financial filing. If the repurchase request is not canceled before the applicable time described above, the stockholder will be contractually bound to the repurchase of the shares and will not be permitted to cancel the request prior to the payment of repurchase proceeds.

The board of directors may, in its sole discretion, amend, suspend, or terminate the share repurchase program at any time. If the board of directors decides to amend, suspend or terminate the share repurchase program, stockholders will be provided with no less than 30 days’ written notice.

No repurchases of shares were made pursuant to our share repurchase program during the year ended December 31, 2014, as there were not sufficient shares of our common stock outstanding during the year ended December 31, 2013 to allow for share repurchases under the terms of our share repurchase program. However, our board of directors authorized the repurchase of a certain number of shares outside of our share repurchase program during the year ended December 31, 2014. The following table presents information regarding the shares repurchased during the years ended December 31, 2015 and 2014, excluding accrued repurchases:

	2015	2014
Shares repurchased	136,973	1,300
Cost of repurchases	$3,247,610	$32,500
Average repurchase price	$23.71	$25.00

All of the shares that we repurchased during the quarter ended December 31, 2015 are provided below:

Period	Total Number of Shares Redeemed(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
October 2015	45,747	$23.80	45,747	(3)
November 2015	—	—	—	(3)
December 2015	—	—	—	(3)

(1)	All purchases of our equity securities by us in the three months ended December 31, 2015 were made pursuant to the share repurchase program.

(2)	We announced the commencement of the share repurchase program on November 25, 2013.

(3)
We currently limit the dollar value and number of shares that may yet be repurchased under the share repurchase program as described above. During the three months ended December 31, 2015, we repurchased $1.1 million of common stock, which represented all repurchase requests received timely, in good order and eligible for repurchase during that period.

ITEM  6.     SELECTED FINANCIAL DATA

As of and for the years ended December 31, 2015 and 2014
(In thousands, except per share amounts)
	2015	2014
Balance Sheet Data:
Investment in real estate assets	$1,066,509	$341,554
Cash and cash equivalents	17,359	179,117
Total assets	$1,081,128	$526,636
Mortgages and loans payable	82,720	$29,928
Operating Data:
Total revenues	$60,413	$8,445
Property operating expenses	(10,756)	(1,651)
Real estate tax expenses	(9,592)	(966)
General and administrative expenses	(3,744)	(1,606)
Acquisition expenses	(13,661)	(5,449)
Depreciation and amortization	(25,778)	(3,516)
Interest expense, net	(3,990)	(1,206)
Other income	410	116
Net loss	(6,698)	(5,833)
Other Operational Data:
Net operating income(1)	$36,858	$5,420
Funds from operations(2)	19,091	(2,317)
Modified funds from operations(2)	28,593	2,684
Cash Flow Data:
Cash flows provided by (used in) operating activities	$16,618	$(1,311)
Cash flows used in investing activities	(618,854)	(296,325)
Cash flows provided by financing activities	440,478	476,653
Per Share Data:
Net loss per share—basic and diluted	$(0.18)	$(0.57)
Common distributions declared	$1.62	$1.49
Weighted-average shares outstanding—basic and diluted	36,538	10,302

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

Overview

Phillips Edison Grocery Center REIT II, Inc. was formed as a Maryland corporation in June 2013, and elected to be taxed as a real estate investment trust (“REIT”) commencing with the taxable year ended December 31, 2014. In August 2013, we filed a registration statement on Form S-11 (Registration No. 333-190588) with the SEC to offer $2.475 billion in shares of common stock on a “reasonable best efforts” to the public. On November 25, 2013, the registration statement for our offering was declared effective under the Securities Act, and on January 9, 2014, we broke the minimum offering escrow requirement of $2.0 million. Prior to January 9, 2014, our operations had not yet commenced. We closed our primary offering of shares of common stock on September 15, 2015, although we issued shares through October 2015 under subscription agreements that were dated prior to the closing of the offering but which required additional processing time. Subsequent to the end of our primary offering, we reallocated approximately 35.6 million shares from the primary offering to the DRIP offering. We continue to offer up to a total of approximately $1.3 billion in shares of common stock under the DRIP.

During the year ended December 31, 2015, we issued 22.1 million shares of common stock, including 1.3 million shares issued through the DRIP, generating gross cash proceeds of $0.5 billion. As of December 31, 2015, we had issued 45.9 million shares of common stock, including 1.6 million shares issued through the DRIP, generating gross cash proceeds of $1.1 billion since the commencement of our initial public offering.

We invest primarily in well-occupied, grocery-anchored neighborhood and community shopping centers leased to a mix of national, creditworthy retailers selling necessity-based goods and services in strong demographic markets throughout the United States. In addition, we may invest in other retail properties including power and lifestyle shopping centers, multi-tenant shopping centers, free-standing single-tenant retail properties, and other real estate.

Below are statistical highlights of our portfolio's activities from inception to date and for the properties acquired during the year ended December 31, 2015:

	Total Portfolio as of December 31, 2015	Property Acquisitions during the Year ended December 31, 2015
Number of properties	57	37
Number of states	19	16
Weighted-average capitalization rate(1)	6.6%	6.5%
Weighted-average capitalization rate with straight-line rent(2)	6.8%	6.7%
Total square feet (in thousands)	6,900	4,603
Leased % of rentable square feet(3)	93.7%	92.8%
Average remaining lease term in years(3)	6.3	6.8

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

(3)	As of December 31, 2015. The average remaining lease term in years excludes future options to extend the term of the lease.

Market Outlook—Real Estate and Real Estate Finance Markets

Management reviews a number of economic forecasts and market commentaries in order to evaluate general economic conditions and to formulate a view of the current environment’s effect on the real estate markets in which we operate.

According to the Bureau of Economic Analysis, as measured by the U.S. real gross domestic product (“GDP”), the U.S. economy’s growth increased 2.4% in 2015 as compared to 2014, according to preliminary estimates. For 2014, real GDP increased 2.4% compared to 2013. According to the Commerce Department, the increase in real GDP in 2015 reflected positive contributions from personal consumption expenditures (“PCE”), nonresidential fixed investment, exports, private inventory investment, state and local government spending, and residential fixed investment. Imports, which are a subtraction in the calculation of GDP, increased. Comparing real GDP growth in 2015 with growth in 2014, real GDP increased 2.4% in both years, though there were offsetting movements in the components. Decelerations in nonresidential fixed investment and in exports and an acceleration in imports were offset by accelerations in PCE and in residential fixed investment, a smaller decrease in federal government spending, and accelerations in private inventory investment and in state and local government spending.

According to J.P. Morgan’s 2016 REIT Outlook Equity Research Report, GDP is expected to grow approximately 2.5% in 2016. The U.S. retail real estate market displayed positive fundamentals in 2015, with vacancy rates continuing to drop and increasing average leasing spreads.

Overall, the improving retail real estate fundamentals along with the improving job creation and personal consumption expenditure data suggests that 2016 should be another year of economic recovery in the U.S. that results in a positive market situation. However, several factors create long-term uncertainty for the sector, including the growth in e-commerce, future interest rate growth, slowing retail sales growth, turbulence in the capital markets, and the general political climate.

Critical Accounting Policies and Estimates

Below is a discussion of our critical accounting policies and estimates. Our accounting policies have been established to conform with GAAP. We consider these policies critical because they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

Real Estate Assets

Real Estate Acquisition Accounting—In accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, we record real estate, consisting of land, buildings and improvements, at fair value. We allocate the cost of an acquisition to the acquired tangible assets, identifiable intangibles, and assumed liabilities based on their estimated acquisition-date fair values. In addition, ASC 805 requires that acquisition costs be expensed as incurred and restructuring costs generally be expensed in periods subsequent to the acquisition date.

We assess the acquisition-date fair values of all tangible assets, identifiable intangibles, and assumed liabilities using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis and replacement cost), and that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it was vacant.

We generally determine the value of construction in progress based upon the replacement cost. However, for certain acquired properties that are part of a ground-up development, we determine fair value by using the same valuation approach as for all other properties and deducting the estimated cost to complete the development. During the remaining construction period, we capitalize interest expense until the development has reached substantial completion. Construction in progress, including capitalized interest, is not depreciated until the development has reached substantial completion.

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

We estimate the value of tenant origination and absorption costs by considering the estimated carrying costs during hypothetical expected lease-up periods, considering current market conditions. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses, and estimates of lost rentals at market rates during the expected lease-up periods.

Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require us to estimate market lease rates, property operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate estimates would result in an incorrect valuation of our acquired tangible assets, identifiable intangibles, and assumed liabilities, which would impact the amount of our net income.

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

We make estimates of the collectability of our tenant receivables related to base rents, expense reimbursements and other revenue or income. We specifically analyze accounts receivable and historical bad debts, customer creditworthiness, current economic trends, and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, we will make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. These estimates have a direct impact on our net income because a higher bad debt reserve results in less net income.

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

Class B Units

Under the terms of the Agreement of Limited Partnership of the Operating Partnership, as amended, we issue to PE-NTR II and ARC units of the Operating Partnership designated as “Class B units” in connection with the asset management services provided by PE-NTR II. Previously, we also issued to ARC and PE-NTR Class B units as compensation for the asset management services provided by ARC and PE-NTR under our prior advisory agreement. Our prior advisory agreement was terminated on December 3, 2015 and was replaced with the Current Advisory Agreement.

The Class B units will vest, and will no longer be subject to forfeiture, at such time as all of the following events occur: (x) the value of the Operating Partnership’s assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6% cumulative, pre-tax, non-compounded, annual return thereon (the “economic hurdle” or the “market condition”); (y) any one of the following occurs: (1) the termination of the Current Advisory Agreement by an affirmative vote of a majority of our independent directors without cause, provided that we do not engage an affiliate of PE-NTR II as our new external advisor following such termination; (2) a listing event; or (3) another liquidity event; and (z) PE-NTR II or an affiliate is still providing advisory services to us (the “service condition”). Such Class B units will be forfeited immediately if: (a) the Current Advisory Agreement is terminated for cause; or (b) the Current Advisory Agreement is terminated by an affirmative vote of a majority of our independent directors without cause before the economic hurdle has been met.

We have concluded that PE-NTR II’s performance under the Current Advisory Agreement is not complete until it has served as advisor through the date of a Liquidity Event because, prior to such date, the Class B units are subject to forfeiture by the PE-NTR II and ARC. A Liquidity Event is defined as being the first to occur of the following: (i) a listing, (ii) a termination without cause (as discussed above), or (iii) another Liquidity Event. Additionally, PE-NTR II has no disincentive for nonperformance other than the forfeiture of Class B units, which is not a sufficiently large disincentive for nonperformance and, accordingly, no performance commitment exists. As a result, we have concluded the measurement date occurs when a Liquidity Event has occurred and at such time PE-NTR II has continued providing advisory services, and that the Class B units are not considered issued until such a Liquidity Event.

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

Because PE-NTR II can be terminated without cause before a Liquidity Event occurs and at such time the market condition and service condition may not be met, the Class B units may be forfeited.  Additionally, if the market condition and service condition had been met and a Liquidity Event had not occurred, PE-NTR II or ARC could not control the Liquidity Event because each of the aforementioned events that represent a Liquidity Event must be approved unanimously by our independent directors. As a result, we have concluded that the service condition is not probable.

Based on our conclusion of the market condition and service condition not being probable, the Class B Units will be treated as unissued for accounting purposes until the market condition, service condition and Liquidity Event have been achieved.  Distributions paid to PE-NTR II and ARC will be treated as compensation expense. This expense is calculated as the product of the number of unvested units issued to date and the stated distribution rate, which is same rate used for the distributions paid to our common stockholders, at the time such distribution is authorized.

Impact of Recently Issued Accounting Pronouncements—Refer to Note 2 to our consolidated financial statements in this annual report for discussion of the impact of recently issued accounting pronouncements.

Results of Operations

Prior to January 9, 2014, our operations had not yet commenced. As a result, there are no comparisons or information for periods prior to that date in the accompanying sections.

Summary of Operating Activities for the Years Ended December 31, 2015 and 2014

(In thousands, except per share amounts)			Favorable (Unfavorable) Change
	2015	2014
Operating Data:
Total revenues	$60,413	$8,445	$51,968
Property operating expenses	(10,756)	(1,651)	(9,105)
Real estate tax expenses	(9,592)	(966)	(8,626)
General and administrative expenses	(3,744)	(1,606)	(2,138)
Acquisition expenses	(13,661)	(5,449)	(8,212)
Depreciation and amortization	(25,778)	(3,516)	(22,262)
Interest expense, net	(3,990)	(1,206)	(2,784)
Other income, net	410	116	294
Net loss	$(6,698)	$(5,833)	$(865)

Net loss per share—basic and diluted	$(0.18)	$(0.57)	$0.39

We owned 20 properties as of December 31, 2014 and 57 properties as of December 31, 2015. Unless otherwise discussed below, year-over-year comparative differences for the years ended December 31, 2015 and 2014, are almost entirely attributable to the number of properties owned and the length of ownership of these properties.

Total revenues—Although most of the $52.0 million increase in total revenue is related to the acquisition of 37 properties in 2015, we have also entered into new leases and increased our rent per square foot on lease renewals, as provided in the leasing activity table below.

General and administrative expenses—While the $2.1 million increase in the general and administrative expense relates in part to the acquisition of new properties, approximately $1.4 million is attributable to corporate-level activity. Such changes included a $0.6 million increase in transfer agent fees, a $0.2 million increase in audit and other third party fees, a $0.4 million increase in conference and travel expenses, and a $0.1 million increase in bank fees as a result of increased activity.

Interest expense, net—The majority of the increase in the interest expense is related to the mortgage loans associated with newly acquired properties. We also incurred an additional $0.3 million in unused loan fees and $0.4 million in amortization of the loan closing cost when compared to the prior year because we did not have access to our revolving credit facility for the full year in 2014.

We generally expect our revenues and expenses to increase in future years as a result of owning the properties acquired in 2015 for a full year and the acquisition of additional properties.

Leasing Activity

Below is a summary of leasing activity for the years ended December 31, 2015 and 2014 (dollars in thousands except per square foot amounts):

	2015	2014
New leases:
Number of leases	53	7
Square footage (in thousands)	140	19
First-year base rental revenue	$2,123	$362
Average rent per square foot (“PSF”)	$15.11	$19.54
Average cost PSF of executing new leases(1)	$35.62	$20.93
Renewals and Options:
Number of leases	75	8
Square footage (in thousands)	177	15
Retention Rate	87.1%	81.1%
First-year base rental revenue	$3,199	$272
Average rent per square foot	$18.09	$17.70
Average rent per square foot prior to renewals	$16.04	$16.07
Percentage increase in average rent PSF	11.3%	9.2%
Average cost PSF of executing renewals and options(1)	$4.08	$5.16

(1)	The cost of executing new leases, renewals, and options includes leasing commissions, tenant improvement costs, and tenant concessions.

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

Below is a reconciliation of net loss to NOI for the years ended December 31, 2015 and 2014 (in thousands):

	2015	2014
Net loss	$(6,698)	$(5,833)
Adjusted to exclude:
Interest expense, net	3,990	1,206
Other income	(410)	(116)
General and administrative expenses	3,744	1,606
Acquisition expenses	13,661	5,449
Depreciation and amortization	25,778	3,516
Net amortization of above- and below-market leases	(1,151)	(152)
Straight-line rental income	(2,056)	(256)
NOI	$36,858	$5,420

Funds from Operations, Adjusted Funds from Operations, and Modified Funds from Operations

Funds from operations (“FFO”) is a non-GAAP performance financial measure that is widely recognized as a measure of REIT operating performance. We use FFO as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) to be net income (loss), computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of depreciable real estate property (including deemed sales and settlements of pre-existing relationships), plus depreciation and amortization on real estate assets and impairment charges, and after related adjustments for unconsolidated partnerships, joint ventures and noncontrolling interests. We believe that FFO is helpful to our investors and our management as a measure of operating performance because it, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which are not immediately apparent from net income.

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

Many of the adjustments in arriving at MFFO are not applicable to us. Nevertheless, as explained below, management’s evaluation of our operating performance may also exclude items considered in the calculation of MFFO based on the following economic considerations.

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

FFO, AFFO, AND MFFO
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014, AND FOR THE PERIOD FROM
JUNE 5, 2013 (FORMATION) TO DECEMBER 31, 2013
(Unaudited)
(In thousands, except per share amounts)

	Year Ended	Year Ended	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Calculation of FFO
Net loss	$(6,698)	$(5,833)	$(145)
Adjustments:
Depreciation and amortization of real estate assets	25,789	3,516	—
FFO	$19,091	$(2,317)	$(145)
Calculation of AFFO
Funds from operations	$19,091	$(2,317)	$(145)
Adjustments:
Acquisition expenses	13,661	5,449	—
AFFO	$32,752	$3,132	$(145)
Calculation of MFFO
AFFO	$32,752	$3,132	$(145)
Adjustments:
Net amortization of above- and below-market leases	(1,151)	(152)	—
Straight-line rental income	(2,056)	(256)	—
Amortization of market debt adjustment	(845)	(40)	—
Change in fair value of derivative	(107)	—	—
MFFO	$28,593	$2,684	$(145)
Weighted-average common shares outstanding - basic and diluted	36,538	10,302	9
Net loss per share - basic and diluted	$(0.18)	$(0.57)	$(16.31)
FFO per share - basic and diluted	0.52	(0.22)	(16.31)
AFFO per share - basic and diluted	0.90	0.30	(16.31)
MFFO per share - basic and diluted	0.78	0.26	(16.31)

Liquidity and Capital Resources

General

Our principal cash demands are for real estate and real estate-related investments, payment of acquisition expenses, capital expenditures, operating expenses, distributions to stockholders, and principal and interest on our outstanding indebtedness. Generally, we expect cash needed for items other than acquisitions and acquisition expenses to be generated from operations. The sources of our operating cash flows are primarily driven by the rental income received from leased properties.

As of December 31, 2015, we had cash and cash equivalents of approximately $17.4 million. During the year ended December 31, 2015, we had a net cash decrease of approximately $161.8 million.

As of December 31, 2015, we had raised approximately $1.1 billion in gross proceeds from our initial public offering, including $36.9 million through the DRIP. We closed our primary offering of shares of common stock in September 2015. We continue to offer shares of common stock under the DRIP.

Short-term Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements through existing cash on hand, net cash provided by property operations, remaining proceeds from our primary offering, and proceeds from secured and unsecured debt financings, including borrowings on our revolving credit facility. Operating cash flows are expected to increase as additional properties are added to our portfolio.

As of December 31, 2015, we had $81.4 million of contractual debt obligations, representing mortgage loans secured by our real estate assets, excluding below-market debt adjustments of $1.3 million. As these mature, we intend to refinance our debt obligations, if possible, or pay off the balances at maturity using the remaining net proceeds of our primary offering or other proceeds from operations and/or corporate-level debt. As of December 31, 2015, we had access to a revolving line of credit under our credit facility with borrowing capacity of up to $200 million from which we may draw funds to pay certain long-term debt obligations as they mature, acquire properties or pay operating costs and expenses. In accordance with the terms of the credit facility, the borrowing capacity may be expanded up to $700 million. In March 2016, we entered into an agreement with the lenders under our credit facility to increase our borrowing capacity to $350 million. There were no other changes to the terms of the credit facility. There were no outstanding borrowings under this facility as of December 31, 2015.

For the year ended December 31, 2015, gross distributions of approximately $56.1 million were paid to stockholders, including $29.8 million of distributions reinvested through the DRIP, for net cash distributions of $26.3 million. On January 2, 2016, gross distributions of approximately $6.3 million were paid, including $3.3 million of distributions reinvested through the DRIP, for net cash distributions of $3.0 million. Distributions were funded by a combination of cash generated from operating activities and proceeds from our primary offering.

In January 2016, our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing January 1, 2016 through and including January 31, 2016. Distributions for the month of January were paid on February 2, 2016. On January 28, 2016, our board of directors also authorized distributions to the stockholders of record at the close of business each day in the period commencing February 1, 2016 through and including February 29, 2016. Distributions for the month of February were paid on March 2, 2016. The authorized distributions equal an amount of $0.0044398907 per share of common stock. A portion of each distribution is expected to constitute a return of capital for tax purposes.

Long-term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for real estate and real estate-related investments, payment of acquisition expenses, capital expenditures, operating expenses, distributions and redemptions to stockholders, and interest and principal on indebtedness. Generally, we expect to meet cash needs for items other than acquisitions and acquisition expenses from our cash flows from operations, and we expect to meet cash needs for acquisitions and acquisition expenses from the net proceeds of our initial public offering and from debt financings, including our revolving credit facility. As they mature, we intend to refinance our long-term debt obligations if possible, or pay off the balances at maturity using the remaining net proceeds of our primary offering or proceeds from operations and/or other corporate-level debt. We expect that substantially all net cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are funded; however, we have and may continue to use other sources to fund distributions as necessary, including proceeds from our initial public offering and borrowings under current or future debt agreements.

Our charter limits our borrowings to 300% of our net assets (as defined in our charter); however, we may exceed that limit if a majority of our independent directors approves each borrowing in excess of our charter limitation and if we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. We believe that careful use of debt will help us achieve our diversification goals because we will have more funds available for investment; however high levels of debt could cause us to incur higher interest charges and higher debt service payments, which would decrease the amount of cash available for distribution to our investors. In all events, we expect that our secured and unsecured borrowings will be reasonable in relation to the net value of our assets and will be reviewed by our board of directors at least quarterly. As of December 31, 2015, our borrowings were 9.0% of our net assets.

As of December 31, 2015 our leverage ratio was 6.1% (calculated as total debt, less cash and cash equivalents, as a percentage of total real estate investments, including acquired intangible lease assets and liabilities, at cost).

The table below summarizes our consolidated indebtedness at December 31, 2015 (dollars in thousands):

	Principal Amount at	Weighted- Average Interest Rate	Weighted- Average Years to Maturity
Debt(1)	December 31, 2015
Fixed-rate mortgages payable(2)	$81,398	5.6%	6.5

(1)	The debt maturity table does not include any below-market debt adjustment, of which $1.3 million was outstanding as of December 31, 2015.

(2)
Currently all of our fixed-rate debt represents loans assumed as part of acquisitions. These loans typically have higher interest rates than interest rates associated with new debt. As of December 31, 2015, the interest rates on $16.1 million outstanding under two of our variable-rate mortgage notes payables were, in effect, fixed at 6.0% by two interest rate swap agreements expiring in July 2018 (see Notes 4 and 10).

Interest Rate Hedging

In December 2015, in connection with two acquisitions, we assumed two interest rate swap agreements that, in effect, fix the variable interest rate on $16.1 million of variable-rate mortgage debt at an annual interest rate of 6.0% through July 15, 2018. These swaps have not been designated as cash flow hedges and are recorded at fair value.

Contractual Commitments and Contingencies

Our contractual obligations as of December 31, 2015, were as follows (in thousands):

	Payments due by period
	Total	2016	2017	2018	2019	2020	Thereafter
Long-term debt obligations - principal payments	$81,398	$1,467	$22,038	$24,524	$924	$970	$31,475
Long-term debt obligations - interest payments	21,464	4,493	3,626	2,577	1,670	1,625	7,473
Total	$102,862	$5,960	$25,664	$27,101	$2,594	$2,595	$38,948

Our portfolio debt instruments and the unsecured revolving credit facility contain certain covenants and restrictions. The following is a list of restrictions and covenants specific to the unsecured revolving credit facility that were deemed significant:

•	limits the ratio of debt to total asset value, as defined, to 60% or 65% for four consecutive periods following a material acquisition;

•	limits the ratio of secured debt to total asset value, as defined, to 40%, or 45% for four consecutive periods following a material acquisition;

•	requires the fixed charge ratio, as defined, to be 1.5 or greater or 1.4 for four consecutive periods following a material acquisition; and

•	requires maintenance of certain minimum tangible net worth balances.
As of December 31, 2015, we were in compliance with all restrictive covenants of our outstanding debt obligations. We expect to continue to meet the requirements of our debt covenants over the short- and long-term.

Distributions

Distributions for the period from January 1, 2014 through December 31, 2015 accrued at an average daily rate of $0.00445205 per share of common stock.

Activity related to distributions to our stockholders for the years ended December 31, 2015 and 2014, is as follows (in thousands):

	2015	2014
Gross distributions paid	$56,114	$13,697
Distributions reinvested through DRIP	29,782	7,162
Net cash distributions	$26,332	$6,535
Net loss attributable to stockholders	$(6,698)	$(5,833)
Net cash provided by (used in) operating activities	$16,618	$(1,311)
FFO(1)	$19,091	$(2,317)

(1) See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures - Funds from Operations, Adjusted Funds from Operations and Modified Funds from Operations” for the definition and information regarding why we present Funds from Operations and for a reconciliation of this non-GAAP financial measure to net loss.

There were gross distributions of $6.3 million and $3.0 million accrued and payable as of December 31, 2015 and 2014. We expect to pay distributions monthly and continue paying distributions monthly unless our results of operations, our general financial condition, general economic conditions or other factors make it imprudent to do so. The timing and amount of distributions will be determined by our board and will be influenced in part by our intention to comply with REIT requirements of the Internal Revenue Code.

Our board has the authority under our organizational documents, to the extent permitted by Maryland law, to pay distributions from any source without limit, including proceeds from our offering or the proceeds from the issuance of securities in the future. As we have raised substantial amounts of offering proceeds and are continuing to seek additional opportunities to invest these proceeds on attractive terms, our cash provided by operating activities has not yet been sufficient to fully fund our ongoing distributions. Because we do not intend to borrow money for the specific purpose of funding distribution payments, we have funded, and may continue to fund, a portion of our distributions with proceeds from our offering. To the extent that we pay distributions from sources other than our cash provided by operating activities, we will have fewer funds available for investment in properties. The overall return to our stockholders may be reduced, and subsequent investors may experience dilution.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We hedge a portion of our exposure to interest rate fluctuations through the utilization of interest rate swaps in order to mitigate the risk of this exposure. We do not intend to enter into derivative or interest rate transactions for speculative purposes. Our hedging decisions are determined based upon the facts and circumstances existing at the time of the hedge and may differ from our currently anticipated hedging strategy. Because we use derivative financial instruments to hedge against interest rate fluctuations, we may be exposed to both credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

As of December 31, 2015, we were party to two interest rate swap agreements that, in effect, fixed the variable interest rate on $16.1 million of two of our secured variable-rate mortgage notes at 6.0%. We had no additional variable-rate debt outstanding and no additional exposure to interest rate changes as of December 31, 2015.

As the information presented above includes only those exposures that exist as of December 31, 2015, it does not consider those exposures or positions that could arise after that date. Hence, the information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

We do not have any foreign operations, and thus we are not exposed to foreign currency fluctuations.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements at page F-1 of this report.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2015. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2015.
Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15-15(f) under the Exchange Act.

Our management has assessed the effectiveness of our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) at December 31, 2015. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) met those criteria, and therefore our management has concluded that we maintained effective internal control over financial reporting (as defined in rule 13a-15(f) under the Exchange Act) as of December 31, 2015.

Internal Control Changes

During the quarter ended December 31, 2015, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

For the quarter ended December 31, 2015, all items required to be disclosed under Form 8-K were reported under Form 8-K.

On February 29, 2016, John B. Bessey resigned from his position as our co-president and chief investment officer.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our Principal Executive Officer and Principal Financial Officer. Our Code of Ethics may be found at www.grocerycenterREIT2.com.

The other information required by this Item is incorporated by reference from our 2016 Proxy Statement.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our 2016 Proxy Statement.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from our 2016 Proxy Statement.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our 2016 Proxy Statement.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from our 2016 Proxy Statement.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)         Financial Statement Schedules

See the Index to Financial Statements at page F-1 of this report.

(b)         Exhibits

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K (and are numbered in accordance with Item 601 of Regulation S-K).

Ex.	Description
3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11/A filed November 8, 2013)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)
3.3	Articles of Amendment (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)
4.1
Agreement of Limited Partnership of Phillips Edison - ARC Grocery Center Operating Partnership II, L.P., dated November 25, 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

4.2
Amended and Restated Agreement of Limited Partnership of Phillips Edison Grocery Center Operating Partnership II, L.P., dated January 22, 2015 (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

4.3
Distribution Reinvestment Plan (incorporated by reference to Appendix A to the prospectus contained in Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-3 filed February 12, 2016)

4.4	First Amendment to Amended and Restated Agreement of Limited Partnership of Phillips Edison Grocery Center Operating Partnership II, L.P., dated December 3, 2015*
10.1
Exclusive Dealer Manager Agreement among the Company, American Realty Capital PECO II Advisors, LLC and Realty Capital Securities, LLC, dated November 25, 2013 (incorporated by reference to Exhibit 1.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

10.2
Advisory Agreement by and among the Company, Phillips Edison - ARC Grocery Center Operating Partnership II, L.P. and American Realty Capital PECO II Advisors, LLC, effective November 25, 2014 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.3
Advisory Agreement by and among the Company, Phillips Edison Grocery Center Operating Partnership II, L.P. and American Realty Capital PECO II Advisors, LLC, dated January 9, 2015 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.4
Advisory Agreement by and among the Company, Phillips Edison Grocery Center Operating Partnership II, L.P. and American Realty Capital PECO II Advisors, LLC, dated January 22, 2015 (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.5	Advisory Agreement by and among the Company, Phillips Edison Grocery Center Operating Partnership II, L.P. and Phillips Edison NTR II, LLC, dated December 3, 2015*
10.6
Amended and Restated Sub-advisory Agreement between American Realty Capital PECO II Advisors, LLC and Phillips Edison NTR II LLC, dated January 22, 2015 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.7
Amended and Restated Master Property Management, Leasing and Construction Management Agreement by and among the Company, Phillips Edison - ARC Grocery Center Operating Partnership II, L.P. and Phillips Edison & Company Ltd., dated June 1, 2014 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014)

10.8	2013 Independent Director Stock Plan (incorporated by reference to Exhibit 10.4 to the Pre-Effective Amendment No.2 to the Company’s Registration Statement on the Form S-11 filed November 8, 2013)
10.9	2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Pre-Effective Amendment No.2 to the Company’s Registration Statement on the Form S-11 filed November 8, 2013)

10.10
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

21.1	Subsidiaries of the Company*
23.1	Consent of Deloitte & Touche LLP*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*
101.1
The following information from the Company’s annual report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Equity; and (iv) Consolidated Statements of Cash Flows*

* Filed herewith

*
All schedules other than the one listed in the index have been omitted as the required information is either not applicable or the information is already presented in the consolidated financial statements or the related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Phillips Edison Grocery Center REIT II, Inc.
Cincinnati, Ohio

We have audited the accompanying consolidated balance sheets of Phillips Edison Grocery Center REIT II, Inc., and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, equity, and cash flows for each of the two years in the period ended December 31, 2015 and 2014 and the period from June 5, 2013 (formation) to December 31, 2013. Our audits for the years ended December 31, 2015 and 2014, also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Phillips Edison Grocery Center REIT II, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015 and 2014 and the period from June 5, 2013 (formation) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
March 3, 2016

PHILLIPS EDISON GROCERY CENTER REIT II, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2015 AND 2014
(In thousands, except per share amounts)

	2015	2014
ASSETS
Investment in real estate:
Land and improvements	$319,272	$103,612
Building and improvements	635,426	204,860
Acquired intangible lease assets	111,811	33,082
Total investment in real estate assets	1,066,509	341,554
Accumulated depreciation and amortization	(30,204)	(3,689)
Total investment in real estate assets, net	1,036,305	337,865
Cash and cash equivalents	17,359	179,117
Deferred financing expense, net of accumulated amortization of $1,324 and $379, respectively	3,098	3,073
Accounts receivable – affiliates	939	—
Other assets, net	23,427	6,581
Total assets	$1,081,128	$526,636
LIABILITIES AND EQUITY
Liabilities:
Mortgages and loans payable	$82,720	$29,928
Acquired below market lease intangibles, less accumulated amortization of $2,468 and $330, respectively	43,917	16,919
Distributions payable	6,321	3,045
Accounts payable – affiliates	2,073	3,386
Accounts payable and other liabilities	22,812	4,857
Total liabilities	157,843	58,135
Commitments and contingencies (Note 9)	—	—
Equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized, zero shares issued
and outstanding at December 31, 2015 and 2014	—	—
Common stock, $0.01 par value per share, 1,000,000 shares authorized, 45,723 and 22,548 shares
issued and outstanding at December 31, 2015 and 2014, respectively	458	225
Additional paid-in capital	1,011,635	490,996
Accumulated deficit	(88,808)	(22,720)
Total equity	923,285	468,501
Total liabilities and equity	$1,081,128	$526,636

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014, AND FOR THE PERIOD FROM
JUNE 5, 2013 (FORMATION) TO DECEMBER 31, 2013
(In thousands, except per share amounts)

	2015	2014	2013
Revenues:
Rental income	$44,494	$6,434	$—
Tenant recovery income	15,510	1,973	—
Other property income	409	38	—
Total revenues	60,413	8,445	—
Expenses:
Property operating	10,756	1,651	—
Real estate taxes	9,592	966	—
General and administrative	3,744	1,606	145
Acquisition expenses	13,661	5,449	—
Depreciation and amortization	25,778	3,516	—
Total expenses	63,531	13,188	145
Other income (expense):
Interest expense, net	(3,990)	(1,206)	—
Other income	410	116	—
Net loss	$(6,698)	$(5,833)	$(145)
Per share information - basic and diluted:
Loss per share - basic and diluted	$(0.18)	$(0.57)	$(16.31)
Weighted-average common shares outstanding
Basic and diluted	36,538	10,302	9

Comprehensive loss:
Net loss	$(6,698)	$(5,833)	$(145)
Other comprehensive income	—	—	—
Comprehensive loss	$(6,698)	$(5,833)	$(145)

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014, AND FOR THE PERIOD
FROM JUNE 5, 2013 (FORMATION) TO DECEMBER 31, 2013
(In thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at June 5, 2013 (formation)	—	$—	$—	$—	$—
Issuance of common stock	9	—	200	—	200
Net loss	—	—	—	(145)	(145)
Balance at December 31, 2013	9	$—	$200	$(145)	$55
Issuance of common stock	22,238	222	552,909	—	553,131
Share repurchases	(1)	—	(115)	—	(115)
Distribution Reinvestment Plan (“DRIP”)	302	3	7,159	—	7,162
Common distributions declared, $1.49 per share	—	—	—	(16,742)	(16,742)
Offering costs	—	—	(69,157)	—	(69,157)
Net loss	—	—	—	(5,833)	(5,833)
Balance at December 31, 2014	22,548	$225	$490,996	$(22,720)	$468,501
Issuance of common stock	22,136	221	549,054	—	549,275
Share repurchases	(215)	(2)	(5,047)	—	(5,049)
DRIP	1,254	14	29,768	—	29,782
Common distributions declared, $1.62 per share	—	—	—	(59,390)	(59,390)
Offering costs	—	—	(53,136)	—	(53,136)
Net loss	—	—	—	(6,698)	(6,698)
Balance at December 31, 2015	45,723	$458	$1,011,635	$(88,808)	$923,285

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014, AND FOR THE PERIOD
FROM JUNE 5, 2013 (FORMATION) TO DECEMBER 31, 2013
(In thousands)

	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,698)	$(5,833)	$(145)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	24,889	3,475	—
Net amortization of above- and below-market leases	(1,151)	(152)	—
Amortization of deferred financing expense	1,056	379	—
Net gain on write-off of deferred financing expense, capitalized leasing commission, and market debt adjustment	(45)	—	—
Changes in fair value of derivatives	(107)	—	—
Straight-line rental income	(2,056)	(256)	—
Changes in operating assets and liabilities:
Accounts receivable – affiliates	(939)	—	—
Other assets	(10,541)	(3,235)	(390)
Accounts payable and other liabilities	9,381	4,258	9
Accounts payable – affiliates	2,829	53	130
Net cash provided by (used in) operating activities	16,618	(1,311)	(396)
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(609,281)	(295,451)	—
Capital expenditures	(8,660)	(638)	—
Change in restricted cash	(913)	(236)	—
Net cash used in investing activities	(618,854)	(296,325)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	549,275	553,131	200
Payment of offering costs	(57,278)	(65,954)	—
Distributions paid, net of DRIP	(26,332)	(6,535)	—
Repurchases of common stock	(3,250)	(33)	—
Payments on mortgages and notes payable	(20,745)	(504)	—
Proceeds from notes payable	—	—	296
Payments of deferred financing expenses	(1,192)	(3,452)	—
Net cash provided by financing activities	440,478	476,653	496
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(161,758)	179,017	100
CASH AND CASH EQUIVALENTS:
Beginning of period	179,117	100	—
End of period	$17,359	$179,117	$100

SUPPLEMENTAL CASHFLOW DISCLOSURE, INCLUDING NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$3,562	$524	$—
Fair value of assumed debt	74,553	30,177	—
Assumed interest rate swaps	1,517	—	—
Accrued capital expenditures	5,873	508	—
Change in offering costs payable to sponsor(s)	(4,142)	1,345	1,858
Reclassification of deferred offering costs to additional paid-in capital	—	1,858	—
Change in distributions payable	3,276	3,045	—
Change in accrued share repurchase obligation	1,799	82	—
Distributions reinvested	29,782	7,162	—
See notes to consolidated financial statements.

Phillips Edison Grocery Center REIT II, Inc.
Notes to Consolidated Financial Statements

1. ORGANIZATION

Phillips Edison Grocery Center REIT II, Inc., formerly known as Phillips Edison—ARC Grocery Center REIT II, Inc. (“we,” the “Company,” “our,” or “us”) was formed as a Maryland corporation in June 2013. Substantially all of our business is conducted through Phillips Edison Grocery Center Operating Partnership II, L.P., formerly known as Phillips Edison—ARC
Grocery Center Operating Partnership II, L.P., (the “Operating Partnership”), a Delaware limited partnership formed in June 2013. We are a limited partner of the Operating Partnership, and our wholly owned subsidiary, PE Grocery Center OP GP II LLC, is the sole general partner of the Operating Partnership. We closed our primary offering of shares of common stock on September 15, 2015. We continue to offer up to $1.3 billion in shares of common stock under the DRIP.

Prior to December 3, 2015, our advisor was American Realty Capital PECO II Advisors, LLC (“ARC”), a limited liability company that was organized in the State of Delaware in July 2013 and is under common control with AR Capital LLC (the “AR Capital sponsor”). Under the terms of the advisory agreement between ARC and us (the “former advisory agreement”), ARC was responsible for the management of our day-to-day activities and the implementation of our investment strategy. ARC delegated its duties under the advisory agreement, including the management of our day-to-day operations and our portfolio of real estate assets, to Phillips Edison NTR II LLC (“PE-NTR II”), which is directly or indirectly owned by Phillips Edison Limited Partnership (the “Phillips Edison sponsor”) and Michael Phillips and Jeffrey Edison, principals of our Phillips Edison sponsor. On November 2, 2015, the Conflicts Committee made the decision to terminate the former advisory agreement with ARC, effective as of December 3, 2015. The termination was "without cause." The sub-advisory agreement with PE-NTR II terminated in conjunction with the termination of the former advisory agreement.

On November 2, 2015, the Conflicts Committee approved our entry into a new advisory agreement (the “Current Advisory
Agreement”) with the Operating Partnership and PE-NTR II. Under the Current Advisory Agreement, PE-NTR II provides the same advisory and asset management services that ARC and PE-NTR II provided to us under the former advisory agreement and the former sub-advisory agreement. The Current Advisory Agreement has a one year term, but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of the parties.

We invest primarily in well-occupied, grocery-anchored neighborhood and community shopping centers having a mix of creditworthy national and regional retailers selling necessity-based goods and services in strong demographic markets throughout the United States. In addition, we may invest in other retail properties including power and lifestyle shopping centers, multi-tenant shopping centers, free-standing single-tenant retail properties, and other real estate.

As of December 31, 2015, we owned fee simple interests in 57 real estate properties, acquired from third parties unaffiliated with us, PE-NTR II, or ARC.

Any reference to the year ended December 31, 2013 refers to the period from from June 5, 2013 to December 31, 2013. Prior to June 5, 2013, we had not yet been formed as a corporation and no financial statement information is available.

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

Organizational and Offering Costs—PE-NTR II and ARC have paid offering expenses on our behalf. We reimbursed offering expenses on a monthly basis and will reimburse any remaining offering costs PE-NTR II, ARC, or any of their respective affiliates have incurred on our behalf but only to the extent that the reimbursement would not exceed 2.0% of gross offering proceeds raised in all primary offerings measured at the completion of such primary offering or cause the selling commissions, the dealer manager fee and the other organization and offering expenses borne by us to exceed 15.0% of gross offering proceeds as of the date of the reimbursement. Organization and offering expenses include all expenses (other than selling commissions and the dealer manager fee) incurred by or on behalf of us in connection with or in preparing for the registration of and subsequently offering and distributing our shares of common stock to the public, which may include, but are not limited to, expenses for printing, engraving and mailing; compensation of employees while engaged in sales activity; charges of transfer agents, registrars, trustees, escrow holders, depositaries and experts; third-party due diligence fees as set forth in detailed and itemized invoices; and expenses of qualification of the sale of the securities under federal and state laws, including taxes and fees, accountants’ and attorneys’ fees. Pursuant to the terms of the previous sub-advisory agreement between ARC and PE-NTR II, this organization and offering expense limitation of 2.0% was apportioned as follows: 1.5% to PE-NTR II; and 0.5% to ARC. Organizational costs are expensed as incurred by us, the Advisor, Sub-advisor or their respective affiliates on behalf of us. Offering costs are recorded as additional paid-in capital in the consolidated statements of equity.

Investment in Property and Lease Intangibles—Real estate assets we have acquired are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method. The estimated useful lives for computing depreciation are generally 5-7 years for furniture, fixtures and equipment, 15 years for land improvements, and 30 years for buildings and building improvements. Tenant improvements are amortized over the shorter of the respective lease term or the expected useful life of the asset. Major replacements that extend the useful lives of the assets are capitalized, and maintenance and repair costs are expensed as incurred.

Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable, or at least annually. In such an event, a comparison will be made of the projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset. We recorded no impairments for the years ended December 31, 2015, 2014, and for the period from June 5, 2013 (formation) to December 31, 2013.

The results of operations of acquired properties are included in our results of operations from their respective dates of acquisition. We assess the acquisition-date fair values of all tangible assets, identifiable intangibles, and assumed liabilities using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis and replacement cost) and that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it was vacant. Acquisition-related costs are expensed as incurred.

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

We estimate the fair value of assumed mortgage notes payable based upon indications of then-current market pricing for similar types of debt with similar maturities. Assumed mortgage notes payable are initially recorded at their estimated fair value as of the assumption date, and the difference between such estimated fair value and the note’s outstanding principal balance is amortized over the life of the mortgage note payable as an adjustment to interest expense.

Deferred Financing Expenses—Deferred financing expenses are capitalized and amortized on a straight-line basis over the term of the related financing arrangement, which approximates the effective interest method. Deferred financing expenses are recorded in interest expense in the consolidated statements of operations and comprehensive loss.

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

Derivative Instruments and Hedging Activities—We use derivative instruments to manage exposure to variable interest rate risk. We generally enter into interest rate swaps to manage such risk. We do not enter into derivative instruments for speculative purposes. The interest rate swaps associated with our cash flow hedges are recorded at fair value on a recurring basis. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into interest expense as interest is incurred on the related variable rate debt. Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match, such as notional amounts, settlement dates, reset dates, the calculation period and the LIBOR rate. When ineffectiveness exists, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected.

Changes in fair value as well as net payments or receipts under interest rate swap agreements that do not qualify for hedge accounting treatment are recorded as other income or other expense in the consolidated statements of operations and comprehensive loss.

In addition, we evaluate the default risk of the counterparty by monitoring the credit worthiness of the counterparty. Derivative instruments and hedging activities require management to make judgments on the nature of its derivatives and their effectiveness as hedges. These judgments determine if the changes in fair value of the derivative instruments are reported in the consolidated statements of operations and comprehensive loss as a component of net loss or as a component of comprehensive loss and as a component of stockholders’ equity on the consolidated balance sheets. Although management believes its judgments are reasonable, a change in a derivative’s effectiveness as a hedge could materially affect expenses, net income and equity.

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

We periodically review the collectability of outstanding receivables. Allowances will be taken for those balances that we deem to be uncollectible, including any amounts relating to straight-line rent receivables and/or receivables for recoverable expenses. As of December 31, 2015 and 2014 the bad debt reserve was $267,000 and $4,000, respectively.

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

The tax composition of our distributions declared for the years ended December 31, 2015 and 2014 was as follows:

	2015	2014
Ordinary Income	11.07%	14.71%
Return of Capital	88.93%	85.29%
Total	100.00%	100.00%

Repurchase of Common Stock—We offer a share repurchase program which may allow certain stockholders to have their shares repurchased subject to approval and certain limitations and restrictions (see Note 3). We account for requests to repurchase shares as liabilities to be reported at settlement value. When shares are presented for repurchase, we will record a liability based upon their respective settlement values.

Under our share repurchase program, the maximum amount of common stock that we are required to redeem, at the shareholder’s election, during any calendar year is limited, among other things, to 5% of the weighted-average number of shares outstanding during the prior calendar year. The maximum amount is reduced each reporting period by the current year share redemptions to date.

Class B Units—Under the terms of the Agreement of Limited Partnership of the Operating Partnership, as amended, we issue to PE-NTR II and ARC units of the Operating Partnership designated as “Class B units” in connection with the asset management services provided by PE-NTR II. Previously, we also issued to ARC and PE-NTR Class B units as compensation for the asset management services provided by ARC and PE-NTR under our prior advisory agreement. Our prior advisory agreement was terminated on December 3, 2015 and was replaced with our current advisory agreement.

The Class B units will vest, and will no longer be subject to forfeiture, at such time as all of the following events occur: (x) the value of the Operating Partnership’s assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6% cumulative, pre-tax, non-compounded, annual return thereon (the “economic hurdle” or the “market condition”); (y) any one of the following occurs: (1) the termination of the Current Advisory Agreement by an affirmative vote of a majority of our independent directors without cause, provided that we do not engage an affiliate of PE-NTR II as our new external advisor following such termination; (2) a listing event; or (3) another liquidity event; and (z) PE-NTR II or an affiliate is still providing advisory services to us (the “service condition”). Such Class B units will be forfeited immediately if: (a) the Current Advisory Agreement is terminated for cause; or (b) the Current Advisory Agreement is terminated by an affirmative vote of a majority of our independent directors without cause before the economic hurdle has been met.

We have concluded that PE-NTR II’s performance under the Current Advisory Agreement is not complete until it has served as the advisor through the date of a Liquidity Event because, prior to such date, the Class B units are subject to forfeiture by PE-NTR II and ARC. A Liquidity Event is defined as being the first to occur of the following: (i) a listing, (ii) a termination without cause (as discussed above), or (iii) another Liquidity Event. Additionally, PE-NTR II has no disincentive for nonperformance other than the forfeiture of Class B units, which is not a sufficiently large disincentive for nonperformance and, accordingly, no performance commitment exists. As a result, we have concluded the measurement date occurs when a Liquidity Event has occurred and at such time PE-NTR II has continued providing advisory services, and that the Class B units are not considered issued until such a Liquidity Event.

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

Because PE-NTR II can be terminated without cause before a Liquidity Event occurs and at such time the market condition and service condition may not be met, the Class B units may be forfeited.  Additionally, if the market condition and service condition had been met and a Liquidity Event had not occurred, PE-NTR II or ARC could not control the Liquidity Event because each of the aforementioned events that represent a Liquidity Event must be approved unanimously by our independent directors. As a result, we have concluded that the service condition is not probable.

Based on our conclusion of the market condition and service condition not being probable, the Class B Units will be treated as unissued for accounting purposes until the market condition, service condition and Liquidity Event have been achieved.  Distributions paid to PE-NTR II and ARC will be treated as compensation expense. This expense is calculated as the product of the number of unvested Class B units issued to date and the stated distribution rate, which is same rate used for the distributions paid to our common stockholders, at the time such distribution is authorized.

Earnings Per Share—Earnings per share (“EPS”) is calculated based on the weighted-average number of common shares outstanding during each period. Diluted EPS considers the effect of any potentially dilutive share equivalents. Class B units of the Operating Partnership (designated as “Class B units”) are the only potential dilutive securities currently outstanding, as they contain non-forfeitable rights to dividends or dividend equivalents. The following table presents information regarding potentially dilutive securities outstanding for the years ended December 31, 2015, 2014, and 2013 :

	2015	2014	2013
Class B units outstanding	231,809	17,515	—

The vesting of the Class B units held by PE- NTR II and ARC is contingent upon a market condition and service condition. The satisfaction of the market or service condition was not probable as of December 31, 2015 and 2014, and, therefore, the Class B units are not included in the calculation of earnings per share.

Segment Reporting—We assess and measure operating results of our properties based on net property operations. We internally evaluate the operating performance of our portfolio of properties and do not differentiate properties by geography, size or type. Each of our investment properties is considered a separate operating segment, and as each property earns revenue and incurs expenses, individual operating results are reviewed and discrete financial information is available. However, the properties are aggregated into one reportable segment as they have similar economic characteristics, we provide similar services to the tenants at each of our properties, and we evaluate the collective performance of our properties. Accordingly, we did not report any segment disclosures.

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

ASU 2016-02, Leases (Topic 842)
This update amends existing guidance by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. It is effective for annual reporting periods beginning after December 15, 2018, but early adoption is permitted.

		January 1, 2019	We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

Reclassification—The following line items on our consolidated statement of cash flows for the year ended December 31, 2014 were reclassified to conform to the current year presentation:

•	Payments on notes payable and payments on mortgages and loans payable were reclassified to payments on mortgages and notes payable.

3. EQUITY

General—We have the authority to issue a total of 1 billion shares of common stock with a par value of $0.01 per share and 10 million shares of preferred stock, $0.01 par value per share. As of December 31, 2015, we had issued 45.9 million shares of common stock, including shares issued through the DRIP, generating gross proceeds of $1.1 billion. As of December 31, 2015, we had issued no shares of preferred stock. The holders of common stock are entitled to one vote per share on all matters voted on by stockholders, including election of the board of directors. Our charter does not provide for cumulative voting in the election of directors.

Distribution Reinvestment Plan—We have adopted the DRIP that allows stockholders to invest distributions in additional shares of our common stock at an initial price equal to $23.75 per share. Stockholders who elect to participate in the DRIP, and who are subject to U.S. federal income taxation laws, will incur a tax liability on an amount equal to the fair value on the relevant distribution date of the shares of our common stock purchased with reinvested distributions, even though such stockholders have elected not to receive the distributions used to purchase those shares of common stock in cash. Distributions reinvested through the DRIP for the years ended December 31, 2015 and 2014 were $29.8 million and $7.2 million, respectively.

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

No repurchases of shares were made pursuant to our share repurchase program during the year ended December 31, 2014, as there were not sufficient shares of our common stock outstanding during the year ended December 31, 2013 to allow for share repurchases under the terms of our share repurchase program. However, our board of directors authorized the repurchase of a certain number of shares outside of our share repurchase program during the year ended December 31, 2014. The following table presents information regarding the shares repurchased, excluding amounts accrued for share repurchases as discussed below, during the years ended December 31, 2015 and 2014 (in thousands except price per share amounts):

	2015	2014
Shares repurchased	137	1
Cost of repurchases	$3,248	$33
Average repurchase price	$23.71	$25.00

There were no shares repurchased during the period from June 5, 2013 (formation) to December 31, 2013.

We record a liability when we have an obligation to repurchase shares of common stock for which we received a request as of period end, but the shares had not yet been repurchased. Below is a summary of our obligation to repurchase shares of common stock recorded as a component of accounts payable and other liabilities on our consolidated balance sheet as of December 31, 2015 and 2014 (in thousands):

	2015	2014
Shares submitted for repurchase	78	3
Liability recorded	$1,882	$83

4. FAIR VALUE MEASUREMENTS

The following describes the methods we use to estimate the fair value of our financial and non-financial assets and liabilities:

Cash and cash equivalents, restricted cash, accounts receivable, and accounts payable—We consider the carrying values of these financial instruments to approximate fair value because of the short period of time between origination of the instruments and their expected realization. Included in cash and cash equivalents as of December 31, 2014, we had $30.0 million in a money market fund for which we consider the carrying value to approximate fair value based on Level 1 inputs.

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

The following is a summary of discount rates and borrowings as of December 31, 2015 and 2014 (dollars in thousands):

	2015	2014
Discount rates:
Secured fixed-rate debt	3.50%	4.30%
Borrowings:
Fair value	$87,387	$31,141
Recorded value	82,720	29,928

Derivative instruments—As of December 31, 2015, we were party to two interest rate swap agreements with a notional amount of $16.1 million, assumed as part of two property acquisitions, which are measured at fair value on a recurring basis. The interest rate swap agreements in effect fix the variable interest rates of two of our secured variable-rate mortgage notes at an annual interest rate of 6.0% through July 15, 2018.

The fair values of the interest rate swap agreements as of December 31, 2015 were based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and were determined using interest rate pricing models and interest rate related observable inputs. Although we determined that the significant inputs used to value our derivatives fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2015, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Considerable judgment is necessary to develop estimated fair values of financial and non-financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we did or could actually realize upon disposition of the financial assets and liabilities previously sold or currently held (see Note 10).

Our derivative liability is currently recorded as accounts payable and other on our consolidated balance sheets. The fair value measurement of our derivative liability as of December 31, 2015 is $1.4 million.

5. REAL ESTATE ACQUISITIONS

For the year ended December 31, 2015, we acquired 37 grocery-anchored retail centers and one strip center adjacent to a previously acquired grocery-anchored retail center for an aggregate purchase price of approximately $685.5 million, including $73.8 million of assumed debt with a fair value of $74.6 million. The following tables present certain additional information regarding our acquisitions. Included in these acquisitions was a portfolio of two properties, Meadows on the Parkway and Broadlands Marketplace (the “NW Denver Portfolio”), purchased in a single transaction in July 2015. During the year ended December 31, 2014, we acquired 20 grocery-anchored retail centers for a purchase price of approximately $323.4 million including $28.5 million of assumed debt with a fair value of $30.2 million. The following tables present certain additional information regarding our acquisitions of the NW Denver Portfolio and additional properties which are individually immaterial, but are material in aggregate.

We allocated the purchase price of these acquisitions to the fair value of the assets acquired and liabilities assumed as follows (in thousands):

	2015			2014
	NW Denver Portfolio	Other	Total	Total
Land and improvements	$30,526	$181,460	$211,986	$103,350
Building and improvements	28,809	395,098	423,907	204,190
Acquired in-place leases	5,658	65,382	71,040	29,104
Acquired above-market leases	1,133	6,558	7,691	3,978
Acquired below-market leases	(2,738)	(26,399)	(29,137)	(17,248)
Total assets and lease liabilities acquired	63,388	622,099	685,487	323,374
Fair value of assumed debt at acquisition	—	74,553	74,553	30,177
Assumed interest rate swap	—	1,517	1,517	—
Net assets acquired	$63,388	$546,029	$609,417	$293,197

The weighted-average amortization periods for acquired in-place lease, above-market lease, and below-market lease intangibles acquired during the years ended December 31, 2015 and 2014 are as follows (in years):

	2015	2014
Acquired in-place leases	11	11
Acquired above-market leases	6	9
Acquired below-market leases	15	17

The amounts recognized for revenues, acquisition expenses and net loss from the acquisition date to December 31, 2015 and 2014 related to the operating activities of our acquisitions are as follows (in thousands):

	2015			2014
	NW Denver Portfolio	Other	Total	Total
Revenues	$2,974	$22,374	$25,348	$8,445
Acquisition expenses	846	11,712	12,558	5,225
Net loss	300	8,759	9,059	3,656

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

	For the Year Ended
(in thousands)	December 31, 2015	December 31, 2014
Pro forma revenues	$103,976	$101,051
Pro forma net income	9,378	10,457

6. ACQUIRED INTANGIBLE LEASE ASSETS

Acquired intangible lease assets consisted of the following amounts as of December 31, 2015 (in thousands):

	2015	2014
Acquired in-place leases	$100,144	$29,104
Acquired above-market leases	11,667	3,978
Total acquired intangible lease assets	111,811	33,082
Accumulated amortization	(8,889)	(1,237)
Net acquired intangible lease assets	$102,922	$31,845

Summarized below is the amortization recorded on the intangible assets for the year ended December 31, 2015 (in thousands):

	2015	2014
Acquired in-place leases(1)	$6,665	$1,059
Acquired above-market leases(1)	987	178
Total	$7,652	$1,237
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

Estimated future amortization of the respective acquired intangible lease assets as of December 31, 2015 for each of the next five years is as follows (in thousands):

Year	In-Place Leases	Above-Market Leases
2016	$11,295	$1,898
2017	11,289	1,838
2018	10,511	1,724
2019	9,808	1,435
2020	9,190	964
Total	$52,093	$7,859

7. MORTGAGES AND LOANS PAYABLE

As of December 31, 2015 and 2014, we had approximately $81.4 million and $28.3 million, respectively, of outstanding mortgage notes payable, excluding fair value of debt adjustments. Each mortgage note payable is secured by the respective property on which the debt was placed.

As of December 31, 2015, we had access to a $200 million revolving credit facility, which may be expanded to $700 million. The interest rate on the revolving credit facility is variable, based on either the prime rate, one-month LIBOR, or the federal funds rate and is affected by other factors, such as company size and leverage. The credit facility matures on July 2, 2018, with two six-month extension options to extend the maturity to July 2, 2019 that we may exercise upon payment of an extension fee equal to 0.075% of the total commitments under the facility at the time of each extension. There were no outstanding borrowings under this facility as of December 31, 2015, under which we have a borrowing capacity of up to $200 million in accordance with the terms of the credit facility.

Of the amounts outstanding on our mortgages and loans payable at December 31, 2015, there are no loans maturing in 2016. The weighted-average interest rate for the loans was 5.56% as of December 31, 2015, and 5.80% as of December 31, 2014.

The table below summarizes our loan assumptions in conjunction with property acquisitions for the years ended December 31, 2015 and 2014 (dollars in thousands):

	2015	2014
Number of properties acquired with loan assumptions	4	3
Carrying value of assumed debt at acquisition	$73,824	$28,528
Fair value of assumed debt at acquisition	74,553	30,177

The assumed below-market debt adjustments will be amortized over the remaining life of the loans, and this amortization is classified as interest expense. The amortization recorded on the assumed below-market debt adjustment was $845,000 in 2015 and $40,000 in 2014.

The following is a summary of our debt obligations as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015	December 31, 2014
Fixed-rate mortgages payable(1) (2)	$81,398	$28,320
Assumed below-market debt adjustment	1,322	1,608
Total	$82,720	$29,928

(1)
Due to the non-recourse nature of our mortgages, the assets and liabilities of the related properties are neither available to pay the debts of the consolidated property-holding limited liability companies nor constitute obligations of such consolidated limited liability companies as of December 31, 2015. One of our mortgages has a limited exception which represents a potential $1 million obligation in the event of default.

(2)
As of December 31, 2015, the interest rates on $16.1 million outstanding under two of our variable-rate mortgage notes payable were, in effect, fixed at 6.00% by two interest rate swap agreements which expire in July 2018 (see Notes 4 and 10).

Below is a listing of our maturity schedule with the respective principal payment obligations (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total
Fixed-rate mortgages payable(1)	$1,467	$22,038	$24,524	$924	$970	$31,475	$81,398

(1)	The debt maturity table does not include any below-market debt adjustments.

8. ACQUIRED BELOW-MARKET LEASE INTANGIBLES

Summarized below is the amortization recorded on the below-market lease intangible liabilities for the years ended December 31, 2015 and 2014 (in thousands):

	2015	2014
Acquired below-market leases(1)	$2,138	$330

(1)	Amortization recorded on acquired below-market leases was an adjustment to rental revenue in the consolidated statements of operations.

Estimated future amortization income of the intangible lease liabilities as of December 31, 2015 for each of the five succeeding calendar years is as follows (in thousands):

Year	Below-Market Leases
2016	$3,572
2017	3,366
2018	3,238
2019	3,132
2020	3,024
Total	$16,332

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

10. DERIVATIVES AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

We are exposed to certain risks arising from both our business operations and economic conditions. We principally manage our exposure to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of our debt funding and the use of derivative financial instruments. Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash receipts and our known or expected cash payments principally related to our investments and borrowings.

Derivatives Not Designated as Hedging Instruments
Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of these derivative instruments are recorded directly in other income, net and resulted in a gain of $107,000 for the year ended December 31, 2015. We had no derivatives for the years ended December 31, 2014 and 2013.

Disclosure of the Effect of Derivative Instruments on the Consolidated Balance Sheet

The fair value of our derivative financial instruments are classified as accounts payable and other liabilities on the consolidated balance sheet in an amount of $1.4 million as of December 31, 2015.

Credit risk-related Contingent Features

We have an agreement with our derivative counterparty that contains a provision where, if we either default or are capable of being declared in default on any of our indebtedness, we could also be declared to be in default on our derivative obligations.

As of December 31, 2015, the fair value of our derivative was in a liability position including accrued interest, but excluding any adjustment for nonperformance risk related to this agreement. As of December 31, 2015, we have not posted any collateral related to this agreement.

11. RELATED PARTY TRANSACTIONS

Economic Dependency—We are dependent on PE-NTR II, Phillips Edison & Company Ltd. (the “Property Manager”), and their respective affiliates for certain services that are essential to us, including asset acquisition and disposition decisions, asset management, operating and leasing of our properties, and other general and administrative responsibilities. In the event that PE-NTR II, the Property Manager, and their respective affiliates are unable to provide such services, we would be required to find alternative service providers, which could result in higher costs and expenses.

Advisory Agreement—Pursuant to the former advisory agreement, ARC was entitled to specified fees for certain services, including managing our day-to-day activities and implementing our investment strategy. ARC had entered into a sub-advisory agreement with PE-NTR II, who managed our day-to-day affairs and our portfolio of real estate investments, on behalf of ARC, subject to the board’s supervision and certain major decisions requiring the consent of both ARC and PE-NTR II. The expenses reimbursed to ARC and PE-NTR II were reimbursed in proportion to the amount of expenses incurred on our behalf by ARC and PE-NTR II, respectively.

Pursuant to the Current Advisory Agreement, PE-NTR II is entitled to specified fees for certain services, including managing our day-to-day activities and implementing our investment strategy. PE-NTR II manages our day-to-day affairs and our portfolio of real estate investments subject to the board’s supervision. Expenses are reimbursed to PE-NTR II based on amounts incurred on our behalf by PE-NTR II.

Organization and Offering Costs—Under the terms of the former advisory agreement, we were to reimburse on a monthly basis ARC, PE-NTR II, or their respective affiliates for cumulative organization and offering costs and future organization and offering costs they incurred on our behalf, but only to the extent that the reimbursement would not exceed 2.0% of gross proceeds raised in all primary offerings measured at the completion of such primary offering.

Summarized below are the cumulative organization and offering costs charged by and the cumulative costs reimbursed to ARC, PE-NTR II and their affiliates for the years ended December 31, 2015, 2014 and 2013, and any related amounts (overpaid) unpaid as of December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Total Organization and Offering costs charged	$18,081	$16,381	$1,858
Total Organization and Offering costs reimbursed	19,020	13,178	—
Total (overpaid) unpaid Organization and Offering costs (1)	$(939)	$3,203	$1,858

(1)	The net amount overpaid relates to excess amounts advanced to ARC which are to be repaid.

Acquisition Fee—We paid ARC under the former advisory agreement, and we pay PE-NTR II under the Current Advisory Agreement, an acquisition fee related to services provided in connection with the selection and purchase or origination of real estate and real estate-related investments. The acquisition fee is equal to 1.0% of the contract purchase price of each property we acquire, including acquisition or origination expenses and any debt attributable to such investments.

Acquisition Expenses—We reimburse the PE-NTR II for expenses actually incurred related to selecting, evaluating and acquiring assets on our behalf. During the years ended December 31, 2015 and 2014, we reimbursed the PE-NTR II for personnel costs related to due diligence services for assets we acquired during the period.

Asset Management Subordinated Participation—Within 60 days after the end of each calendar quarter (subject to the approval of our board of directors), we will pay an asset management subordinated participation by issuing a number of restricted operating partnership units designated as Class B Units to PE-NTR II, and previously to ARC, equal to: (i) 0.25% multiplied by (a) prior to the date on which we calculate an estimated net asset value (“NAV”) per share, the cost of assets and (b) on and after the date on which we calculate an estimated NAV per share, the lower of the cost of assets and the applicable quarterly NAV divided by (ii) (a) prior to the date on which we calculate an estimated NAV per share, the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the primary offering price minus selling commissions and dealer manager fees) and (b) on and after the date on which we calculate an estimated NAV per share, the per share NAV.

PE-NTR II and ARC are entitled to receive distributions on the vested and unvested Class B units they receive in connection with their asset management subordinated participation at the same rate as distributions are paid to common stockholders. Such distributions are in addition to the incentive fees that PE-NTR II and ARC and their affiliates may receive from us. During the year ended December 31, 2015, the Operating Partnership issued 214,294 Class B units to PE-NTR II and ARC under the advisory agreement for the asset management services performed during the period from October 1, 2014 to September 30, 2015. During the year ended December 31, 2014, the Operating Partnership issued 17,515 Class B units for the services provided during the period from January 1, 2014 to September 30, 2014. These Class B units will not vest until an economic hurdle has been met. PE-NTR II or one of its affiliates must continue to provide advisory services through the date that such economic hurdle is met. The economic hurdle will be met when the value of the Operating Partnership’s assets plus all distributions made equal or exceed the total amount of capital contributed by investors plus a 6.0% cumulative, pre-tax, non-compounded annual return thereon.

Under the Current Advisory Agreement, beginning in January 2016, the asset management fee will remain at 1.0% of the cost of our assets, but will be paid 80% in cash and 20% in Class B units of the Operating Partnership instead of entirely in Class B units. The cash portion of the asset management fee will be paid on a monthly basis in arrears at the rate of 0.06667% multiplied by the cost of our assets as of the last day of the preceding monthly period. Under the first amendment to the Operating Partnership’s amended and restated agreement of limited partnership, the Class B units portion of the asset management fee will be based on the rate of 0.05% (instead of 0.25%) multiplied by the cost of our assets. The Class B units will continue to be issued quarterly in arrears and will remain subject to existing forfeiture provisions.

Financing Coordination Fee—We pay PE-NTR II under the Current Advisory Agreement, and we paid ARC under the former advisory agreement, a financing fee equal to 0.75% of all amounts made available under any loan or line of credit in connection with the origination or refinancing of any debt that we obtain and use to finance properties or other permitted investments. Beginning January 1, 2016, under the Current Advisory Agreement we will no longer pay this fee.

Disposition Fee—We pay PE-NTR II under the Current Advisory Agreement, and we paid ARC under the former advisory agreement, for substantial assistance in connection with the sale of properties or other investments up to the lesser of: (i) 2.0% of the contract sales price of each property or other investment sold; or (ii) one-half of the total brokerage commissions paid if a non-affiliated broker is also involved in the sale, provided that total real estate commissions paid (to PE-NTR II and others) in connection with the sale may not exceed the lesser of a competitive real estate commission and 6.0% of the contract sales price. The Conflicts Committee will determine whether PE-NTR II has provided substantial assistance to us in connection with the sale of an asset. Substantial assistance in connection with the sale of a property includes preparation of an investment package for the property (including an investment analysis, rent rolls, tenant information regarding credit, a property title report, an environmental report, a structural report and exhibits) or such other substantial services performed by PE-NTR II in connection with a sale.

General and Administrative Expenses—As of December 31, 2015 and 2014, we owed either PE-NTR II or ARC and their affiliates $18,000 and $11,000, respectively, for general and administrative expenses paid on our behalf. As of December 31, 2015, neither PE-NTR II nor ARC has allocated any portion of their employees’ salaries to general and administrative expenses.

Summarized below are the fees earned by and the expenses reimbursable to ARC and PE-NTR II, except for organization and offering costs and general and administrative expenses, which we disclose above (in thousands):

	For the Period Ended			Unpaid Amount as of
	December 31,			December 31,
	2015	2014	2013	2015	2014
Acquisition fees(1)	$6,841	$3,221	$—	$—	$—
Acquisition expenses(1)	1,227	403	—	1	—
Class B unit distributions(2)	82	5	—	16	3
Financing coordination fees(3)	554	1,714	—	—	—
Total	$8,704	$5,343	$—	$17	$3

(1)	The acquisition fees and expenses are presented as as acquisition expenses on the consolidated statements of operations.

(2)
Represents the distributions paid to the PE-NTR II and ARC as holders of Class B units of the Operating Partnership and is presented as general and administrative expense on the consolidated statements of operations.

(3)	Financing coordination fees are presented as deferred financing expense on the consolidated balance sheets and amortized over the term of the related loan.

Annual Subordinated Performance Fee—We may pay PE-NTR II or its assignees an annual subordinated performance fee calculated on the basis of our total return to stockholders, payable annually in arrears, such that for any year in which our total return on stockholders’ capital exceeds 6.0% per annum, PE-NTR II will be entitled to 15.0% of the amount in excess of such 6.0% per annum, provided that the amount paid to PE-NTR II does not exceed 10.0% of the aggregate total return for that year. No such amounts have been incurred or payable to date.

Subordinated Participation in Net Sales Proceeds—The Operating Partnership may pay to Phillips Edison Special Limited Partner II LLC (the “Special Limited Partner”) a subordinated participation in the net sales proceeds of the sale of real estate assets equal to 15.0% of remaining net sales proceeds after return of capital contributions to stockholders plus payment to investors of a 6.0% cumulative, pre-tax, non-compounded return on the capital contributed by stockholders. Generally, ARC has a 15.0% interest and PE-NTR II has an 85.0% interest in the Special Limited Partner. No sales of real estate assets have occurred to date.

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

Subordinated Distribution Upon Termination of the Advisor Agreement—Upon termination or non-renewal of the PE-NTR II Agreement, the Special Limited Partner shall be entitled to a subordinated termination distribution in the form of a non-interest bearing promissory note equal to 15.0% of the amount by which the value of our assets owned at the time of such termination or non-renewal plus distributions exceeds the aggregate capital contributed by stockholders plus an amount equal to a 7.0% cumulative, pre-tax non-compounded annual return to stockholders. In addition, the Special Limited Partner may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or a liquidity event occurs. No such termination has occurred to date.

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

Expenses and Reimbursements—The Property Manager hires, directs and establishes policies for employees who have direct responsibility for the operations of each real property it manages, which may include, but is not limited to, on-site managers and building and maintenance personnel. Certain employees of the Property Manager may be employed on a part-time basis and may also be employed by the Sub-advisor or certain of its affiliates. The Property Manager also directs the purchase of equipment and supplies and will supervise all maintenance activity. We reimburse the costs and expenses incurred by the Property Manager on our behalf, including employee compensation, legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, as well as fees and expenses of third-party accountants.

Summarized below are the fees earned by and the expenses reimbursable to the Property Manager for the years ended December 31, 2015, 2014, and 2013, and any related amounts unpaid as of December 31, 2015 and 2014 (in thousands):

	For the Period Ended			Unpaid Amount as of
	December 31,			December 31,
	2015	2014	2013	2015	2014
Property management fees(1)	$2,085	$273	$—	$307	$97
Leasing commissions(2)	1,788	245	—	86	43
Construction management fees(2)	377	26	—	68	5
Expenses and reimbursements(3)	2,017	251	—	1,157	24
Total	$6,267	$795	$—	$1,618	$169

(1)	The property management fees are included in property operating on the consolidated statements of operations.

(2)
Leasing commissions paid for leases with terms less than one year are expensed and included in depreciation and amortization on the consolidated statements of operations. Leasing commissions paid for leases with terms greater than one year and construction management fees are capitalized and amortized over the life of the related leases or assets.

(3)	Expenses and reimbursements are included in property operating and general and administrative on the consolidated statements of operations.

Dealer Manager—The dealer manager for our primary initial public offering was Realty Capital Securities, LLC (the “Dealer Manager”). The Dealer Manager is a member firm of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and was organized on August 29, 2007. The Dealer Manager is under common control with our AR Capital sponsor and provided certain sales, promotional and marketing services in connection with the distribution of the shares of common stock offered under our offering. Excluding shares sold pursuant to the “friends and family” program, the Dealer Manager was generally paid a sales commission equal to 7.0% of the gross proceeds from the sale of shares of the common stock sold in the primary offering and a dealer manager fee equal to 3.0% of the gross proceeds from the sale of shares of the common stock sold in the primary offering.

The Dealer Manager typically re-allowed 100% of the selling commissions and a portion of the dealer manager fee to participating broker-dealers. Alternatively, a participating broker-dealer could elect to receive a commission based upon the proceeds from the sale of shares by such participating broker-dealer, with a portion of such fee being paid at the time of such sale and the remaining amounts paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale, in which event, a portion of the dealer manager fee will be reallowed such that the combined selling commission and dealer manager fee do not exceed 10% of the gross proceeds of our primary offering.

Starting with the commencement of our public offering through January 2016, we utilized transfer agent services provided by an affiliate of the Dealer Manager. Fees incurred from this transfer agent represent amounts paid by PE-NTR II to the affiliate of the Dealer Manager for such services. We reimbursed PE-NTR II for a portion of these fees through the payment of organization and offering costs. The remaining fees expensed were included in general and administrative expense on the consolidated statements of operations. The following table details total selling commissions, dealer manager fees, and service fees paid to the Dealer Manager and its affiliated transfer agent related to the sale of common stock for the years ended December 31, 2015, 2014, and 2013, and any related amounts unpaid, which are included as a component of total unpaid organization and offering costs, as of December 31, 2015 and 2014 (in thousands):

	For the Period Ended			Unpaid Amount as of
	December 31,			December 31,
	2015	2014	2013	2015	2014
Total commissions and fees incurred from Dealer Manager	$51,213	$52,744	$—	$—	$—
Fees incurred from the transfer agent	1,254	659	—	150	220
Fees expensed from the transfer agent	559	—	—	420	—

Share Purchases by PE-NTR II and AR Capital sponsor—PE-NTR II made an initial investment in us through the purchase of 8,888 shares of our common stock and may not sell any of these shares while serving as our advisor. AR Capital sponsor has also purchased 17,778 shares of our common stock. PE-NTR II and AR Capital sponsor purchased shares at a purchase price of $22.50 per share, reflecting no dealer manager fee or selling commissions paid on such shares.

12. OPERATING LEASES

The terms and expirations of our operating leases with our tenants vary. The lease agreements frequently contain options to extend the terms of leases and other terms and conditions as negotiated. We retain substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.

Approximate future rentals to be received under non-cancelable operating leases in effect at December 31, 2015, assuming no new or renegotiated leases or option extensions on lease agreements, are as follows (in thousands):

Year	Amount
2016	$73,389
2017	67,761
2018	61,479
2019	53,292
2020	43,947
2021 and thereafter	196,979
Total	$496,847

No single tenant comprised 10% or more of our aggregate annualized effective rent (“AER”) as of December 31, 2015. As of December 31, 2015, our real estate investments in Florida represented 20.9% of our AER. As a result, the geographic concentration of our portfolio makes it susceptible to adverse economic developments in the Florida real estate market.

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2015 and 2014. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the selected quarterly information.

	2015
	First	Second	Third	Fourth
(in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter
Total revenue	$9,496	$11,555	$16,441	$22,921
Net loss	(115)	(1,229)	(2,128)	(3,225)
Net loss per share - basic and diluted	(0.00)	(0.04)	(0.05)	(0.07)

	2014
	First	Second	Third	Fourth
(in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter
Total revenue	$54	$539	$1,955	$5,897
Net loss	(349)	(759)	(1,921)	(2,804)
Net loss per share - basic and diluted	(0.26)	(0.13)	(0.15)	(0.14)

14. SUBSEQUENT EVENTS

Distributions

Distributions equal to a daily amount of $0.00443989 per share of common stock outstanding were paid subsequent to December 31, 2015 to the stockholders of record from December 1, 2015 through February 29, 2016 as follows (in thousands):

Distribution Period	Date Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through the DRIP	Net Cash Distribution
December 1, 2015 through December 31, 2015	1/4/2016	$6,321	$3,334	$2,987
January 1, 2016 through January 31, 2016	2/2/2016	6,321	3,307	3,014
February 1, 2016 through February 29, 2016	3/2/2016	5,923	3,071	2,853

In January 2016, our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing January 1, 2016 through and including February 29, 2016. In March 2016, our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing March 1, 2016 through and including May 31, 2016. The authorized distributions equal an amount of $0.0044398907 per share of common stock. We expect to pay these distributions on the first business day after the end of each month. A portion of each distribution is expected to constitute a return of capital for tax purposes.

Acquisitions

Subsequent to December 31, 2015, we acquired a 100% ownership interest in the following properties (dollars in thousands):

Property Name	Location	Anchor	Acquisition Date	Purchase Price	Square Footage	Leased % Rentable Square Feet at Acquisition
North Pointe Plaza	North Charleston, SC	n/a(1)	1/29/2016	$4,900	49,524	100.0%
Carriagetown Marketplace	Amesbury, MA	Stop & Shop	2/4/2016	22,600	96,472	100.0%
Vineyard Center	Templeton, CA	Trader Joe's	2/17/2016	7,580	21,117	100.0%
Shoppes at Glen Lakes	Weeki Wachee, FL	Publix	2/23/2016	9,600	66,600	83.7%
Sanibel Beach Place	Fort Myers, FL	Publix	2/23/2016	9,550	74,286	85.0%
Fairfield Commons	Lakewood, CO	Sprouts	2/25/2016	34,275	143,419	85.7%
(1) This acquisition is additional square footage of a previously acquired Walmart-anchored center, North Pointe Plaza.

The supplemental purchase accounting disclosures required by GAAP relating to the recent acquisitions of the aforementioned properties have not been presented as the initial accounting for these acquisitions was incomplete at the time this Annual Report on Form 10-K was filed with the SEC. The initial accounting was incomplete due to the late closing dates of the acquisitions.

Revolving Credit Facility

In March 2016, we increased our borrowing capacity under our revolving credit facility by $150 million, bringing the total borrowing capacity to $350 million.

Transfer Agent

We engaged DST Systems, Inc. as our transfer agent effective February 26, 2016. The change was made after we received notice on January 29, 2016, that the operations of our former transfer agent, American National Stock Transfer, were being terminated effective immediately by its parent company, RCS Capital Corporation. RCS Capital Corporation filed for bankruptcy on January 31, 2016.

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
As of December 31, 2015
(in thousands)
			Initial Cost (1)		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at End of Period(2)
Property Name	City, State	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total(3)	Accumulated Depreciation(4)	Date Constructed/ Renovated	Date Acquired
Bethany Village Shopping Center	Alpharetta, GA	$—	$4,833	$5,474	$187	$4,904	$5,590	$10,494	$482	2001	3/14/2014
Staunton Plaza	Staunton, VA	12,187	4,311	10,035	131	4,355	10,122	14,477	733	2006	4/30/2014
Northpark Village	Lubbock, TX	—	1,467	6,212	245	1,605	6,319	7,924	392	1990	7/25/2014
Spring Cypress Village	Houston, TX	—	8,219	11,731	484	8,326	12,108	20,434	828	1982/2007	7/30/2014
Kipling Marketplace	Littleton, CO	—	3,108	8,547	275	3,137	8,793	11,930	562	1983/2009	8/7/2014
Lake Washington Crossing	Melbourne, FL	—	3,617	9,121	273	3,668	9,343	13,011	576	1987/2012	8/15/2014
MetroWest Village	Orlando, FL	—	4,665	12,528	362	4,794	12,761	17,555	781	1990	8/20/2014
Kings Crossing	Sun City Center, FL	—	4,064	8,918	64	4,069	8,977	13,046	556	2000	8/26/2014
Commonwealth Square	Folsom, CA	6,962	6,811	12,962	621	7,042	13,352	20,394	984	1987	10/2/2014
Colonial Promenade	Winter Haven, FL	—	9,132	21,733	32	9,163	21,734	30,897	1,467	1986/2008	10/10/2014
Point Loomis Shopping Center	Milwaukee, WI	—	4,380	8,145	73	4,380	8,218	12,598	468	1965/1991	10/21/2014
Hilander Village	Roscoe, IL	—	2,293	6,637	281	2,402	6,809	9,211	608	1994	10/22/2014
Milan Plaza	Milan, MI	—	854	1,760	272	885	2,001	2,886	350	1960/1975	10/22/2014
Laguna 99 Plaza	Elk Grove, CA	—	5,264	12,298	315	5,418	12,459	17,877	705	1992	11/10/2014
Southfield Shopping Center	St. Louis, MO	—	5,307	12,781	93	5,359	12,822	18,181	703	1987	11/18/2014
Shasta Crossroads	Redding, CA	—	5,818	19,148	932	6,028	19,870	25,898	918	1989	11/25/2014
Spivey Junction	Stockbridge, GA	—	4,359	7,179	648	4,672	7,514	12,186	433	1998	12/5/2014
Quivira Crossings	Overland Park, KS	8,583	6,104	9,305	162	6,213	9,358	15,571	499	1996	12/16/2014
Plaza Farmington	Farmington, NM	—	8,564	6,074	233	8,644	6,227	14,871	408	2004	12/22/2014
Crossroads of Shakopee	Shakopee, MN	—	10,180	13,602	203	10,313	13,672	23,985	873	1998	12/22/2014
Willimantic Plaza	Willimantic, CT	8,800	3,429	9,166	252	3,429	9,418	12,847	525	1968/1990	1/30/2015
Harvest Plaza	Akron, OH	—	1,022	6,063	188	1,162	6,111	7,273	295	1974/2000	2/9/2015
North Point Landing	Modesto, CA	—	7,756	20,278	380	7,953	20,461	28,414	818	1964/2008	2/11/2015
Oakhurst Plaza	Seminole, FL	—	2,586	3,152	38	2,586	3,190	5,776	199	1974/2001	2/27/2015
Glenwood Crossing	Cincinnati, OH	—	4,191	2,538	323	4,479	2,573	7,052	219	1999	3/27/2015
Rosewick Crossing	La Plata, MD	—	7,413	15,169	185	7,476	15,291	22,767	587	2008	4/2/2015
Waterford Park Plaza	Plymouth, MN	12,064	4,150	14,453	306	4,270	14,639	18,909	576	1989	4/6/2015
Ocean Breeze	Jensen Beach, FL	—	5,896	7,861	168	5,910	8,015	13,925	274	1993/2010	4/30/2015
Quivira Crossings Outparcel	Overland Park, KS	—	680	808	66	732	822	1,554	51	1997	5/6/2015
Old Alabama Square	Alpharetta, GA	—	9,712	13,937	656	10,218	14,087	24,305	406	2000	6/10/2015
Central Valley Market Place	Ceres, CA	—	2,610	15,821	13	2,610	15,834	18,444	333	2005	6/29/2015
Crossroads Towne Center	Howell, MI	—	1,760	5,973	37	1,788	5,982	7,770	184	2004/2006	6/30/2015
Highlands Plaza	Easton, MA	—	5,637	14,523	114	5,663	14,611	20,274	328	2005	7/1/2015
Meadows on the Parkway	Boulder, CO	—	24,131	20,529	436	24,404	20,692	45,096	405	1989	7/16/2015
Broadlands Marketplace	Broomfield, CO	—	6,395	8,280	170	6,491	8,354	14,845	195	2002	7/16/2015

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
As of December 31, 2015
(in thousands)
			Initial Cost (1)		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at End of Period(2) (3)
Property Name	City, State	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
West Acres Shopping Center	Fresno, CA	—	3,386	6,069	72	3,386	6,141	9,527	178	1990	7/31/2015
Plano Market Street	Plano, TX	—	15,121	28,920	112	15,143	29,010	44,153	531	2009	7/31/2015
Berry Town Center	Davenport, FL	—	3,611	8,586	85	3,620	8,662	12,282	133	2003/2006	9/22/2015
Island Walk Plaza	Fernandina Beach, FL	—	7,248	13,113	632	7,248	13,745	20,993	219	1987/2012	9/30/2015
North Pointe Plaza	North Charleston, SC	—	7,842	24,888	16	7,841	24,905	32,746	359	1989	9/30/2015
Shoregate Center	Willowick, OH	—	6,774	12,684	947	6,773	13,632	20,405	335	1958/2005	10/7/2015
Moreno Marketplace	Moreno Valley, CA	—	6,783	10,807	—	6,783	10,807	17,590	84	2008	10/29/2015
Village Center	Racine, WI	—	4,945	23,515	178	5,018	23,620	28,638	259	2002/2003	10/30/2015
Alico Commons	Fort Myers, FL	—	3,636	14,340	—	3,636	14,340	17,976	108	2009	11/2/2015
Port St. John Plaza	Port St John, FL	—	2,758	3,806	—	2,758	3,806	6,564	54	1986	11/2/2015
Rockledge Square	Rockledge, FL	—	2,765	3,292	1	2,766	3,292	6,058	58	1985	11/2/2015
Windover Square	Melbourne, FL	—	3,242	11,744	—	3,242	11,744	14,986	86	1984/2010	11/2/2015
51st and Olive	Glendale, AZ	3,897	1,974	6,870	—	1,974	6,870	8,844	59	1975/2007	11/6/2015
Grand Bay Plaza	Fort Myers, FL	—	4,136	5,614	—	4,136	5,614	9,750	63	2003	11/12/2015
Cocoa Commons	Cocoa, FL	—	4,468	6,534	—	4,468	6,534	11,002	34	1986	11/19/2015
Village at Aspen Park	Conifer, CO	—	8,068	8,901	1	8,069	8,901	16,970	34	2006	11/19/2015
Sheffield Crossing	Sheffield Village, OH	9,382	6,053	9,274	2	6,054	9,275	15,329	—	1989	12/17/2015
Amherst Marketplace	Amherst, OH	6,702	2,916	8,213	—	2,916	8,213	11,129	—	1996	12/17/2015
Shoppes at Windmill Place	Batavia, IL	—	7,980	14,873	—	7,980	14,873	22,853	—	1991/1997	12/17/2015
Hamilton Mill Village	Dacula, GA	—	6,320	9,566	—	6,320	9,566	15,886	—	1996	12/22/2015
Normandale Village	Bloomington, MN	12,821	7,107	10,880	—	7,107	10,880	17,987	—	1973	12/22/2015
Wyandottte Plaza	Kansas City, KS	—	5,149	14,414	—	5,149	14,414	19,563	—	1961/2015	12/23/2015
Everybody's Plaza	Cheshire, CT	—	2,336	8,453	1	2,337	8,453	10,790	—	1960/2005	12/30/2015
Totals		$81,398	$315,336	$628,097	$11,265	$319,272	$635,426	$954,698	$21,315
(1) The initial cost to us represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
(2) The aggregate cost of real estate owned at December 31, 2015.
(3) The aggregate cost of real estate owned at December 31, 2015 for federal income tax purposes is $962.9 million.

Reconciliation of real estate owned:

	2015	2014
Balance at January 1	$308,472	$—
Real estate acquisitions	635,893	307,540
Additions to/improvements of real estate	10,333	932
Balance at December 31	$954,698	$308,472
Reconciliation of accumulated depreciation:

	2015	2014
Balance at January 1	2,452	$—
Depreciation expense	18,863	2,452
Balance at December 31	$21,315	$2,452

* * * * *

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 3rd day of March 2016.

PHILLIPS EDISON GROCERY CENTER REIT II, INC.

By:	/s/ JEFFREY S. EDISON
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY S. EDISON	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 3, 2016
Jeffrey S. Edison

/s/ DEVIN I. MURPHY	Chief Financial Officer (Principal Financial Officer)	March 3, 2016
Devin I. Murphy

/s/ JENNIFER L. ROBISON	Chief Accounting Officer (Principal Accounting Officer)	March 3, 2016
Jennifer L. Robison

/s/ C. ANN CHAO	Director	March 3, 2016
C. Ann Chao

/s/ DAVID W. GARRISON	Director	March 3, 2016
David W. Garrison

/s/ MARK D. MCDADE	Director	March 3, 2016
Mark D. McDade

/s/ PAUL J. MASSEY, JR.	Director	March 3, 2016
Paul J. Massey, Jr.