Form 10-Q
period 2016-03-31
PHILLIPS EDISON GROCERY CENTER REIT II, INC.
filed 2016-05-06
CIK 1581405

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2016, there were 46.2 million outstanding shares of common stock of Phillips Edison Grocery Center REIT II, Inc.

PART I.        FINANCIAL INFORMATION

Item 1.          Financial Statements

PHILLIPS EDISON GROCERY CENTER REIT II, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2016 AND DECEMBER 31, 2015
(Unaudited)
(In thousands, except per share amounts)

	March 31, 2016	December 31, 2015
ASSETS
Investment in real estate:
Land and improvements	$315,830	$319,272
Building and improvements	648,630	635,426
Acquired above-market lease assets	10,749	11,667
Acquired in-place lease assets	100,469	100,144
Total investment in property	1,075,678	1,066,509
Accumulated depreciation and amortization	(40,622)	(30,204)
Net investment in property	1,035,056	1,036,305
Investment in unconsolidated joint venture	6,888	—
Total investment in real estate assets, net	1,041,944	1,036,305
Cash and cash equivalents	4,166	17,359
Accounts receivable – affiliates	601	939
Other assets, net	27,413	25,110
Total assets	$1,074,124	$1,079,713

LIABILITIES AND EQUITY
Liabilities:
Mortgages and loans payable, net	$86,861	$81,305
Acquired below market lease intangibles, less accumulated amortization of $3,236 and $2,468, respectively	40,911	43,917
Distributions payable	6,353	6,321
Accounts payable – affiliates	2,678	2,073
Accounts payable and other liabilities	23,089	22,812
Total liabilities	159,892	156,428
Commitments and contingencies (Note 7)	—	—
Equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized, zero shares issued and outstanding
at March 31, 2016 and December 31, 2015, respectively	—	—
Common stock, $0.01 par value per share, 1,000,000 shares authorized, 46,132 and 45,723 shares
issued and outstanding at March 31, 2016 and December 31, 2015, respectively	461	458
Additional paid-in capital	1,019,824	1,011,635
Accumulated deficit	(106,053)	(88,808)
Total equity	914,232	923,285
Total liabilities and equity	$1,074,124	$1,079,713

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenues:
Rental income	$20,698	$7,006
Tenant recovery income	7,480	2,299
Other property income	123	191
Total revenues	28,301	9,496
Expenses:
Property operating	5,100	1,722
Real estate taxes	4,517	1,293
General and administrative	4,040	627
Acquisition expenses	2,772	1,165
Depreciation and amortization	12,289	4,187
Total expenses	28,718	8,994
Other income (expense):
Interest expense, net	(1,452)	(701)
Gain on contribution of properties to unconsolidated joint venture	3,341	—
Other (expense) income	(121)	84
Net income (loss)	$1,351	$(115)
Per share information - basic and diluted:
Net income (loss) per share - basic and diluted	$0.03	$(0.00)
Weighted-average common shares outstanding:
Basic and diluted	46,024	25,186

Comprehensive income (loss):
Net income (loss)	$1,351	$(115)
Comprehensive income (loss)	$1,351	$(115)

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(Unaudited)
(In thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at January 1, 2015	22,548	$225	$490,996	$(22,720)	$468,501
Issuance of common stock	6,343	64	157,620	—	157,684
Share repurchases	(3)	—	(291)	—	(291)
Distribution reinvestment plan (“DRIP”)	206	2	4,881	—	4,883
Common distributions declared, $0.40 per share	—	—	—	(10,096)	(10,096)
Offering costs	—	—	(15,710)	—	(15,710)
Net loss	—	—	—	(115)	(115)
Balance at March 31, 2015	29,094	$291	$637,496	$(32,931)	$604,856

Balance at January 1, 2016	45,723	$458	$1,011,635	$(88,808)	$923,285
Share repurchases	—	(1)	(1,516)	—	(1,517)
DRIP	409	4	9,705	—	9,709
Common distributions declared, $0.40 per share	—	—	—	(18,596)	(18,596)
Net income	—	—	—	1,351	1,351
Balance at March 31, 2016	46,132	$461	$1,019,824	$(106,053)	$914,232

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(Unaudited)
(In thousands)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,351	$(115)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,167	4,061
Net amortization of above- and below-market leases	(412)	(230)
Amortization of deferred financing expense	276	209
Gain on sale of properties and disposal of real estate assets	(3,341)	—
Loss on write-off of unamortized tenant allowance, deferred financing expense, capitalized leasing
commission, acquired lease and market debt adjustment	15	—
Change in fair value of derivative liability	5	—
Straight-line rental income	(809)	(273)
Changes in operating assets and liabilities:
Accounts receivable and accounts payable – affiliates	943	437
Other assets	(2,826)	(1,163)
Accounts payable and other liabilities	1,987	567
Net cash provided by operating activities	9,356	3,493
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(93,782)	(81,507)
Capital expenditures	(3,668)	(776)
Change in restricted cash	(210)	(179)
Proceeds after investment in unconsolidated joint venture	87,386	—
Net cash used in investing activities	(10,274)	(82,462)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	157,684
Payment of offering costs	—	(17,727)
Distributions paid, net of DRIP	(8,855)	(4,459)
Repurchases of common stock	(1,883)	(82)
Payments on mortgages and notes payable	(345)	(137)
Payments of deferred financing expenses	(1,192)	(115)
Net cash (used in) provided by financing activities	(12,275)	135,164
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(13,193)	56,195
CASH AND CASH EQUIVALENTS:
Beginning of period	17,359	179,117
End of period	$4,166	$235,312

SUPPLEMENTAL CASH FLOW DISCLOSURE, INCLUDING NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$1,325	$543
Fair value of debt assumed	5,916	9,148
Investment in unconsolidated joint venture	6,888	—
Accrued capital expenditures	3,691	475
Change in offering costs payable to sponsor(s)	—	(2,017)
Change in distributions payable	32	754
Change in accrued share repurchase obligation	(366)	209
Distributions reinvested	9,709	4,883

See notes to consolidated financial statements.

 Phillips Edison Grocery Center REIT II, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1. ORGANIZATION
Phillips Edison Grocery Center REIT II, Inc. (“we,” the “Company,” “our,” or “us”) was formed as a Maryland corporation in June 2013. Substantially all of our business is conducted through Phillips Edison Grocery Center Operating Partnership II, L.P., (the “Operating Partnership”), a Delaware limited partnership formed in June 2013. We are a limited partner of the Operating Partnership, and our wholly owned subsidiary, PE Grocery Center OP GP II LLC, is the sole general partner of the Operating Partnership. We closed our primary offering of shares of common stock on September 15, 2015. We continue to offer up to 55.6 million shares of common stock under our distribution reinvestment plan (the “DRIP”).
Our advisor is Phillips Edison NTR II LLC (“PE-NTR II”), which is directly or indirectly owned by Phillips Edison Limited Partnership (the “Phillips Edison sponsor”). Under the terms of the advisory agreement between PE-NTR II and us (the “PE-NTR II Agreement”), PE-NTR II is responsible for the management of our day-to-day activities and the implementation of our investment strategy. The advisory agreement has a one-year term, but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of the parties and approval of the independent members of our board of directors.
We invest primarily in well-occupied, grocery-anchored neighborhood and community shopping centers having a mix of creditworthy national and regional retailers selling necessity-based goods and services in strong demographic markets throughout the United States. In addition, we may invest in other retail properties including power and lifestyle shopping centers, multi-tenant shopping centers, free-standing single-tenant retail properties, and other real estate or real estate-related assets.
As of March 31, 2016, we wholly-owned fee simple interests in 57 real estate properties acquired from third parties unaffiliated with us or PE-NTR II. In addition, we own a 20% equity interest in a joint venture that owns six real estate properties (see Note 4).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Set forth below is a summary of the significant accounting estimates and policies that management believes are important to the preparation of our consolidated interim financial statements. Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and require the application of significant judgment by management. As a result, these estimates are subject to a degree of uncertainty. There have been no changes to our significant accounting policies during the three months ended March 31, 2016, except for the item discussed below. For a full summary of our accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2016.
Basis of Presentation and Principles of Consolidation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report on Form 10-Q should refer to the audited consolidated financial statements of Phillips Edison Grocery Center REIT II, Inc. for the year ended December 31, 2015, which are included in our 2015 Annual Report on Form 10-K. In the opinion of management, all normal and recurring adjustments necessary for the fair presentation of the unaudited consolidated financial statements for the periods presented have been included in this Quarterly Report. Our results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results expected for the full year.
The accompanying consolidated financial statements include our accounts and those of our majority-owned subsidiaries. All intercompany balances and transactions are eliminated upon consolidation.
Gain on Sale of Assets—We recognize sales of assets only upon the closing of the transaction with the purchaser. We record payments received from purchasers prior to closing as deposits and classify them as other assets on our consolidated balance sheets. We recognize gains (net of any taxes) on assets sold using the full accrual method upon closing if the collectibility of the sales price is reasonably assured, we are not obligated to perform any significant activities after the sale to earn the profit, we have received adequate initial investment from the purchaser, and other profit recognition criteria have been satisfied. We may defer recognition of gains in whole or in part until: (i) the profit is determinable, meaning that the collectibility of the sales price is reasonably assured or the amount that will not be collectible can be estimated; and (ii) the earnings process is virtually complete, meaning that we are not obliged to perform any significant activities after the sale to earn the profit. Gains and losses on transfers of operating properties resulting from the sale of a partial interest in properties to unconsolidated joint ventures are recognized using the partial sale provisions of the within sales guidance of ASC 360-20.

Investment in Unconsolidated Joint Venture—We account for our investment in our unconsolidated joint venture using the equity method of accounting as we exercise significant influence over but do not control this entity. This investment was initially recorded at cost and is subsequently adjusted for contributions made to and distributions received from the joint venture. Earnings for our investment are recognized in accordance with the terms of the applicable joint venture agreement, generally through a pro rata allocation. Under a pro rata allocation, net income or loss is allocated between the partners in the joint venture based on their respective stated ownership percentages.
To recognize the character of distributions from our unconsolidated joint venture, we review the nature of cash distributions received for purposes of determining whether such distributions should be classified as either a return on investment, which would be included in operating activities, or a return of investment, which would be included in investing activities on the consolidated statements of cash flows.
On a periodic basis, management assesses whether there are indicators, including the operating performance of the underlying real estate and general market conditions, that the value of our investment in our unconsolidated joint venture may be impaired. An investment’s value is impaired only if management’s estimate of the fair value of the investment is less than its carrying value and such difference is deemed to be other-than-temporary. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over its estimated fair value.
Management’s estimates of fair value are based upon a discounted cash flow model for each specific investment that includes all estimated cash inflows and outflows over a specified holding period and, where applicable, any estimated debt premiums, capitalization rates, discount rates and credit spreads used in these models are based upon rates we believe to be within a reasonable range of current market rates.
Reclassifications—The following line items on our consolidated balance sheets as of December 31, 2015 were reclassified to conform to the current year presentation:

•	The acquired intangible lease assets balance was separated into Acquired Above-Market Lease Assets and Acquired In-Place Lease Assets,

•	Certain unamortized debt issuance costs were reclassified from Deferred Financing Expense, Net, to Other Assets, Net.
Newly Adopted and Recently Issued Accounting Pronouncements—In April 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-03, Interest - Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). This update amends existing guidance to require the presentation of certain debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. In August 2015, the FASB issued ASU 2015-15: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). This update provides guidance regarding the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. We adopted ASU 2015-03 and ASU 2015-15 on January 1, 2016 and retrospectively applied the guidance for all periods presented. Unamortized debt issuance costs of $1.3 million and $1.4 million are included in Mortgage and Loan Payable, Net as of March 31, 2016 and December 31, 2015, respectively, which were previously included in Deferred Financing Expense, Net in our consolidated balance sheets. The remaining amounts included in Other Assets, Net on our consolidated balance sheets were related to our revolving credit facility. The adoption did not have an impact on our results of operations (see Note 6).
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis to ASC Topic 810 Consolidation. ASU 2015-02 updates to include all reporting entities within the scope of Subtopic 810-10 Consolidation - Overall, including limited partnerships and similar legal entities, unless a scope exception applies. Overall the amendments in this update are to simplify the codification and reduce the number of consolidation models and place more emphasis on risk of loss when determining controlling financial interests. ASU 2015-02 is effective for public businesses for interim and annual periods beginning after December 15, 2015. This ASU is effective beginning in the first quarter of the year ended December 31, 2016. We have evaluated the impact of the adoption of ASU 2015-02 on our consolidated financial statements and have determined under ASU 2015-02 the Operating Partnership is considered a variable interest entity (“VIE”). We are the primary beneficiary of the VIE and our partnership interest is considered a majority voting interest. As such, this standard did not have a material impact on our consolidated financial statements.

The following table provides a brief description of recent accounting pronouncements that could have a material effect on our financial statements:

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU 2014-09, Revenue from Contracts with Customers
This update outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. In 2015, the FASB provided for a one-year deferral of the effective date for ASU 2014-09, making it effective for annual reporting periods beginning after December 15, 2017.
		January 1, 2018	We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.
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
The following describes the methods we use to estimate the fair value of our financial and non-financial assets and liabilities:
Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, and Accounts Payable and Other Liabilities—We consider the carrying values of these financial instruments to approximate fair value because of the short period of time between origination of the instruments and their expected realization. Included in Cash and Cash Equivalents as of March 31, 2016, we had $0.1 million in a money market fund for which we consider the carrying value to approximate fair value based on Level 1 inputs.
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
The following is a summary of discount rates and borrowings as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016	December 31, 2015
Discount rates:
Secured fixed-rate debt	4.40%	3.50%
Borrowings:
Fair value	$89,014	$87,387
Recorded value(1)	88,182	82,720

(1)	Recorded value does not include deferred financing cost of $1.3 million and $1.4 million as of March 31, 2016 and December 31, 2015, respectively.
Derivative Instruments—As of March 31, 2016 and December 31, 2015, we were party to two interest rate swap agreements with a total notional amount of $16.0 million and $16.1 million, respectively. They were assumed as part of two property acquisitions, and are measured at fair value on a recurring basis. The interest rate swap agreements, in effect, fix the variable interest of two of our secured variable-rate mortgage notes at an annual interest rate of 6.0% through July 15, 2018.
The fair values of the interest rate swap agreements as of March 31, 2016 and December 31, 2015 were based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and were determined using interest rate pricing models and interest rate related observable inputs. Although we determined that the significant inputs used to value our derivatives fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of March 31, 2016 and December 31, 2015, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. Our derivative liability is currently recorded as Accounts Payable and Other Liabilities on our consolidated balance sheets. The fair value measurement of our derivative liability as of March 31, 2016 and December 31, 2015 is $1.4 million.
Considerable judgment is necessary to develop estimated fair values of financial and non-financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we did or could actually realize upon disposition of the financial assets and liabilities previously sold or currently held.

4. INVESTMENT IN UNCONSOLIDATED JOINT VENTURE
On March 22, 2016, we entered into a joint venture (the “Joint Venture”) through our indirect wholly-owned subsidiary, PE OP II Value Added Grocery, LLC (“REIT Member”); with a limited partnership (“Investor Member”) affiliated with TPG Real Estate, the real estate platform of the global private investment firm TPG; and with PECO Value Added Grocery Manager, LLC (“PECO Member”), a wholly-owned subsidiary of our Phillips Edison sponsor, and an affiliate of our advisor and property manager, Phillips Edison & Company Ltd. (“Property Manager”). The REIT Member owns a 20% initial equity interest and Investor Member owns an 80% initial equity interest in the Joint Venture. The REIT Member and Investor Member will contribute up to $50 million and $200 million of equity, respectively, to the Joint Venture.
PECO Member will manage and conduct the day-to-day operations and affairs of the Joint Venture. The REIT Member has customary approval rights in respect to major decisions, but does not have the right to cause or prohibit various material transactions. The Joint Venture’s income, losses and distributions will generally be allocated based on the members’ respective ownership interests. Therefore, we account for the joint venture under the equity method. Distributions of net cash are anticipated to be made on a monthly basis, as appropriate. Additional capital contributions in proportion to the members’ respective capital interests in the Joint Venture may be required.
In addition, the REIT Member entered into a Contribution Agreement with Investor Member and the Joint Venture (the “Contribution Agreement”), pursuant to which the REIT Member contributed to the Joint Venture its ownership interests in six grocery-anchored shopping center properties. The contributed properties were valued at approximately $94.3 million. The Joint Venture distributed cash of $87.4 million to the REIT Member, which was net of the REIT Member’s initial investment of $6.9 million. Due to our 20% interest in the Joint Venture, the contribution of the six properties is considered a partial sale. As a result, we deferred 20% of the gain from the contribution, and recognized a net gain of $3.3 million from this transaction.

5. REAL ESTATE ACQUISITIONS
During the three months ended March 31, 2016, we acquired six grocery-anchored retail centers and one strip center adjacent to a previously acquired grocery-anchored retail center for an aggregate purchase price of approximately $101.2 million, including one acquisition with $5.5 million of assumed debt with a fair value of $5.9 million. During the three months ended March 31, 2015, we acquired five grocery-anchored retail centers for an aggregate purchase price of $65.1 million, including one acquisition with $8.8 million of assumed debt with a fair value of $9.1 million. The following tables present certain additional information regarding our acquisitions of properties, which were deemed individually immaterial when acquired but are material in the aggregate.
For the three months ended March 31, 2016 and 2015, we allocated the purchase price of acquisitions to the fair value of the assets acquired and liabilities assumed as follows (in thousands):

	2016	2015
Land and improvements	$25,585	$18,984
Building and improvements	67,862	41,197
Acquired in-place leases	10,107	6,826
Acquired above-market leases	272	407
Acquired below-market leases	(2,608)	(2,337)
Total assets and lease liabilities acquired	101,218	65,077
Fair value of assumed debt at acquisition	5,916	9,148
Net assets acquired	$95,302	$55,929
The weighted-average amortization periods for acquired in-place leases, above-market leases, and below-market leases intangibles acquired during the three months ended March 31, 2016 and 2015 are as follows (in years):

	2016	2015
Acquired in-place leases	14	9
Acquired above-market leases	4	8
Acquired below-market leases	15	18
The amounts recognized for revenues, acquisition expenses, and net loss from each respective acquisition date to March 31, 2016 and 2015 related to the operating activities of our acquisitions are as follows (in thousands):

	2016	2015
Revenues	$1,120	$903
Acquisition expenses	1,751	1,044
Net loss	1,684	1,052
The following unaudited pro forma information summarizes selected financial information from our combined results of operations, as if all of our acquisitions for 2016 and 2015 had been acquired on January 1, 2015. Acquisition expenses related to each respective acquisition are not expected to have a continuing impact and, therefore, have been excluded from these pro forma results. This pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of the period, nor does it purport to represent the results of future operations.

	Three Months Ended March 31,
(in thousands)	2016	2015
Pro forma revenues	$29,594	$10,307
Pro forma net income	3,497	1,126

6. MORTGAGES AND LOANS PAYABLE
The following is a summary of our debt obligations as of March 31, 2016 and December 31, 2015 (in thousands)

	March 31, 2016	December 31, 2015
Fixed-rate mortgages payable(1) (2)	$86,552	$81,398
Deferred financing costs, net(3)	(1,321)	(1,415)
Assumed below-market debt adjustment, net	1,630	1,322
Total	$86,861	$81,305

(1)
Due to the non-recourse nature of our fixed-rate mortgages, the assets and liabilities of the properties are neither available to pay the debts of the consolidated property-holding limited liability companies nor constitute obligations of such consolidated limited liability companies as of March 31, 2016. One of our mortgages has a limited exception which represents a potential $1.0 million obligation in the event of default.

(2)
As of March 31, 2016 and December 31, 2015, the interest rates on $16.0 million and $16.1 million outstanding under two of our variable-rate mortgage notes payable were, in effect, fixed at 6.00% by two interest rate swap agreements, which expire in July 2018 (see Notes 3 and 8).

(3)
Net of accumulated amortization of $0.3 million and $0.2 million as of March 31, 2016 and December 31, 2015, respectively. Accumulated amortization of $1.3 million and $1.1 million were included in Other Assets, Net as of March 31, 2016 and December 31, 2015, respectively.

As of March 31, 2016 and December 31, 2015, the weighted-average interest rate for all of our mortgage and loans payable was 5.55% and 5.60%, respectively.

7. COMMITMENTS AND CONTINGENCIES
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

8. DERIVATIVES AND HEDGING ACTIVITIES
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
Derivatives Not Designated as Hedging Instruments
Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of these derivative instruments are recorded directly in other (expense) income, net and resulted in a loss of $0.1 million for the three months ended March 31, 2016. We had no derivatives outstanding during the three months ended March 31, 2015.
Disclosure of the Effect of Derivative Instruments on the Consolidated Balance Sheets

The fair value of our derivative financial instruments is classified as Accounts Payable and Other Liabilities on the consolidated balance sheets in the amount of $1.4 million as of March 31, 2016 and December 31, 2015.
Credit Risk-Related Contingent Features
We have an agreement with our derivative counterparty that contains a provision where, if we either default or are capable of being declared in default on any of our indebtedness, we could also be declared to be in default on our derivative obligations.
As of March 31, 2016, the fair value of our derivatives was in a liability position including accrued interest, but excluding any adjustment for nonperformance risk related to this agreement. As of March 31, 2016, we have not posted any collateral related to these agreements.

9. EQUITY
On April 14, 2016, our board of directors established an estimated value per share of our common stock of $22.50 based substantially on the estimated market value of our portfolio of real estate properties in various geographic locations in the United States as of March 31, 2016. We engaged a third party, Duff & Phelps LLC, to provide a calculation of the range in estimated value per share of our common stock as of March 31, 2016, which reflected our balance sheet assets and liabilities as of that date.
Distribution Reinvestment Plan—We have adopted the DRIP that allows stockholders to invest distributions in additional shares of our common stock. We continue to offer up to approximately 55.6 million shares of our common stock under the DRIP. Initially, the purchase price per share under the DRIP was $23.75. In accordance with the DRIP, because we established an estimated value per share on April 14, 2016, subsequent to that date, participants acquire shares of common stock through the DRIP at a price of $22.50 per share.
Share Repurchase Program (“SRP”)—Our SRP provides a limited opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations. Initially, shares were repurchased at a price equal to or at a discount from the stockholder’s original purchase prices paid for the shares being repurchased. Effective April 14, 2016, the repurchase price per share for all stockholders is equal to the estimated value per share of $22.50.
Effective May 15, 2016, under our amended SRP, the maximum amount of common stock that we may repurchase at the stockholder’s election during any calendar year is limited, among other things, to 5% of the weighted-average number of shares outstanding during the prior calendar year. The maximum amount is reduced each reporting period by the current year share repurchases to date. In addition, the cash available for repurchases on any particular date is generally limited to the proceeds from the DRIP during the preceding four fiscal quarters, less amounts already used for repurchases since the beginning of that period.
The following table presents the activity of the share repurchase program, excluding amounts accrued for share repurchases as discussed below, for the three months ended March 31, 2016 and 2015 (in thousands, except per share amounts):

	2016	2015
Shares repurchased	78	3
Cost of repurchases	$1,883	$83
Average repurchase price	$24.05	$25.00
We record a liability when we have an obligation to repurchase shares of common stock for which we had received a request as of period end, but the shares had not yet been repurchased. Below is a summary of our obligation to repurchase shares of common stock recorded as a component of Accounts Payable and Other Liabilities on our consolidated balance sheets as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Shares submitted for repurchase	68	78
Liability recorded	$1,514	$1,882
Class B Units—The Operating Partnership issues limited partnership units that are designated as Class B units for asset management services provided by PE-NTR II. The vesting of the Class B units is contingent upon a market condition and service condition. We had outstanding unvested Class B units of 345,331 and 231,809 as of March 31, 2016 and December 31, 2015, respectively.

10. EARNINGS PER SHARE
Earnings per share (“EPS”) is calculated based on the weighted-average number of common shares outstanding during each period. Diluted EPS considers the effect of any potentially dilutive share equivalents for the three months ended March 31, 2016 and 2015. Certain limited partnership units of the Operating Partnership (designated as “Class B units”) are the only potential dilutive securities currently outstanding, as they contain non-forfeitable rights to dividends or dividend equivalents.
There were 345,331 and 53,575 Class B units of the Operating Partnership outstanding as of March 31, 2016 and 2015, respectively. The vesting of the Class B units is contingent upon a market condition and service condition. The satisfaction of the market or service condition was not probable as of March 31, 2016, and, therefore, the Class B units are not included in the calculation of EPS.

11. RELATED PARTY TRANSACTIONS
Economic Dependency—We are dependent on PE-NTR II, the Property Manager, and their respective affiliates for certain services that are essential to us, including asset acquisition and disposition decisions, asset management, operating and leasing of our properties, and other general and administrative responsibilities. In the event that PE-NTR II, the Property Manager and their respective affiliates are unable to provide such services, we would be required to find alternative service providers, which could result in higher costs and expenses.
Advisory Agreement—Pursuant to the PE-NTR II Agreement, PE-NTR II is entitled to specified fees for certain services, including managing our day-to-day activities and implementing our investment strategy. PE-NTR II manages our day-to-day affairs and our portfolio of real estate investments subject to the board’s supervision. Expenses are reimbursed to PE-NTR II based on amounts incurred on our behalf by PE-NTR II.
Prior to December 3, 2015, our advisor was American Realty Capital PECO II Advisors, LLC (“ARC”). On November 2, 2015, the conflicts committee of our board of directors made the decision to terminate the former advisory agreement with ARC, effective as of December 3, 2015. Pursuant to the former advisory agreement, ARC was entitled to specified fees for certain services, including managing our day-to-day activities and implementing our investment strategy. ARC had entered into a sub-advisory agreement with PE-NTR II, who managed our day-to-day affairs and our portfolio of real estate investments on behalf of ARC, subject to the board’s supervision and with the condition that certain major decisions required the consent of both ARC and PE-NTR II. The expenses reimbursed to ARC and PE-NTR II were reimbursed in proportion to the amount of expenses incurred on our behalf by ARC and PE-NTR II, respectively.
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
Summarized below are the cumulative organization and offering costs charged by and the cumulative costs reimbursed to ARC, PE-NTR II and their affiliates as of March 31, 2016 and December 31, 2015, and any related amounts reimbursable to us as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Total organization and offering costs charged	$18,081	$18,081
Total organization and offering costs reimbursed	18,682	19,020
Total organization and offering costs receivable	$(601)	$(939)
Acquisition Fee—We paid ARC under the former advisory agreement, and we pay PE-NTR II under the PE-NTR II Agreement, an acquisition fee related to services provided in connection with the selection and purchase or origination of real estate and real estate-related investments. The acquisition fee is equal to 1.0% of the contract purchase price of each property we acquire, including acquisition or origination expenses and any debt attributable to such investments.
Acquisition Expenses—We reimburse PE-NTR II for expenses actually incurred related to selecting, evaluating, and acquiring assets on our behalf. During the three months ended March 31, 2016 and 2015, we reimbursed PE-NTR II for personnel costs related to due diligence services for assets we acquired during the period.
Asset Management Subordinated Participation—Within 60 days after the end of each calendar quarter (subject to the approval of our board of directors), we will pay an asset management subordinated participation by issuing a number of restricted operating partnership units designated as Class B Units to PE-NTR II and ARC equal to: (i) 0.25% multiplied by (a) prior to the date on which we calculate an estimated net asset value (“NAV”) per share, the cost of assets and (b) on and after the date on which we calculate an estimated NAV per share, the lower of the cost of assets and the applicable quarterly NAV divided by (ii)

(a) prior to the date on which we calculate an estimated NAV per share, the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the primary offering price minus selling commissions and dealer manager fees) and (b) on and after the date on which we calculate an estimated NAV per share, the per share NAV. Our board of directors established an estimated NAV per share of $22.50 on April 14, 2016.
PE-NTR II and ARC are entitled to receive distributions on the vested and unvested Class B units they receive in connection with their asset management subordinated participation at the same rate as distributions are paid to common stockholders. Such distributions are in addition to the incentive fees that PE-NTR II and ARC and their affiliates may receive from us. During the three months ended March 31, 2016, the Operating Partnership issued 113,522 Class B units to PE-NTR II and ARC under the advisory agreement for the asset management services performed during the period from October 1, 2015 to December 31, 2015. These Class B units will not vest until an economic hurdle has been met. PE-NTR II or one of its affiliates must continue to provide advisory services through the date that such economic hurdle is met. The economic hurdle will be met when the value of the Operating Partnership’s assets plus all distributions made equal or exceed the total amount of capital contributed by investors plus a 6.0% cumulative, pre-tax, non-compounded annual return thereon.
Under the PE-NTR II Agreement, beginning in January 2016, the asset management fee remained at 1.0% of the cost of our assets, but is paid 80% in cash and 20% in Class B units of the Operating Partnership instead of entirely in Class B units. The cash portion of the asset management fee is paid on a monthly basis in arrears at the rate of 0.06667% multiplied by the cost of our assets as of the last day of the preceding monthly period. Under the first amendment to the Operating Partnership’s amended and restated agreement of limited partnership, until we establish an estimated NAV, the Class B units portion of the asset management fee will be based on the rate of 0.05% multiplied by the cost of our assets. After we establish an estimated NAV, which occurred on April 14, 2016, the Class B units portion of the asset management fee will be based on the rate of 0.05% multiplied by the lower of the cost of our assets and our estimated NAV. The Class B units continue to be issued quarterly in arrears and remain subject to existing forfeiture provisions.
Financing Coordination Fee—We paid PE-NTR II and ARC under the former advisory agreement a financing fee equal to 0.75% of all amounts made available under any loan or line of credit in connection with the origination or refinancing of any debt that we obtain and use to finance properties or other permitted investments. As of January 1, 2016, we no longer pay this fee.
Disposition Fee—We pay PE-NTR II under the PE-NTR II Agreement, and we paid ARC under the former advisory agreement, for substantial assistance in connection with the sale of properties or other investments up to the lesser of: (i) 2.0% of the contract sales price of each property or other investment sold; or (ii) one-half of the total brokerage commissions paid if a non-affiliated broker is also involved in the sale, provided that total real estate commissions paid (to PE-NTR II and others) in connection with the sale may not exceed the lesser of a competitive real estate commission or 6.0% of the contract sales price. The conflicts committee of our board of directors will determine whether PE-NTR II has provided substantial assistance to us in connection with the sale of an asset. Substantial assistance in connection with the sale of a property includes preparation of an investment package for the property (including an investment analysis, rent rolls, tenant information regarding credit, a property title report, an environmental report, a structural report and exhibits) or such other substantial services performed by PE-NTR II in connection with a sale.
General and Administrative Expenses—As of March 31, 2016 and December 31, 2015, we owed either PE-NTR II or ARC and their affiliates $14,000 and $18,000, respectively, for general and administrative expenses paid on our behalf.
Summarized below are the fees earned by and the expenses reimbursable to ARC and PE-NTR II, except for organization and offering costs and general and administrative expenses, which we disclose above (in thousands):

	Three Months Ended		Unpaid Amount as of
	March 31,		March 31,	December 31,
	2016	2015	2016	2015
Acquisition fees(1)	$1,009	$650	$—	$—
Acquisition expenses(1)	208	84	—	1
Asset management fees(2)	2,116	—	585	—
Class B unit distribution(3)	217	9	170	16
Financing coordination fees(4)	—	66	—	—
Total	$3,550	$809	$755	$17

(1)	The acquisition fees and expenses are presented as Acquisition Expenses on the consolidated statements of operations.

(2)	The asset management fees are presented as General and Administrative on the consolidated statements of operations.

(3)
Represents the distributions paid to PE-NTR II and ARC as holders of Class B units of the Operating Partnership and is presented as General and Administrative on the consolidated statements of operations.

(4)
Financing fees were presented as Other Assets or Mortgage and Loan Payable, Net, on the consolidated balance sheets and amortized over the term of the related loan. As of January 1, 2016, we are no longer required to pay financing fees.

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
Property Management Fee—We pay to the Property Manager in monthly property management fees of 4.0% of the monthly gross cash receipts from the properties managed by the Property Manager.
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

Summarized below are the fees earned by and the expenses reimbursable to the Property Manager for the three months ended March 31, 2016 and 2015 and any related amounts unpaid as of March 31, 2016 and December 31, 2015 (in thousands):

	Three Months Ended		Unpaid Amount as of
	March 31,		March 31,	December 31,
	2016	2015	2016	2015
Property management fees(1)	$992	$330	$422	$307
Leasing commissions(2)	824	422	480	86
Construction management fees(2)	149	20	62	68
Other fees and reimbursements(3)	867	250	399	1,157
Total	$2,832	$1,022	$1,363	$1,618

(1)	The property management fees are included in Property Operating on the consolidated statements of operations.

(2)
Leasing commissions paid for leases with terms less than one year are expensed immediately and included in Depreciation and Amortization on the consolidated statements of operations. Leasing commissions paid for leases with terms greater than one year and construction management fees are capitalized and amortized over the life of the related leases or assets.

(3)	Other fees and reimbursements are included in Property Operating and General and Administrative on the consolidated statements of operations based on the nature of the expense.
Dealer Manager—The dealer manager for our initial public offering was Realty Capital Securities, LLC (the “Dealer Manager”). The Dealer Manager is a member firm of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and was organized on August 29, 2007. The Dealer Manager is under common control with ARC and provides certain sales, promotional and marketing services in connection with the distribution of the shares of common stock offered under our offering. Excluding shares sold pursuant to the “friends and family” program, the Dealer Manager was generally paid a sales commission equal to 7.0% of the gross proceeds from the sale of shares of the common stock sold in the primary offering and a dealer manager fee equal to 3.0% of the gross proceeds from the sale of shares of the common stock sold in the primary offering.
The Dealer Manager typically reallowed 100% of the selling commissions and a portion of the dealer manager fee to participating broker-dealers. Alternatively, a participating broker-dealer could elect to receive a commission based upon the proceeds from the sale of shares by such participating broker-dealer, with a portion of such fee being paid at the time of such sale and the remaining amounts paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale, in which event, a portion of the dealer manager fee could be reallowed such that the combined selling commission and dealer manager fee did not exceed 10% of the gross proceeds of our primary offering. The dealer manager agreement terminated upon termination of the initial public offering.
Prior to February 2016, we utilized transfer agent services provided by an affiliate of the Dealer Manager. Fees incurred from this transfer agent represented amounts paid by PE-NTR II to the affiliate of the Dealer Manager for such services. We reimbursed PE-NTR II for these fees through the payment of organization and offering costs. The transfer agent ceased services and the agreement was terminated in connection with the bankruptcy of the transfer agent and its parent company. The following table details total selling commissions, dealer manager fees, and service fees paid to the Dealer Manager and its affiliate related to the sale of common stock for the three months ended March 31, 2016 and 2015 and any related amounts unpaid, which are included as a component of total unpaid organization and offering costs, as of March 31, 2016 and December 31, 2015 (in thousands):

	Three Months Ended		Unpaid Amount as of
	March 31,		March 31,	December 31,
	2016	2015	2016	2015
Total commissions and fees incurred from Dealer Manager	$—	$14,951	$—	$—
Transfer agent fees incurred related to offering costs	—	200	—	150
Other fees incurred from transfer agent	140	—	560	420
Share Purchases by PE-NTR II and AR Capital sponsor—PE-NTR II made an initial investment in us through the purchase of 8,888 shares of our common stock and may not sell any of these shares while serving as our advisor. AR Capital LLC, which is under common control with ARC, also purchased 17,778 shares of our common stock. PE-NTR II and AR Capital LLC purchased shares at a purchase price of $22.50 per share, reflecting no dealer manager fee or selling commissions paid on such shares.

12. OPERATING LEASES
The terms and expirations of our operating leases with our tenants vary. The lease agreements frequently contain options to extend the terms of leases and other terms and conditions as negotiated. We retain substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.
Approximate future rentals to be received under non-cancelable operating leases in effect at March 31, 2016, assuming no new or renegotiated leases or option extensions on lease agreements, are as follows (in thousands):

Year	Amount
April 1 to December 31, 2016	$55,444
2017	68,852
2018	62,339
2019	54,215
2020	45,497
2021 and thereafter	202,697
Total	$489,044
No single tenant comprised 10% or more of our aggregate annualized effective rent (“AER”) as of March 31, 2016. As of March 31, 2016, our real estate investments in Florida represented 20.1% of our AER. As a result, the geographic concentration of our portfolio makes it susceptible to adverse economic developments in the Florida real estate market.

13. SUBSEQUENT EVENTS
Distributions to Stockholders
Distributions equal to a daily amount of $0.00443989 per share of common stock outstanding were paid subsequent to March 31, 2016 to the stockholders of record from March 1, 2016 through April 30, 2016 as follows (in thousands):

Distribution Period	Date Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through the DRIP	Net Cash Distribution
March 1, 2016 through March 31, 2016	4/1/2016	$6,350	$3,259	$3,091
April 1, 2016 through April 30, 2016	5/2/2016	6,154	3,132	3,022
In March 2016, our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing May 1, 2016 through May 31, 2016. The authorized distributions equal an amount of $0.00443989 per share of common stock.
Acquisitions
Subsequent to March 31, 2016, we acquired the following properties (dollars in thousands):

Property Name	Location	Anchor Tenant	Acquisition Date	Purchase Price	Square Footage	Leased % of Rentable Square Feet at Acquisition
Bloomingdale Hills	Riverview, FL	Walmart	4/4/2016	$9,200	78,442	95.4%
Bartow Marketplace	Cartersville, GA	Walmart	4/8/2016	34,800	375,067	99.2%
University Plaza	Amherst, NY	Tops Markets	4/8/2016	13,650	165,277	95.2%
Stone Gate Plaza	Crowley, TX	Kroger	4/15/2016	12,700	90,643	96.0%
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
Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual conditions, our ability to accurately anticipate results expressed in such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A in Part II of this Form 10-Q and Item 1A in Part I of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 3, 2016, for a discussion of some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause actual results to differ materially from those presented in our forward-looking statements.

Overview
Organization
The Company was formed as a Maryland corporation in June 2013 and elected to be taxed as a real estate investment trust (“REIT”) commencing with the taxable year ended December 31, 2014. Our advisor is Phillips Edison NTR II LLC (“PE-NTR II”), which is directly or indirectly owned by Phillips Edison Limited Partnership. Under the terms of the advisory agreement between PE-NTR II and us, PE-NTR II is responsible for the management of our day-to-day activities and the implementation of our investment strategy.
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

Portfolio
Below are statistical highlights of our portfolio’s activities from inception to date and for the properties acquired during the three months ended March 31, 2016, excluding any properties in our unconsolidated joint venture:

		Property Acquisitions
	Cumulative	During the
	Portfolio through	Three Months Ended
	March 31, 2016	March 31, 2016(1)
Number of wholly-owned properties	57	6
Number of states	19	5
Weighted-average capitalization rate(2)	6.4%	6.2%
Weighted-average capitalization rate with straight-line rent(3)	6.7%	6.4%
Total square feet (in thousands)	6,734	519
Leased % of rentable square feet	94.4%	91.8%
Average remaining lease term in years(4)	6.3	6.2

(1)	Included in the total square feet is additional space acquired in a previously owned center.

(2)
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

(4)	As of March 31, 2016. The average remaining lease term in years excludes future options to extend the term of the lease.
Lease Expirations
The following table lists, on an aggregate basis, all of the scheduled lease expirations after March 31, 2016 over each of the ten years ending December 31, 2016 and thereafter for our 57 shopping centers. The table shows the approximate rentable square feet and annualized effective rent (“AER”) represented by the applicable lease expirations (dollars and square feet in thousands):

Year	Number of Expiring Leases	Leased Rentable Square Feet Expiring	% of Leased Rentable Square Feet Expiring	AER(1)	% of AER
April 1 to December 31, 2016 (2)	120	359	5.6%	$4,939	6.5%
2017	143	535	8.3%	6,985	9.2%
2018	157	568	8.8%	7,947	10.4%
2019	130	724	11.3%	8,741	11.5%
2020	141	791	12.3%	9,278	12.2%
2021	75	729	11.3%	7,205	9.5%
2022	35	254	4.0%	3,151	4.1%
2023	28	394	6.1%	3,596	4.7%
2024	31	233	3.7%	2,830	3.8%
2025	46	396	6.2%	5,993	7.9%
Thereafter	67	1,439	22.4%	15,562	20.2%
	973	6,422	100.0%	$76,227	100.0%

(1)	We calculate AER as monthly contractual rent as of March 31, 2016 multiplied by 12 months, less any tenant concessions.

(2)	Subsequent to March 31, 2016, we renewed 11 of the 120 leases expiring in 2016, which accounts for 37.7 thousand total square feet and total AER of $0.6 million.
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
The following table presents the composition of our portfolio by tenant type as of March 31, 2016 (dollars and square feet in thousands):

Tenant Type	Leased Square Feet	% of Leased Square Feet	AER(1)	% of AER
Grocery anchor	3,455	53.8%	$30,411	39.9%
National and regional(2)	1,846	28.7%	26,535	34.8%
Local	1,121	17.5%	19,281	25.3%
	6,422	100.0%	$76,227	100.0%

(1)	We calculate AER as monthly contractual rent as of March 31, 2016 multiplied by 12 months, less any tenant concessions.

(2)	We define national tenants as those that operate in at least three states. Regional tenants are defined as those that have at least three locations.

The following table presents the composition of our portfolio by tenant industry as of March 31, 2016 (dollars and square feet in thousands):

Tenant Industry	Leased Square Feet	% of Leased Square Feet	AER(1)	% of AER
Grocery	3,455	53.8%	$30,411	39.9%
Retail Stores(2)	1,274	19.8%	14,662	19.2%
Services(2)	1,081	16.8%	19,061	25.0%
Restaurant	612	9.6%	12,093	15.9%
	6,422	100.0%	$76,227	100.0%

(1)	We calculate AER as monthly contractual rent as of March 31, 2016 multiplied by 12 months, less any tenant concessions.

(2)	We define retail stores as those that primarily sell goods, while services tenants primarily sell non-goods services.

The following table presents our grocery-anchor tenants by the amount of square footage leased by each tenant as of March 31, 2016 (in thousands, except number of locations):

Tenant	Number of Locations(1)	Leased Square Feet	% of Leased Square Feet	AER(2)	% of AER
Publix	14	648	10.1%	$5,989	7.9%
Walmart	4	583	9.1%	4,051	5.3%
Albertsons-Safeway	7	405	6.3%	3,745	4.9%
Kroger	5	291	4.5%	1,311	1.7%
Giant Eagle	4	274	4.3%	2,669	3.5%
Ahold USA	3	193	3.0%	2,952	3.9%
Price Chopper	2	136	2.1%	1,094	1.4%
SuperValu	2	136	2.1%	1,089	1.4%
Schnucks	2	127	2.0%	1,028	1.3%
Save Mart	2	109	1.7%	827	1.1%
Marc’s	2	84	1.3%	766	1.0%
Festival Foods	1	71	1.1%	566	0.7%
BJ’s Wholesale Club	1	68	1.1%	494	0.6%
Raley’s	1	60	0.9%	240	0.3%
Food 4 Less	1	60	0.9%	995	1.3%
Sprouts Farmers Market	2	55	0.8%	920	1.2%
Winn Dixie	1	47	0.7%	302	0.4%
Big Y	1	39	0.6%	621	0.8%
Lunds	1	38	0.6%	153	0.3%
The Fresh Market	1	18	0.3%	260	0.4%
Trader Joe’s	1	13	0.3%	339	0.5%
	58	3,455	53.8%	$30,411	39.9%

(1)
Number of locations (a) excludes auxiliary leases with grocery anchors such as fuel stations, pharmacies, and liquor stores, of which there were 13 as of March 31, 2016 and (b) includes one location where two grocers operate.

(2)	We calculate AER as monthly contractual rent as of March 31, 2016 multiplied by 12 months, less any tenant concessions.

Results of Operations
Summary of Operating Activities for the Three Months Ended March 31, 2016 and 2015

(In thousands, except per share amounts)			Favorable (Unfavorable) Change
	2016	2015	Change	Non-Same-Center	Same-Center
Operating Data:
Total revenues	$28,301	$9,496	$18,805	$18,116	$689
Property operating expenses	(5,100)	(1,722)	(3,378)	(3,426)	48
Real estate tax expenses	(4,517)	(1,293)	(3,224)	(2,950)	(274)
General and administrative expenses	(4,040)	(627)	(3,413)	(3,468)	55
Acquisition expenses	(2,772)	(1,165)	(1,607)	(1,620)	13
Depreciation and amortization	(12,289)	(4,187)	(8,102)	(7,955)	(147)
Interest expense, net	(1,452)	(701)	(751)	(759)	8
Gain on contribution of properties to unconsolidated joint venture	3,341	—	3,341	3,341	—
Other (expense) income	(121)	84	(205)	(205)	—
Net income (loss) attributable to stockholders	$1,351	$(115)	$1,466	$1,074	$392

Net income (loss) per share—basic and diluted	$0.03	$(0.00)	$0.03
The Same-Center column above includes the 20 properties that were owned and operational prior to January 1, 2015. The Non-Same-Center column includes properties that were acquired after January 1, 2015, in addition to corporate-level income and expenses. In this section, we primarily explain fluctuations in activity shown in the Same-Center column as well as any notable fluctuations in the Non-Same-Center column related to corporate-level activity. We owned 57 properties as of March 31, 2016, and 25 properties as of March 31, 2015. This excludes properties owned in our unconsolidated joint venture. Unless otherwise discussed below, year-over-year comparative differences for the three months ended March 31, 2016 and 2015, are almost entirely attributable to the number of properties owned and the length of ownership of these properties.
Total revenues—Although most of the $18.8 million increase in total revenue is related to the acquisition of 43 properties in 2015 and 2016, we have also entered into new leases and increased our rent per square foot on lease renewals, as provided in the leasing activity table below.
General and administrative expenses—The $3.4 million increase in general and administrative expenses was primarily attributable to an increase of $2.3 million in asset management fees, largely as a result of the change to our advisory fee structure as of January 1, 2016. Previously, the asset management fee had been deferred via the issuance of Class B units, which did not result in the recognition of expense under GAAP. The asset management fee percentage did not increase; however, 80% is now paid through cash and therefore recognized as expense under GAAP with 20% remaining as Class B issuance. In addition, we had an increase of $0.4 million in legal fees and an increase of $0.7 million in other third-party professional fees.
Other income, net—The $0.2 million increase in other income was primarily comprised of a gain of $3.3 million on the contributions of six properties to the Joint Venture, offset by a loss of $0.1 million on our derivative contracts and other miscellaneous expenses.

Leasing Activity
Below is a summary of leasing activity for the three months ended March 31, 2016 and 2015:

	Total Deals		Inline Deals(1)
	2016	2015	2016	2015
New leases:
Number of leases	23	13	23	12
Square footage (in thousands)	45	42	45	22
First-year base rental revenue (in thousands)	$860	$499	$860	$340
Average rent per square foot (“PSF”)	$19.03	$11.74	$19.03	$15.28
Average cost PSF of executing new leases(2)	$36.39	$20.49	$36.39	$33.69
Weighted average lease term (in years)	8.9	6.4	9.0	6.1
Renewals and options:
Number of leases	27	10	26	9
Square footage (in thousands)	78	69	44	20
Retention Rate	85.1%	89.0%	85.1%	89.0%
First-year base rental revenue (in thousands)	$1,123	$790	$985	$426
Average rent PSF	$14.43	$11.45	$22.54	$20.81
Average rent PSF prior to renewals	$12.90	$10.57	$20.12	$17.87
Percentage increase in average rent PSF	11.9%	8.3%	12.0%	16.5%
Average cost PSF of executing renewals and options(2)	$6.48	$2.12	$5.98	$4.34
Weighted average lease term (in years)	6.5	5.4	6.2	6.3

(1)	We consider an inline deal to be a lease for less than 10,000 share feet of general leasable area.

(2)	The cost of executing new leases, renewals, and options includes leasing commissions, tenant improvement costs, and tenant concessions.

Non-GAAP Measures
Same-Center Net Operating Income
We present Same-Center Net Operating Income (“Same-Center NOI”) as a supplemental measure of our performance. We define Net Operating Income (“NOI”) as total operating revenues less property operating expenses, real estate taxes, and non-cash revenue items. Same-Center NOI represents the NOI for the 20 properties that were operational for the entire portion of both comparable reporting periods and that were not acquired during or subsequent to the comparable reporting periods. The six properties that were contributed to the unconsolidated joint venture were not included in the Same-Center presentation. We believe that NOI and Same-Center NOI provide useful information to our investors about our financial and operating performance because each provides a performance measure of the revenues and expenses directly involved in owning and operating real estate assets and provides a perspective not immediately apparent from net income. Because Same-Center NOI excludes the change in NOI from properties acquired after December 31, 2014, it highlights operating trends such as occupancy levels, rental rates, and operating costs on properties that were operational for both comparable periods. Other REITs may use different methodologies for calculating Same-Center NOI, and accordingly, our Same-Center NOI may not be comparable to other REITs.
Same-Center NOI should not be viewed as an alternative measure of our financial performance since it does not reflect the operations of our entire portfolio, nor does it reflect the impact of general and administrative expenses, acquisition expenses, interest expense, depreciation and amortization, other income, or the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties that could materially impact our results from operations.

The table below is a comparison of the Same-Center NOI for the three months ended March 31, 2016 to the three months ended March 31, 2015 (in thousands):

	2016	2015	$ Change	% Change
Revenues:
Rental income(1)	$6,301	$5,906	$395
Tenant recovery income	2,497	2,033	464
Other property income	54	193	(139)
Total	8,852	8,132	720	8.9%
Operating expenses:
Property operating expenses	1,546	1,594	(48)
Real estate taxes	1,380	1,106	274
Total	2,926	2,700	226	8.4%
Total Same-Center NOI	$5,926	$5,432	$494	9.1%

(1)	Excludes straight-line rental income and the net amortization of above- and below-market leases.
Same-Center NOI increased $0.5 million, or 9.1%, for the three months ended March 31, 2016, as compared to the same period in 2015. This positive growth was primarily due to a $0.06 increase in minimum rent per square foot, an improvement in occupancy of 0.3%, and an improvement in the tenant recovery rate.
Below is a reconciliation of net income (loss) to Same-Center NOI for the three months ended March 31, 2016 and 2015 (in thousands):

	2016	2015
Net income (loss)	$1,351	$(115)
Adjusted to exclude:
Interest expense, net	1,452	701
Gain on contribution of properties to unconsolidated joint venture	(3,341)	—
Other income (expense), net	121	(84)
General and administrative expenses	4,040	627
Acquisition expenses	2,772	1,165
Depreciation and amortization	12,289	4,187
Net amortization of above- and below-market leases	(412)	(230)
Straight-line rental income	(809)	(273)
NOI	17,463	5,978
Less: NOI from centers excluded from Same-Center	(11,537)	(546)
Total Same-Center NOI	$5,926	$5,432
Funds from Operations and Modified Funds from Operations
Funds from operations (“FFO”) is a non-GAAP performance financial measure that is widely recognized as a measure of REIT operating performance. We use FFO as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) to be net income (loss), computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of depreciable real estate property (including deemed sales and settlements of pre-existing relationships), plus depreciation and amortization on real estate assets and impairment charges, and after related adjustments for unconsolidated partnerships, joint ventures and noncontrolling interests. We believe that FFO is helpful to our investors and our management as a measure of operating performance because it, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which are not immediately apparent from net income.
Since the definition of FFO was promulgated by NAREIT, GAAP has expanded to include several new accounting pronouncements, such that management and many investors and analysts have considered the presentation of FFO alone to be insufficient. Accordingly, in addition to FFO, we use modified funds from operations (“MFFO”), which excludes from FFO the following items:

•	acquisition fees and expenses;

•	straight-line rent amounts, both income and expense;

•	amortization of above- or below-market intangible lease assets and liabilities;

•	amortization of discounts and premiums on debt investments;

•	gains or losses from the early extinguishment of debt;

•	gains or losses on the extinguishment of derivatives, except where the trading of such instruments is a fundamental attribute of our operations;

•	gains or losses related to fair-value adjustments for derivatives not qualifying for hedge accounting;

•	gains or losses related to consolidation from, or deconsolidation to, equity accounting;

•	gains or losses related to contingent purchase price adjustments; and

•	adjustments related to the above items for unconsolidated entities in the application of equity accounting.
We believe that MFFO is helpful in assisting management and investors with the assessment of the sustainability of operating performance in future periods and, in particular, after our acquisition stage is complete, because MFFO excludes acquisition expenses that affect operations only in the period in which the property is acquired. Thus, MFFO provides helpful information relevant to evaluating our operating performance in periods in which there is no acquisition activity.
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

Neither FFO nor MFFO should be considered as an alternative to net income (loss) or income (loss) from continuing operations under GAAP, nor as an indication of our liquidity, nor is either of these measures indicative of funds available to fund our cash needs, including our ability to fund distributions. MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate our business plan in the manner currently contemplated.
Accordingly, FFO and MFFO should be reviewed in connection with other GAAP measurements. FFO and MFFO should not be viewed as more prominent measures of performance than our net income or cash flows from operations prepared in accordance with GAAP. Our FFO and MFFO as presented may not be comparable to amounts calculated by other REITs.
The following section presents our calculation of FFO and MFFO and provides additional information related to our operations. As a result of the timing of the commencement of our initial public offering and our active real estate operations, FFO and MFFO are not relevant to a discussion comparing operations for the periods presented. We expect revenues and expenses to increase in future periods as we use our offering proceeds to acquire additional investments.
FFO AND MFFO
FOR THE PERIODS ENDED MARCH 31, 2016 AND 2015
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Calculation of FFO
Net Income (loss)	$1,351	$(115)
Adjustments:
Depreciation and amortization of real estate assets	12,289	4,187
Gain on contribution of properties to unconsolidated joint venture	(3,341)	—
FFO	$10,299	$4,072
Calculation of MFFO
FFO	$10,299	$4,072
Adjustments:
Acquisition expenses	2,772	1,165
Net amortization of above- and below-market leases	(412)	(230)
Straight-line rental income	(809)	(273)
Amortization of market debt adjustment	(110)	(123)
Change in fair value of derivatives	5	—
MFFO attributable to common stockholders	$11,745	$4,611

Weighted-average common shares outstanding - basic and diluted	46,024	25,186
Net income (loss) per share - basic and diluted	$0.03	$(0.00)
FFO per share - basic and diluted	$0.22	$0.16
MFFO per share - basic and diluted	$0.26	$0.18
Liquidity and Capital Resources
General
Our principal cash demands are for real estate and real estate-related investments, payment of acquisition expenses, capital expenditures, operating expenses, distributions to stockholders, and principal and interest on our outstanding indebtedness. Generally, we expect cash needed for items other than acquisitions and acquisition expenses to be generated from operations. As of March 31, 2016, we had invested all of the proceeds from our initial public offering in real estate properties; however, we anticipate making additional investments using proceeds from additional debt.
As of March 31, 2016, we had cash and cash equivalents of approximately $4.2 million. During the three months ended March 31, 2016, we had a net cash decrease of approximately $13.2 million.
Short-term Liquidity and Capital Resources
We expect to meet our short-term liquidity requirements through existing cash on hand, operating cash flows, and proceeds from secured and unsecured debt financings, including borrowings on our revolving credit facility. Operating cash flows are expected to increase as additional properties are added to our portfolio.
As of March 31, 2016, we had $86.6 million of contractual debt obligations, representing mortgage loans secured by our real estate assets, excluding below-market debt adjustments of $1.6 million and deferred debt issuance costs of $1.3 million. As these mature, we intend to refinance our debt obligations, if possible, or pay off the balances at maturity using proceeds from operations and/or corporate-level debt. Of the amount outstanding at March 31, 2016, $1.1 million was for loans which mature in 2016.
We offer a share repurchase program (“SRP”) that provides a limited opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations. Effective as of May 15, 2016, the cash available for repurchases on any particular date is generally limited to the proceeds from the DRIP during the preceding four fiscal quarters, less amounts already used for repurchases since the beginning of that period. During the three months ended March 31, 2016, we repurchased $1.9 million of common stock.
Distributions for the three months ended March 31, 2016 and 2015 were accrued at an average daily rate of $0.00443989 and $0.00445205 per share of common stock, respectively.

Activity related to distributions to our stockholders for the three months ended March 31, 2016 is as follows (in thousands):

Three Months Ended March 31, 2016
Gross distributions paid	$18,564
Distributions reinvested through DRIP	9,709
Net cash distributions	8,855
Net income	1,351
Net cash provided by operating activities	9,356
FFO(1)	10,299
(1) See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures - Funds from Operations and Modified Funds from Operations” for the definition of FFO, information regarding why we present FFO, as well as for a reconciliation of this non-GAAP financial measure to net income (loss).
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
In March 2016, we entered into a joint venture agreement under which we will contribute up to $50 million of equity. As of March 31, 2016, we had contributed six properties with a fair value of approximately $94.3 million and had made a net contribution of $6.9 million after receiving proceeds of $87.4 million in cash.
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for real estate and real estate-related investments, payment of acquisition expenses, capital expenditures, operating expenses, distributions and redemptions to stockholders, and interest and principal on indebtedness. Generally, we expect to meet cash needs for items other than acquisitions and acquisition expenses from our cash flows from operations, and we expect to meet cash needs for acquisitions and acquisition expenses from the net proceeds of our initial public offering and from debt financings, including our revolving credit facility. As they mature, we intend to refinance our long-term debt obligations if possible, or pay off the balances at maturity using proceeds from operations and/or other corporate-level debt. We expect that substantially all net cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are funded; however, we have and may continue to use other sources to fund distributions as necessary, including borrowings.
As of March 31, 2016, our debt to total enterprise value was 7.4%. Debt to total enterprise value is calculated as net debt (total debt, excluding below-market debt adjustments and deferred financing costs, less cash and cash equivalents) as a percentage of enterprise value (equity value, calculated as total common shares outstanding multiplied by the estimated value per share of $22.50, plus net debt).

The table below summarizes our consolidated indebtedness at March 31, 2016 (dollars in thousands):

	Principal Amount at	Weighted-Average	Weighted-Average
Debt(1)	March 31, 2016	Interest Rate	Years to Maturity
Fixed-rate mortgages payable(2)	$86,552	5.55%	6.4

(1)	The debt maturity table does not include any below-market debt adjustment and deferred financing expense, of which $1.6 million and $1.3 million was outstanding as of March 31, 2016, respectively.

(2)
Currently all of our fixed-rate debt represents loans assumed as part of acquisitions. These loans typically have higher interest rates than interest rates associated with new debt. As of March 31, 2016, the interest rates on $16.0 million outstanding under two of our variable-rate mortgage notes payables were, in effect, fixed at 6.0% by two interest rate swap agreements expiring in July 2018 (see Notes 3 and 8).

As of March 31, 2016, we had access to a revolving line of credit under our credit facility, which has a borrowing capacity of up to $350 million, defined by the terms of the credit facility. Our credit facility may be expanded up to $700 million, from which we may draw funds to pay certain long-term debt obligations as they mature, acquire properties, or pay operating costs and expenses. There were no outstanding borrowings under this facility as of March 31, 2016.

Contractual Commitments and Contingencies
Our contractual obligations as of March 31, 2016, were as follows (in thousands):

	Payments due by period
	Total	2016	2017	2018	2019	2020	Thereafter
Long-term debt obligations - principal payments	$86,552	$1,124	$22,066	$24,555	$957	$1,003	$36,847
Long-term debt obligations - interest payments	22,202	3,596	3,928	2,877	1,968	1,922	7,911
Total	$108,754	$4,720	$25,994	$27,432	$2,925	$2,925	$44,758
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
As of March 31, 2016, we were in compliance with all restrictions and covenants of our outstanding debt obligations. We expect to continue to meet the requirements of our debt covenants over the short- and long-term.
Critical Accounting Policies
There have been no changes to our critical accounting policies during the three months ended March 31, 2016. For a summary of our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 3, 2016.
Refer to Note 2 to our consolidated financial statements in this report for discussion of the impact of newly adopted and recently issued accounting pronouncements.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk
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
As of March 31, 2016, we were party to two interest rate swap agreements that, in effect, fixed the variable interest rate on $16.0 million of two of our secured variable-rate mortgage notes at 6.0%. We had no additional variable-rate debt outstanding and no additional exposure to interest rate changes as of March 31, 2016.
As the information presented above includes only those exposures that exist as of March 31, 2016, it does not consider those exposures or positions that could arise after that date. Hence, the information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
We do not have any foreign operations, and thus we are not exposed to foreign currency fluctuations.

Item 4.         Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2016. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2016.
Internal Control Changes
During the quarter ended March 31, 2016, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
For the three months ended March 31, 2016, we paid gross distributions to our common stockholders of $18.6 million, including distributions reinvested through the DRIP of $9.7 million, or 52%, of our distributions paid, while our FFO was $10.3 million, which represents a shortfall of 8.3 million, or 44.5%, of the distributions paid. The shortfall was funded by proceeds from our DRIP. To the extent we pay cash distributions, or a portion thereof, from sources other than cash flow from operations, we will have less capital available to invest in properties and other real estate-related assets, the book value per share may decline, and there will be no assurance that we will be able to sustain distributions at that level.
Risks Related to Our Corporate Structure
We use an estimated value of our share that is based on a number of assumptions that may not be accurate or complete.
To assist FINRA members and their associated persons that participated in our initial public offering, pursuant to applicable FINRA and NASD conduct rules, we disclose in each annual report distributed to stockholders a per share estimated value of our shares, the method by which it was developed, and the date of the data used to develop the estimated value. For this purpose, PE-NTR II initially estimated the value of our common shares as $25.00 per share based on the maximum offering price of our shares of common stock in our initial public offering (ignoring purchase price discounts for certain categories of purchasers). On April 14, 2016, our board of directors established an estimated value per share of our common stock of $22.50 based substantially on the estimated market value of our portfolio of real estate properties in various geographic locations in the United States (the “Portfolio”) as of March 31, 2016. We expect to update the estimated value per share of our common stock annually.
Our estimated value per share is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and this difference could be significant. The estimated value per share is not audited and does not represent a determination of the fair value of our assets or liabilities based on GAAP, nor does it represent a liquidation value of our assets and liabilities or the amount at which our shares of common stock would trade if they were listed on a national securities exchange. Accordingly, with respect to the estimated value per share, there can be no assurance that: (1) a stockholder would be able to resell his or her shares at the estimated value per share; (2) a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of our liabilities or a sale of our company; (3) our shares of common stock would trade at the estimated value per share on a national securities exchange; (4) a third party would offer the estimated value per share in an arm’s-length transaction to purchase all or substantially all of our shares of common stock; (5) an independent third-party appraiser or third-party valuation firm would agree with our estimated value per share; or (6) the methodology used to calculate our estimated value per share would be acceptable to FINRA or for compliance with the Employee Retirement Income Security Act of 1974 (the “ERISA”) reporting requirements.
Further, the estimated value per share is based on estimated values as of March 31, 2016. We have not made any adjustments to the valuation for the impact of other transactions occurring subsequent to March 31, 2016, including, but not limited to, (1) the issuance of common stock under the DRIP, (2) net operating income earned and dividends declared, (3) the repurchase of shares and (4) changes in leases, tenancy or other business or operational changes. The value of our shares will fluctuate over time in response to developments related to individual real estate assets, the management of those assets and changes in the real estate and finance markets. Because of, among other factors, the high concentration of our total assets in real estate and the number of shares of our common stock outstanding, changes in the value of individual real estate assets or changes in valuation assumptions could have a very significant impact on the value of our shares. In addition, the estimated value per share does not reflect a discount for the fact that we are externally managed. The estimated value per share also does not take into account any disposition costs or fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt. Accordingly, the estimated value per share of our common stock may or may not be an accurate reflection of the fair market value of your investment and will not likely represent the amount of net proceeds that would result from an immediate sale of our assets.
The actual value of shares that we repurchase under our share repurchase program (“SRP”) may be less than what we pay.
Initially, under our SRP, shares could be repurchased at varying prices depending on (1) the number of years the shares have been held, (2) the purchase price paid for the shares, (3) whether the redemptions were sought upon a stockholder’s death, qualifying disability or determination of incompetence, with a maximum price of $25.00 per share. Effective as of April 14, 2016, we repurchase shares under our SRP at $22.50 per share, which is the estimated value per share of our common stock. This value is likely to differ from the price at which a stockholder could resell his or her shares for the reasons discussed in the risk factor above. Thus, when we repurchase shares of our common stock, the repurchase may be dilutive to our remaining stockholders. Even at lower repurchase prices, the actual value of the shares may be less than what we pay, and the repurchase may be dilutive to our remaining stockholders.
You are limited in your ability to sell your shares pursuant to our SRP and may have to hold your shares for an indefinite period of time.
Our SRP includes numerous restrictions that limit our stockholders’ ability to sell their shares. For example, the number of shares repurchased pursuant to our SRP during any calendar year is limited to 5% of the weighted-average number of shares of common stock outstanding during the prior calendar year. In addition, our board of directors may amend the terms of our SRP without stockholder approval. Our board of directors also is free to suspend or terminate the program upon 30 days’ notice or to reject any request for repurchase. In addition, the SRP includes numerous restrictions that would limit your ability to sell your shares. Once our shares are transferred for value by a stockholder, the transferee and all subsequent holders of the shares are not eligible to participate in the SRP. These limits might prevent us from accommodating all repurchase requests made in any year. These restrictions severely limit your ability to sell your shares should you require liquidity, and limit your ability to recover the value you invested or the fair market value of your shares.
General Risks Related to Investments in Real Estate
Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of co-venturers and disputes between us and our co-venturers.
We may enter into joint ventures, partnerships and other co-ownership arrangements (including preferred equity investments) for the purpose of making investments. In such event, we would not be in a position to exercise sole decision-making authority regarding the joint venture. For example, in our joint venture with an affiliate of TPG Real Estate, our wholly-owned subsidiary has customary approval rights in respect of major decisions, but does not have the right to cause or prohibit various material transactions, including acquisitions, dispositions, financings, significant leasing, causing the joint venture to make distributions, significant capital expenditures and related investment decisions or actions in respect of litigation. Investments in joint ventures may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their required capital contributions. Co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the co-venturer would have full control over the joint venture. Disputes between us and co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with co-venturers might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our co-venturers.

Retirement Plan Risks
If the fiduciary of an employee pension benefit plan subject to ERISA (such as a profit-sharing, Section 401(k) or pension plan) or any other retirement plan or account fails to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, the fiduciary could be subject to penalties and other sanctions.
There are special considerations that apply to employee benefit plans subject to ERISA (such as profit-sharing, Section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA) that are investing in our shares. Fiduciaries investing the assets of such a plan or account in our common stock should satisfy themselves that:

•	the investment is consistent with their fiduciary obligations under ERISA and the Internal Revenue Code;

•	the investment is made in accordance with the documents and instruments governing the plan or IRA, including the plan’s or account’s investment policy;

•	the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;

•	the investment in our shares, for which no public market exists, is consistent with the liquidity needs of the plan or IRA;

•	the investment will not produce an unacceptable amount of “unrelated business taxable income” for the plan or IRA;

•	our stockholders will be able to comply with the requirements under ERISA and the Internal Revenue Code to value the assets of the plan or IRA annually; and

•	the investment will not constitute a non-exempt prohibited transaction under Section 406 of ERISA or Section 4975 of the Code.
With respect to the annual valuation requirements described above, on April 14, 2016, our board of directors established an estimated value per share of our common stock of $22.50 per share based substantially on estimated market value of our portfolio of real estate properties, other assets and liabilities as of March 31, 2016. We expect to update our estimated value per share annually.
This estimated value is not likely to reflect the proceeds you would receive upon our liquidation or upon the sale of your shares. Accordingly, we can make no assurances that such estimated value will satisfy the applicable annual valuation requirements under ERISA and the Internal Revenue Code. The Department of Labor or the IRS may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our common shares. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions.
Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to equitable remedies, including liability for investment losses. In addition, if an investment in our shares constitutes a non-exempt prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary or IRA owner who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested. In the case of a prohibited transaction involving an IRA owner, the IRA may be disqualified, and all of the assets of the IRA may be deemed distributed and subject to tax.
If you invested in our shares through an IRA or other retirement plan, you may be limited in your ability to withdraw required minimum distributions.
If you established an IRA or other retirement plan through which you invested in our shares, federal law may require you to withdraw required minimum distributions, or RMDs, from such plan in the future. Our SRP limits the amount of repurchases (other than those repurchases as a result of a stockholder’s death or disability) that can be made in a given year. As a result, you may not be able to have your shares repurchased at a time in which you need liquidity to satisfy the RMD requirements under your IRA or other retirement plan. Even if you are able to have your shares repurchased, our share repurchase price is based on the estimated value per share of our common stock as determined by our board of directors, and this value is expected to fluctuate over time. As such, a repurchase may be at a price less than the price at which the shares were initially purchased. If you fail to withdraw RMDs from your IRA or other retirement plan, you may be subject to certain tax penalties.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

a)	We did not sell any equity securities that were not registered under the Securities Act, during the three months ended March 31, 2016.

b)
On November 25, 2013, our registration statement on Form S-11 (File No. 333-190588), covering a public offering of up to 100 million shares of common stock, was declared effective under the Securities Act, and we commenced our initial public offering. We offered 80 million shares of common stock in our primary offering at an aggregate offering price of up to $2.0 billion, or $25.00 per share with discounts available to certain categories of purchasers. The 20 million shares offered under the DRIP were initially offered at an aggregate offering price of $475 million, or $23.75 per share. We closed the primary portion of our initial public offering on September 15, 2015. We continue to offer up to 55.6 million shares of common stock under the DRIP at a price of $22.50 per share.

As of March 31, 2016, we had issued 46.3 million shares of common stock, including 2.0 million shares sold through the DRIP, generating gross cash proceeds of $1.1 billion. As of March 31, 2016, we had incurred $70.8 million in selling commissions, all of which was reallowed to participating broker-dealers, $33.2 million in dealer manager fees, $12.0 million of which was reallowed to participating broker-dealers, and $18.1 million of other offering costs.
From the commencement of our public offering through March 31, 2016, the net primary offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $1.0 billion. As of March 31, 2016, we had used the net proceeds from our primary offerings, combined with debt financing, to purchase $1.0 billion in real estate and to pay $21.9 million of acquisition fees and expenses.

c)
Our SRP may provide a limited opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations. During the quarter ended March 31, 2016, we repurchased shares as follows (shares in thousands):

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(3)	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
January 2016	—	N/A	—	(4)
February 2016	73	24.13	73	(4)
March 2016	5	23.14	5	(4)

(1)	All purchases of our equity securities by us in the three months ended March 31, 2016 were made pursuant to the SRP.

(2)
Initially, the price paid under the SRP was equal to or at a discount from the stockholders’ original purchase prices paid for the shares being repurchased. On April 14, 2016, our board of directors established an estimated value per share of our common stock of $22.50. Effective as of that date, the repurchase price per share for all stockholders is equal to the estimated value per share.

(3)We announced the commencement of the SRP on November 25, 2013.

(4)
We currently limit the dollar value and number of shares that may yet be repurchased under the SRP as described below. During the three months ended March 31, 2016, we repurchased $1.9 million of common stock, which represented all repurchase requests received timely, in good order and eligible for repurchase during that period.

There are several limitations on our ability to repurchase shares under the program:

•	During any calendar year, we may repurchase no more than 5.0% of the weighted-average number of shares outstanding during the prior calendar year.

•
We have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under Maryland law, as amended from time to time, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

•
The cash available for repurchases on any particular date will generally be limited to the proceeds from the DRIP during the preceding four fiscal quarters, less any cash already used for repurchases since the beginning of the period; however, subject to the limitations described above, we may use other sources of cash at the discretion of the board of directors. The limitations described above do not apply to shares repurchased due to a stockholder’s death, “qualifying disability,” or “determination of incompetence.”

Only those stockholders who purchased their shares from us or received their shares from us (directly or indirectly) through one or more non-cash transactions may be able to participate in the SRP. In other words, once our shares are transferred for value by a stockholder, the transferee and all subsequent holders of the shares are not eligible to participate in the SRP.
Our board of directors may amend, suspend or terminate the program upon 30 days’ notice. We may provide notice by including such information (a) in a current report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or (b) in a separate mailing to the stockholders.

On April 14, 2016, our board of directors amended and restated the SRP. The amendments provide for a stockholder’s shares to be eligible for repurchase, we must receive a written repurchase request at least five business days before the repurchase date. In addition, the maximum amount of common stock that may be repurchased during any calendar year is limited to, among other things, the lesser of 5% of the weighted-average number of shares outstanding during the prior calendar year and the proceeds from the DRIP during the preceding four fiscal quarters. The amendments will become effective on May 15, 2016.

Item 3.        Defaults Upon Senior Securities
Not applicable.

Item 4.        Mine Safety Disclosures
Not applicable.

Item 5.        Other Information
None.

Item 6.          Exhibits

Ex.	Description

2.1
Limited Liability Company Agreement of Phillips Edison Value Added Grocery Venture, LLC, dated March 22, 2016, by and among PECO Value Added Grocery Manager, LLC, PE OP II Value Added Grocery, LLC and an affiliate of TPG Real Estate*

2.2	Contribution Agreement, dated March 22, 2016, by and between PE OP II Value Added Grocery, LLC and Phillips Edison Value Added Grocery Venture, LLC*
10.1	Master Property Management, Leasing and Construction Management Agreement, dated March 22, 2016, by and between Phillips Edison Value Added Grocery Venture, LLC and Phillips Edison & Company Ltd.*
10.2
First Amendment to Advisory Agreement, dated March 22, 2016, by and among Phillips Edison Grocery Center REIT II, Inc., Phillips Edison Grocery Center Operating Partnership II L.P. and Phillips Edison NTR II LLC*

10.3	Second Amendment to Amended and Restated Agreement of Limited Partnership of Phillips Edison Grocery Center Operating Partnership II, L.P., dated March 22, 2016*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Amended and Restated Share Repurchase Program (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed April 15, 2016)
101.1
The following information from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Equity; and (iv) Consolidated Statements of Cash Flows*

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS EDISON GROCERY CENTER REIT II, INC.

Date: May 5, 2016	By:	/s/ Jeffrey S. Edison
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2016	By:	/s/ Devin I. Murphy
Devin I. Murphy
Chief Financial Officer
(Principal Financial Officer)