Form 10-Q
period 2016-06-30
PHILLIPS EDISON GROCERY CENTER REIT II, INC.
filed 2016-08-04
CIK 1581405

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2016, there were 46.1 million outstanding shares of common stock of Phillips Edison Grocery Center REIT II, Inc.

PART I.        FINANCIAL INFORMATION

Item 1.          Financial Statements

PHILLIPS EDISON GROCERY CENTER REIT II, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2016 AND DECEMBER 31, 2015
(Unaudited)
(In thousands, except per share amounts)

	June 30, 2016	December 31, 2015
ASSETS
Investment in real estate:
Land and improvements	$416,263	$319,272
Building and improvements	821,469	635,426
Acquired in-place lease assets	127,824	100,144
Acquired above-market lease assets	11,734	11,667
Total investment in property	1,377,290	1,066,509
Accumulated depreciation and amortization	(54,757)	(30,204)
Net investment in property	1,322,533	1,036,305
Investment in unconsolidated joint venture	6,833	—
Total investment in real estate assets, net	1,329,366	1,036,305
Cash and cash equivalents	6,379	17,359
Accounts receivable – affiliates	227	939
Other assets, net	27,846	25,110
Total assets	$1,363,818	$1,079,713

LIABILITIES AND EQUITY
Liabilities:
Mortgages and loans payable, net	$386,269	$81,305
Acquired below-market lease intangibles, less accumulated amortization of $4,234 and $2,468, respectively	52,205	43,917
Accounts payable – affiliates	2,813	2,073
Accounts payable and other liabilities	29,495	29,133
Total liabilities	470,782	156,428
Commitments and contingencies (Note 7)	—	—
Equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized, zero shares issued and outstanding
at June 30, 2016 and December 31, 2015, respectively	—	—
Common stock, $0.01 par value per share, 1,000,000 shares authorized, 46,151 and 45,723 shares
issued and outstanding at June 30, 2016 and December 31, 2015, respectively	463	458
Additional paid-in capital	1,021,899	1,011,635
Accumulated deficit	(129,326)	(88,808)
Total equity	893,036	923,285
Total liabilities and equity	$1,363,818	$1,079,713

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Rental income	$23,476	$8,830	$44,174	$15,836
Tenant recovery income	7,707	2,673	15,187	4,972
Other property income	195	52	318	243
Total revenues	31,378	11,555	59,679	21,051
Expenses:
Property operating	4,793	1,929	9,893	3,651
Real estate taxes	4,911	1,658	9,428	2,951
General and administrative	4,812	556	8,852	1,183
Acquisition expenses	5,219	2,506	7,991	3,671
Depreciation and amortization	13,823	5,275	26,112	9,462
Total expenses	33,558	11,924	62,276	20,918
Other income (expense):
Interest expense, net	(2,250)	(944)	(3,703)	(1,645)
Gain on contribution of properties to unconsolidated joint venture	—	—	3,341	—
Other (expense) income, net	(122)	84	(242)	168
Net loss	$(4,552)	$(1,229)	$(3,201)	$(1,344)
Per share information - basic and diluted:
Net loss per share - basic and diluted	$(0.10)	$(0.04)	$(0.07)	$(0.05)
Weighted-average common shares outstanding:
Basic and diluted	46,261	33,826	46,143	29,530

Comprehensive loss:
Net loss	$(4,552)	$(1,229)	$(3,201)	$(1,344)
Comprehensive loss	$(4,552)	$(1,229)	$(3,201)	$(1,344)

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(Unaudited)
(In thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at January 1, 2015	22,548	$225	$490,996	$(22,720)	$468,501
Issuance of common stock	15,218	152	377,894	—	378,046
Share repurchases	(10)	—	(1,763)	—	(1,763)
Distribution reinvestment plan (“DRIP”)	485	5	11,523	—	11,528
Common distributions declared, $0.81 per share	—	—	—	(23,806)	(23,806)
Offering costs	—	—	(37,396)	—	(37,396)
Net loss	—	—	—	(1,344)	(1,344)
Balance at June 30, 2015	38,241	$382	$841,254	$(47,870)	$793,766

Balance at January 1, 2016	45,723	$458	$1,011,635	$(88,808)	$923,285
Share repurchases	(400)	(2)	(9,067)	—	(9,069)
DRIP	828	7	19,331	—	19,338
Common distributions declared, $0.81 per share	—	—	—	(37,317)	(37,317)
Net loss	—	—	—	(3,201)	(3,201)
Balance at June 30, 2016	46,151	$463	$1,021,899	$(129,326)	$893,036

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(Unaudited)
(In thousands)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,201)	$(1,344)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,761	9,139
Net amortization of above- and below-market leases	(958)	(475)
Amortization of deferred financing expense	679	468
Gain on contribution of properties	(3,341)	—
Loss on write-off of unamortized leasing commission	20	—
Change in fair value of derivative liability	(100)	—
Straight-line rental income	(1,747)	(636)
Equity in net loss of unconsolidated joint venture	55	—
Changes in operating assets and liabilities:
Accounts receivable and accounts payable – affiliates	1,452	401
Other assets	(3,688)	(1,647)
Accounts payable and other liabilities	5,165	1,782
Net cash provided by operating activities	20,097	7,688
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(326,290)	(163,359)
Capital expenditures	(7,368)	(2,095)
Change in restricted cash	(929)	(618)
Proceeds after contribution to unconsolidated joint venture	87,386	—
Net cash used in investing activities	(247,201)	(166,072)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in credit facility	8,500	—
Proceeds from mortgages and loans payable	243,000	—
Payments on mortgages and loans payable	(777)	(328)
Payments of deferred financing expenses	(5,518)	(598)
Distributions paid, net of DRIP	(18,131)	(10,392)
Repurchases of common stock	(10,950)	(252)
Payment of offering costs	—	(43,921)
Proceeds from issuance of common stock	—	378,046
Net cash provided by financing activities	216,124	322,555
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,980)	164,171
CASH AND CASH EQUIVALENTS:
Beginning of period	17,359	179,117
End of period	$6,379	$343,288

SUPPLEMENTAL CASH FLOW DISCLOSURE, INCLUDING NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$3,029	$1,173
Fair value of debt assumed	58,047	42,085
Initial investment in unconsolidated joint venture	6,888	—
Accrued capital expenditures	2,370	1,057
Change in obligation with sponsor(s)	—	(6,525)
Change in distributions payable	(152)	1,886
Change in accrued share repurchase obligation	(1,881)	1,511
Distributions reinvested	19,338	11,528

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
As of June 30, 2016, we wholly-owned fee simple interests in 69 real estate properties acquired from third parties unrelated to us or PE-NTR II. In addition, we own a 20% equity interest in a joint venture that owns six real estate properties (see Note 4).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Set forth below is a summary of the significant accounting estimates and policies that management believes are important to the preparation of our consolidated interim financial statements. Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and require the application of significant judgment by management. As a result, these estimates are subject to a degree of uncertainty. There have been no changes to our significant accounting policies during the six months ended June 30, 2016, except for the items discussed below. For a full summary of our accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2016.
Basis of Presentation and Principles of Consolidation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report on Form 10-Q should refer to the audited consolidated financial statements of Phillips Edison Grocery Center REIT II, Inc. for the year ended December 31, 2015, which are included in our 2015 Annual Report on Form 10-K. In the opinion of management, all normal and recurring adjustments necessary for the fair presentation of the unaudited consolidated financial statements for the periods presented have been included in this Quarterly Report. Our results of operations for the three and six months ended June 30, 2016, are not necessarily indicative of the operating results expected for the full year.
The accompanying consolidated financial statements include our accounts and those of our majority-owned subsidiaries. All intercompany balances and transactions are eliminated upon consolidation.
Gain on Sale of Assets—We recognize sales of assets only upon the closing of the transaction with the purchaser. We recognize gains (net of any taxes) on assets sold using the full accrual method upon closing if the collectibility of the sales price is reasonably assured, we are not obligated to perform any significant activities after the sale to earn the profit, we have received adequate initial investment from the purchaser, and other profit recognition criteria have been satisfied. We may defer recognition of gains in whole or in part until: (i) the profit is determinable, meaning that the collectibility of the sales price is reasonably assured or the amount that will not be collectible can be estimated; and (ii) the earnings process is virtually complete, meaning that we are not obliged to perform any significant activities after the sale to earn the profit. Gains and losses on transfers of operating properties resulting from the sale of a partial interest in properties to unconsolidated joint ventures are recognized using the partial sale provisions under Accounting Standard Codification (“ASC”) 360-20, Property, Plant & Equipment - Real Estate Sales.

Investment in Unconsolidated Joint Venture—We account for our investment in our unconsolidated joint venture using the equity method of accounting as we exercise significant influence over, but do not control, this entity. This investment was initially recorded at cost and is subsequently adjusted for contributions made to and distributions received from the joint venture. Earnings or loss for our investment are recognized in accordance with the terms of the applicable joint venture agreement, generally through a pro rata allocation. Under a pro rata allocation, net income or loss is allocated between the partners in the joint venture based on their respective stated ownership percentages.
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
Reclassifications—The following line item on our consolidated balance sheets as of December 31, 2015, was reclassified to conform to the current year presentation:

•	Acquired Intangible Lease Assets was separated into Acquired Above-Market Lease Assets and Acquired In-Place Lease Assets.
Newly Adopted and Recently Issued Accounting Pronouncements—In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest - Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). This update amends existing guidance to require the presentation of certain debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. In August 2015, the FASB issued ASU 2015-15: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). This update provides guidance regarding the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. We adopted ASU 2015-03 and ASU 2015-15 on January 1, 2016, and retrospectively applied the guidance for all periods presented. Unamortized debt issuance costs of $4.9 million and $1.4 million are included in Mortgage and Loan Payable, Net as of June 30, 2016 and December 31, 2015, respectively, which were previously included in Deferred Financing Expense, Net on our consolidated balance sheets. The remaining amounts included in Other Assets, Net on our consolidated balance sheets were related to our revolving credit facility. The adoption did not have an impact on our results of operations (see Note 6).
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis to ASC Topic 810 Consolidation. ASU 2015-02 includes all reporting entities within the scope of Subtopic 810-10 Consolidation - Overall, including limited partnerships and similar legal entities, unless a scope exception applies. Overall the amendments in this update are to simplify the codification and reduce the number of consolidation models and place more emphasis on risk of loss when determining controlling financial interests. This ASU was effective beginning in the first quarter of the year ending December 31, 2016. We have evaluated the impact of the adoption of ASU 2015-02 on our consolidated financial statements and have determined under ASU 2015-02 the Operating Partnership is considered a variable interest entity (“VIE”). We are the primary beneficiary of the VIE and our partnership interest is considered a majority voting interest. As such, this standard did not have a material impact on our consolidated financial statements.

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

3. FAIR VALUE MEASUREMENTS
ASC 820, Fair Value Measurement (“ASC 820”) defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. ASC 820 emphasizes that fair value is intended to be a market-based measurement, as opposed to a transaction-specific measurement. Fair value is defined by ASC 820 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, various techniques and assumptions can be used to estimate the fair value. Assets and liabilities are measured using inputs from three levels of the fair value hierarchy, as follows:
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
The following describes the methods we use to estimate the fair value of our financial and non-financial assets and liabilities:
Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, and Accounts Payable and Other Liabilities—We consider the carrying values of these financial instruments to approximate fair value because of the short period of time between origination of the instruments and their expected realization. Included in Cash and Cash Equivalents as of June 30, 2016, we had $0.1 million in a money market fund for which we consider the carrying value to approximate fair value based on Level 1 inputs.
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
The following is a summary of discount rates and borrowings as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016	December 31, 2015
Discount rates:
Unsecured variable-rate debt	1.95%	—%
Secured fixed-rate debt	3.83%	3.50%
Borrowings:
Fair value	$392,055	$87,387
Recorded value(1)	391,150	82,720

(1)	Recorded value does not include deferred financing costs of $4.9 million and $1.4 million as of June 30, 2016 and December 31, 2015, respectively.
Derivative Instruments—As of June 30, 2016 and December 31, 2015, we were party to two interest rate swap agreements with a total notional amount of $15.9 million and $16.1 million, respectively. They were assumed as part of two property acquisitions, and are measured at fair value on a recurring basis. The interest rate swap agreements, in effect, fix the variable interest of two of our secured variable-rate mortgage notes at an annual interest rate of 6.0% through July 2018.
The fair values of the interest rate swap agreements as of June 30, 2016 and December 31, 2015, were based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and were determined using interest rate pricing models and interest rate related observable inputs. Although we determined that the significant inputs used to value our derivatives fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2016 and December 31, 2015, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. Our derivative liability is currently recorded as Accounts Payable and Other Liabilities on our consolidated balance sheets. The fair value measurement of our derivative liability as of June 30, 2016 and December 31, 2015 was $1.3 million and $1.4 million respectively.

4. INVESTMENT IN UNCONSOLIDATED JOINT VENTURE
On March 22, 2016, we entered into a joint venture (the “Joint Venture”) through our indirect wholly-owned subsidiary, PE OP II Value Added Grocery, LLC (“REIT Member”) with a limited partnership (“Investor Member”) affiliated with TPG Real Estate, the real estate platform of the global private investment firm TPG, and with PECO Value Added Grocery Manager, LLC (“PECO Member”), a wholly-owned subsidiary of our Phillips Edison sponsor, and an affiliate of our advisor and property manager, Phillips Edison & Company Ltd. (“Property Manager”). REIT Member owns a 20% initial equity interest and Investor Member owns an 80% initial equity interest in the Joint Venture. REIT Member and Investor Member will contribute up to $50 million and $200 million of equity, respectively, to the Joint Venture.
PECO Member will manage and conduct the day-to-day operations and affairs of the Joint Venture. REIT Member has customary approval rights in respect to major decisions, but does not have the right to cause or prohibit various material transactions. The Joint Venture’s income, losses, and distributions will generally be allocated based on the members’ respective ownership interests. Therefore, we account for the joint venture under the equity method. Distributions of net cash are anticipated to be made on a monthly basis, as appropriate. Additional capital contributions in proportion to the members’ respective capital interests in the Joint Venture may be required.
In addition, REIT Member entered into a Contribution Agreement with Investor Member and the Joint Venture (the “Contribution Agreement”), pursuant to which REIT Member contributed to the Joint Venture its ownership interests in six grocery-anchored shopping center properties. The contributed properties were valued at approximately $94.3 million. The Joint Venture distributed cash of $87.4 million to REIT Member, which was net of REIT Member’s initial investment of $6.9 million. Due to our 20% interest in the Joint Venture, the contribution of the six properties is considered a partial sale. As a result, we deferred 20% of the gain from the contribution, and recognized an immediate net gain of $3.3 million from this transaction.

5. REAL ESTATE ACQUISITIONS
During the six months ended June 30, 2016, we acquired 18 grocery-anchored shopping centers and one strip center adjacent to a previously acquired grocery-anchored shopping center for an aggregate purchase price of approximately $386.9 million, including six acquisitions with $54.5 million of assumed debt with a fair value of $58.0 million. During the six months ended June 30, 2015, we acquired eleven grocery-anchored shopping centers and one strip center adjacent to a previously acquired grocery-anchored shopping center for an aggregate purchase price of $180.2 million, including $41.0 million of assumed debt with a fair value of $42.1 million. The following tables present certain additional information regarding our acquisitions of properties, which were deemed individually immaterial when acquired but are material in aggregate.
For the six months ended June 30, 2016 and 2015, we allocated the purchase price of acquisitions to the fair value of the assets acquired and liabilities assumed as follows (in thousands):

	2016	2015
Land and improvements	$125,645	$51,205
Building and improvements	237,469	115,219
Acquired in-place leases	37,462	18,560
Acquired above-market leases	1,258	1,898
Acquired below-market leases	(14,899)	(6,644)
Total assets and lease liabilities acquired	386,935	180,238
Less: Fair value of assumed debt at acquisition	58,047	42,085
Net assets acquired	$328,888	$138,153
The weighted-average amortization periods for in-place, above-market, and below-market leases intangibles acquired during the six months ended June 30, 2016 and 2015, are as follows (in years):

	2016	2015
Acquired in-place leases	13	8
Acquired above-market leases	8	7
Acquired below-market leases	17	16
The amounts recognized for revenues, acquisition expenses, and net loss from each respective acquisition date to June 30, 2016 and 2015, related to the operating activities of our acquisitions are as follows (in thousands):

	2016	2015
Revenues	$7,643	$4,187
Acquisition expenses	7,134	3,395
Net loss	5,613	3,174

The following unaudited pro forma information summarizes selected financial information from our combined results of operations as if all of our acquisitions for 2016 and 2015 had been acquired on January 1, 2015. Acquisition expenses related to each respective acquisition are not expected to have a continuing impact and, therefore, have been excluded from these pro forma results. This pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of the period, nor does it purport to represent the results of future operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Pro forma revenues	$33,469	$33,991	$69,239	$68,240
Pro forma net income	783	5,603	5,512	6,253

6. MORTGAGES AND LOANS PAYABLE
As of June 30, 2016, the capacity on our revolving credit facility was $350 million, with a current interest rate of LIBOR plus 1.3%. The revolving credit facility matures in January 2018 with additional options to extend the maturity to January 2019. In June 2016, we entered into a first amendment to the existing credit agreement, which provides for the addition of a term loan facility (the “Term Loans”) consisting of two term loan tranches with an interest rate of LIBOR plus 1.3%. The first tranche of term loans has a maximum principal amount of $185 million and matures in July 2019, with options to extend the maturity to June 2021. The second tranche of term loans has a maximum principal amount of $185 million and matures in June 2020, with an option to extend the maturity to June 2021. The Operating Partnership borrowed $121.5 million under each tranche on the closing date of the first amendment. A maturity date extension for the first or second tranche of term loans requires the payment of an extension fee of 0.15% of the then-outstanding principal amount of the corresponding tranche.
As of June 30, 2016 and December 31, 2015, the weighted-average interest rate for all of our mortgages and loans payable was 3.0% and 5.6%, respectively. On July 7, 2016, we entered into interest rate swap agreements to fix the interest rate on $243 million on the Term Loans. The swaps convert the LIBOR rate on the first and second tranches to a fixed rate of interest of 2.24% through July 2019 and 2.3075% through June 2020, respectively.
The following is a summary of our debt obligations as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Unsecured term loans - variable-rate	$243,000	$—
Unsecured revolving credit facility - variable-rate (1)	8,500	—
Secured fixed-rate mortgages payable(2) (3)	135,162	81,398
Assumed below-market debt adjustment, net (4)	4,488	1,322
Deferred financing costs, net(5)	(4,881)	(1,415)
Total	$386,269	$81,305

(1)
The gross borrowings under our revolving credit facility were $374.0 million during the six months ended June 30, 2016. The gross payments under our revolving credit facility were $365.5 million during the six months ended June 30, 2016.

(2)
Due to the non-recourse nature of our fixed-rate mortgages, the assets and liabilities of the properties securing such mortgages are neither available to pay the debts of the consolidated property-holding limited liability companies nor do they constitute obligations of such consolidated limited liability companies as of June 30, 2016. One of our mortgages has a limited exception which represents a potential $1.0 million obligation in the event of default.

(3)
As of June 30, 2016 and December 31, 2015, the interest rates on $15.9 million and $16.1 million, respectively, outstanding under two of our variable-rate mortgage notes payable were, in effect, fixed at 6.0% by two interest rate swap agreements, which expire in July 2018 (see Notes 3 and 8).

(4)	Net of accumulated amortization of $1.1 million and $0.7 million as of June 30, 2016 and December 31, 2015, respectively.

(5)
Net of accumulated amortization of $0.5 million and $0.2 million as of June 30, 2016 and December 31, 2015, respectively. Deferred financing costs related to the revolving credit facility were included in Other Assets, Net, net of accumulated amortization of $1.5 million and $1.1 million as of June 30, 2016 and December 31, 2015, respectively.

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
Operating Lease
We lease land under a long-term lease at one property, which was acquired in 2016. Total rental expense for the lease was $60,690 for the three and six months ended June 30, 2016. Minimum rental commitments under the noncancelable terms of the lease as of June 30, 2016 are as follows: (i) 2016, $182,070; (ii) 2017, $364,140; (iii) 2018, $364,140; (iv) 2019, $364,140; and (v) 2020, $364,140.

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
Derivatives Not Designated as Hedging Instruments
Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of these derivative instruments, as well as any payments, are recorded directly in Other (Expense) Income, Net, and resulted in a gain of $0.1 million for the three months ended June 30, 2016. Changes in the fair value of these derivative instruments, as well as any payments, resulted in a gain of $0.2 million for the six months ended June 30, 2016. We had no derivatives outstanding during the three and six months ended June 30, 2015.
Credit Risk-Related Contingent Features
We have an agreement with our derivative counterparty that contains a provision where, if we either default or are capable of being declared in default on any of our indebtedness, we could also be declared to be in default on our derivative obligations.
As of June 30, 2016, the fair value of our derivatives was in a liability position including accrued interest, but excluding any adjustment for nonperformance risk related to this agreement. As of June 30, 2016, we have not posted any collateral related to these agreements.

9. EQUITY
On April 14, 2016, our board of directors established an estimated value per share of our common stock of $22.50 based substantially on the estimated market value of our portfolio of real estate properties as of March 31, 2016. We engaged a third party valuation firm, Duff & Phelps, LLC, to provide a calculation of the range in estimated value per share of our common stock as of March 31, 2016, which reflected certain balance sheet assets and liabilities as of that date.
Distribution Reinvestment Plan—We have adopted the DRIP which allows stockholders to invest distributions in additional shares of our common stock. We continue to offer up to approximately 55.6 million shares of our common stock under the DRIP. Initially, the purchase price per share under the DRIP was $23.75. In accordance with the DRIP, because we established an estimated value per share on April 14, 2016, subsequent to that date, participants acquired and continue to acquire shares of common stock through the DRIP at a price of $22.50 per share.

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
Class B Units—The Operating Partnership issues limited partnership units that are designated as Class B units for asset management services provided by PE-NTR II. The vesting of the Class B units is contingent upon a market condition and service condition. We had outstanding unvested Class B units of 368,283 and 231,809 as of June 30, 2016 and December 31, 2015, respectively.

10. EARNINGS PER SHARE
Earnings per share (“EPS”) is calculated based on the weighted-average number of common shares outstanding during each period. Diluted EPS considers the effect of any potentially dilutive share equivalents for the three and six months ended June 30, 2016 and 2015. Class B units are the only potential dilutive securities currently outstanding, as they contain non-forfeitable rights to dividends or dividend equivalents.
There were 368,283 and 86,238 Class B units of the Operating Partnership outstanding as of June 30, 2016 and 2015, respectively. The vesting of the Class B units is contingent upon a market condition and service condition. The satisfaction of the market or service condition was not probable as of June 30, 2016 and 2015, and, therefore, the Class B units are not included in the calculation of EPS.

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
Advisory Agreement—Pursuant to the PE-NTR II Agreement, PE-NTR II is entitled to specified fees for certain services, including managing our day-to-day activities and implementing our investment strategy. PE-NTR II manages our day-to-day affairs and our portfolio of real estate investments subject to the board’s supervision. Expenses are reimbursed to PE-NTR II based on amounts incurred on our behalf.
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
Organization and Offering Costs—Under the terms of the former advisory agreement, we were to reimburse, on a monthly basis, ARC, PE-NTR II, or their respective affiliates for cumulative organization and offering costs and future organization and offering costs they incurred on our behalf, but only to the extent that the reimbursement would not exceed 2% of gross proceeds raised in all primary offerings measured at the completion of such primary offering.

Summarized below are the cumulative organization and offering costs charged by and the cumulative costs reimbursed to ARC, PE-NTR II and their affiliates as of June 30, 2016 and December 31, 2015, and any related amounts reimbursable to us as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Total organization and offering costs charged	$18,081	$18,081
Less: Total organization and offering costs reimbursed	18,308	19,020
Total organization and offering costs receivable	$(227)	$(939)
Acquisition Fee—We paid ARC under the former advisory agreement, and we pay PE-NTR II under the PE-NTR II Agreement, an acquisition fee related to services provided in connection with the selection and purchase or origination of real estate and real estate-related investments. The acquisition fee is equal to 1% of the contract purchase price of each property we acquire, including acquisition or origination expenses and any debt attributable to such investments.
Acquisition Expenses—We reimburse PE-NTR II for expenses actually incurred related to selecting, evaluating, and acquiring assets on our behalf. During the six months ended June 30, 2016 and 2015, we reimbursed PE-NTR II for personnel costs related to due diligence services for assets we acquired during the period.
Asset Management Subordinated Participation—Within 60 days after the end of each calendar quarter (subject to the approval of our board of directors), we will pay an asset management subordinated participation partially by issuing a number of restricted operating partnership units designated as Class B Units to PE-NTR II and ARC equal to: (i) 0.25% multiplied by (a) prior to the date on which we calculated an estimated net asset value (“NAV”) per share, the cost of assets and (b) on and after the date on which we calculated an estimated NAV per share, the lower of the cost of assets and the applicable quarterly NAV divided by (ii) (a) prior to the date on which we calculated an estimated NAV per share, the value of one share of common stock as of the last day of such calendar quarter, which was equal to $22.50 (the primary offering price minus selling commissions and dealer manager fees) and (b) on and after the date on which we calculated an estimated NAV per share, the per share NAV. Our board of directors established an estimated NAV per share of $22.50 on April 14, 2016.
PE-NTR II and ARC are entitled to receive distributions on the vested and unvested Class B units they receive in connection with their asset management subordinated participation at the same rate as distributions are paid to common stockholders. Such distributions are in addition to the incentive fees that PE-NTR II and ARC and their affiliates may receive from us. During the six months ended June 30, 2016, the Operating Partnership issued 136,474 Class B units to PE-NTR II and ARC under the advisory agreement for the asset management services performed during the period from October 1, 2015 to March 31, 2016. These Class B units will not vest until an economic hurdle has been met. PE-NTR II or one of its affiliates must continue to provide advisory services through the date that such economic hurdle is met. The economic hurdle will be met when the value of the Operating Partnership’s assets plus all distributions made equal or exceed the total amount of capital contributed by investors plus a 6.0% cumulative, pre-tax, non-compounded annual return thereon.
Under the PE-NTR II Agreement, beginning in January 2016, the asset management fee remained at 1% of the cost of our assets, but is paid 80% in cash and 20% in Class B units of the Operating Partnership instead of entirely in Class B units. The cash portion of the asset management fee is paid on a monthly basis in arrears at the rate of 0.06667% multiplied by the cost of our assets as of the last day of the preceding monthly period. Under the first amendment to the Operating Partnership’s amended and restated agreement of limited partnership, the Class B units portion of the asset management fee was based on the rate of 0.05% multiplied by the cost of our assets. On April 14, 2016, we established an estimated NAV and the calculation of the Class B units portion of the asset management fee was changed to be based on the rate of 0.05% multiplied by the lower of the cost of our assets and our estimated NAV. The Class B units continue to be issued quarterly in arrears and remain subject to existing forfeiture provisions.
Financing Coordination Fee—We paid PE-NTR II and ARC under the former advisory agreement a financing fee equal to 0.75% of all amounts made available under any loan or line of credit in connection with the origination or refinancing of any debt that we obtain and use to finance properties or other permitted investments. As of January 1, 2016, we no longer pay this fee.
Disposition Fee—We pay PE-NTR II under the PE-NTR II Agreement, and we paid ARC under the former advisory agreement, for substantial assistance in connection with the sale of properties or other investments up to the lesser of: (i) 2% of the contract sales price of each property or other investment sold; or (ii) one-half of the total brokerage commissions paid if a non-affiliated broker is also involved in the sale, provided that total real estate commissions paid (to PE-NTR II and others) in connection with the sale may not exceed the lesser of a competitive real estate commission or 6% of the contract sales price. The conflicts committee of our board of directors will determine whether PE-NTR II has provided substantial assistance to us in connection with the sale of an asset. Substantial assistance in connection with the sale of a property includes preparation of an investment package for the property (including an investment analysis, rent rolls, tenant information regarding credit, a property title report, an environmental report, a structural report and exhibits) or such other substantial services performed by PE-NTR II in connection with a sale.
General and Administrative Expenses—As of June 30, 2016 and December 31, 2015, we owed PE-NTR II and their affiliates $33,000 and $18,000, respectively, for general and administrative expenses paid on our behalf.
Summarized below are the fees earned by and the expenses reimbursable to ARC and PE-NTR II, except for organization and offering costs and unpaid general and administrative expenses, which we disclose above (in thousands):

	Three Months Ended		Six Months Ended		Unpaid Amount as of
	June 30,		June 30,		June 30,	December 31,
	2016	2015	2016	2015	2016	2015
Acquisition fees(1)	$2,834	$1,144	$3,843	$1,794	$—	$—
Acquisition expenses(1)	546	154	754	238	—	1
Asset management fees(2)	2,497	—	4,613	—	749	—
Class B unit distribution(3)	145	7	362	16	49	16
Financing coordination fees(4)	—	241	—	307	—	—
Total	$6,022	$1,546	$9,572	$2,355	$798	$17

(1)	The acquisition fees and expenses are presented as Acquisition Expenses on the consolidated statements of operations.

(2)	The asset management fees are presented in General and Administrative on the consolidated statements of operations.

(3)
Represents the distributions paid to PE-NTR II and ARC as holders of Class B units of the Operating Partnership and is presented in General and Administrative on the consolidated statements of operations.

(4)
Financing fees were presented as Other Assets, Net or Mortgages and Loan Payable, Net, on the consolidated balance sheets and amortized over the term of the related loan. As of January 1, 2016, we are no longer required to pay financing fees.

Property Manager—All of our real properties are managed and leased by the Property Manager. The Property Manager is wholly owned by our Phillips Edison sponsor and was organized on September 15, 1999. The Property Manager also manages real properties owned by the Phillips Edison affiliates or other third parties.
Property Management Fee—We pay to the Property Manager in monthly property management fees 4% of the monthly gross cash receipts from the properties managed by the Property Manager.
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
Expenses and Reimbursements—The Property Manager hires, directs and establishes policies for employees who have direct responsibility for the operations of each real property it manages, which may include, but is not limited to, on-site managers and building and maintenance personnel. Certain employees of the Property Manager may be employed on a part-time basis and may also be employed by PE-NTR II or certain of its affiliates. The Property Manager also directs the purchase of equipment and supplies and supervises all maintenance activity. We reimburse the costs and expenses incurred by the Property Manager on our behalf, including employee compensation, legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, as well as fees and expenses of third-party accountants.

Summarized below are the fees earned by and the expenses reimbursable to the Property Manager for the three and six months ended June 30, 2016 and 2015 and any related amounts unpaid as of June 30, 2016 and December 31, 2015 (in thousands):

	Three Months Ended		Six Months Ended		Unpaid Amount as of
	June 30,		June 30,		June 30,	December 31,
	2016	2015	2016	2015	2016	2015
Property management fees(1)	$1,178	$436	$2,170	$766	$499	$307
Leasing commissions(2)	741	376	1,565	798	203	86
Construction management fees(2)	157	67	306	87	68	68
Other fees and reimbursements(3)	837	257	1,704	507	414	1,157
Total	$2,913	$1,136	$5,745	$2,158	$1,184	$1,618

(1)	The property management fees are included in Property Operating on the consolidated statements of operations.

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
Dealer Manager—The dealer manager for our initial public offering was Realty Capital Securities, LLC (the “Dealer Manager”). The Dealer Manager is a member firm of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and was organized on August 29, 2007. The Dealer Manager is under common control with ARC and provided certain sales, promotional and marketing services in connection with the distribution of the shares of common stock offered under our offering. Excluding shares sold pursuant to the “friends and family” program, the Dealer Manager was generally paid a sales commission equal to 7% of the gross proceeds from the sale of shares of the common stock sold in the primary offering and a dealer manager fee equal to 3% of the gross proceeds from the sale of shares of the common stock sold in the primary offering.
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
The following table details total selling commissions, dealer manager fees, and service fees paid to the Dealer Manager and its affiliate related to the sale of common stock for the three and six months ended June 30, 2016 and 2015 and any related amounts unpaid, which are included as a component of total unpaid organization and offering costs, as of June 30, 2016 and December 31, 2015 (in thousands):

	Three Months Ended		Six Months Ended		Unpaid Amount as of
	June 30,		June 30,		June 30,	December 31,
	2016	2015	2016	2015	2016	2015
Total commissions and fees incurred from Dealer Manager	$—	$20,690	$—	$35,641	$—	$—
Transfer agent fees incurred related to offering costs	—	300	—	568	140	150
Other fees incurred from transfer agent	—	—	140	—	560	420
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

Unconsolidated Joint Venture—As of June 30, 2016, we owed the Joint Venture $0.1 million for real estate tax expenses paid in the second quarter on our behalf. The payment was associated with prior year taxes for a property that was contributed by us to the Joint Venture.

12. OPERATING LEASES
The terms and expirations of our operating leases with our tenants vary. The lease agreements frequently contain options to extend the terms of leases and other terms and conditions as negotiated. We retain substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.
Approximate future rentals to be received under non-cancelable operating leases in effect at June 30, 2016, assuming no new or renegotiated leases or option extensions on lease agreements, are as follows (in thousands):

Year	Amount
July 1 to December 31, 2016	$46,108
2017	89,740
2018	82,014
2019	71,033
2020	60,627
2021 and thereafter	258,997
Total	$608,519
No single tenant comprised 10% or more of our aggregate annualized effective rent (“AER”) as of June 30, 2016.

13. SUBSEQUENT EVENTS
Distributions to Stockholders
Distributions equal to a daily amount of $0.0044398907 per share of common stock outstanding were paid subsequent to June 30, 2016 to the stockholders of record from June 1, 2016 through July 31, 2016 as follows (in thousands):

Distribution Period	Date Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through the DRIP	Net Cash Distribution
June 1, 2016 through June 30, 2016	7/1/2016	$6,169	$3,115	$3,054
July 1, 2016 through July 31, 2016	8/1/2016	6,368	3,216	3,152
In August 2016, our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing September 1, 2016 through November 30, 2016. The authorized distributions equal an amount of $0.0044398907 per share of common stock.
Interest Rate Swap Agreement
On July 7, 2016, we entered into interest rate swap agreements to fix the interest rate on $243 million on the Term Loans. The swaps convert the LIBOR rate on the first tranche of $121.5 million and second tranche of $121.5 million to a fixed rate of interest of 2.24% through July 2019 and 2.3075% through June 2020, respectively.

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

Overview
Organization
Phillips Edison Grocery Center REIT II, Inc. is a public non-traded real estate investment trust (REIT) that invests in retail real estate properties. Our primary focus is on necessity-anchored neighborhood and community shopping centers that meet the day-to-day needs of residents in the surrounding trade areas.
As of June 30, 2016, we wholly-owned fee simple interests in 69 real estate properties acquired from third parties unaffiliated with us or PE-NTR II. In addition, we own a 20% equity interest in a joint venture that owns six real estate properties.

Portfolio
Below are statistical highlights of our portfolio’s activities from inception to date and for the properties acquired during the six months ended June 30, 2016, excluding any properties owned by our unconsolidated joint venture:

		Property Acquisitions
		During the
	Portfolio as of	Six Months Ended
	June 30, 2016	June 30, 2016
Number of wholly-owned properties	69	18
Number of states	21	11
Total square feet (in thousands)	8,546	2,264
Leased % of rentable square feet	94.8%	95.0%
Average remaining lease term in years(1)	6.4	6.7

(1)	As of June 30, 2016. The average remaining lease term in years excludes future options to extend the term of the lease.
Lease Expirations
The following table lists, on an aggregate basis, all of the scheduled lease expirations after June 30, 2016 over each of the ten years ending December 31, 2016 and thereafter for our 69 shopping centers. The table shows the approximate rentable square feet and annualized effective rent (“AER”) represented by the applicable lease expirations (dollars and square feet in thousands):

Year	Number of Expiring Leases	Leased Rentable Square Feet Expiring	% of Leased Rentable Square Feet Expiring	AER(1)	% of AER
July 1 to December 31, 2016(2)	85	237	2.9%	$3,521	3.6%
2017	180	629	7.8%	8,768	9.1%
2018	201	762	9.4%	10,571	10.9%
2019	168	839	10.4%	10,898	11.3%
2020	183	1,141	14.1%	12,415	12.8%
2021	120	882	10.9%	9,664	10.0%
2022	49	303	3.7%	4,001	4.1%
2023	33	535	6.6%	4,935	5.1%
2024	38	309	3.8%	4,182	4.3%
2025	56	606	7.5%	8,368	8.6%
Thereafter	90	1,858	22.9%	19,514	20.2%
	1,203	8,101	100.0%	$96,837	100.0%

(1)	We calculate AER as monthly contractual rent as of June 30, 2016 multiplied by 12 months, less any tenant concessions.

(2)	Subsequent to June 30, 2016, we renewed 13 of the 85 leases expiring in 2016, which accounts for 29.1 thousand total square feet and total AER of $0.5 million.
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

The following table presents the composition of our portfolio by tenant type as of June 30, 2016 (dollars and square feet in thousands):

Tenant Type	Leased Square Feet	% of Leased Square Feet	AER	% of AER
Grocery anchor	4,316	53.3%	$37,308	38.5%
National and regional(1)	2,515	31.0%	36,998	38.2%
Local	1,270	15.7%	22,531	23.3%
	8,101	100.0%	$96,837	100.0%

(1)	We define national tenants as those that operate in at least three states. Regional tenants are defined as those that have at least three locations.
The following table presents the composition of our portfolio by tenant industry as of June 30, 2016 (dollars and square feet in thousands):

Tenant Industry	Leased Square Feet	% of Leased Square Feet	AER	% of AER
Grocery	4,316	53.3%	$37,308	38.5%
Retail	1,898	23.4%	22,606	23.4%
Services	1,217	15.0%	22,760	23.5%
Restaurant	670	8.3%	14,163	14.6%
	8,101	100.0%	$96,837	100.0%

The following table presents our grocery-anchor tenants by the amount of square footage leased by each tenant as of June 30, 2016 (dollars and square feet in thousands):

Tenant	Number of Locations(1)	Leased Square Feet	% of Leased Square Feet	AER	% of AER
Walmart	6	845	10.4%	$5,410	5.6%
Publix	15	695	8.6%	6,559	6.7%
Albertsons-Safeway	9	533	6.6%	5,361	5.5%
Kroger	7	473	5.8%	2,448	2.5%
Giant Eagle	4	273	3.4%	2,669	2.8%
Ahold USA	4	259	3.2%	3,767	3.9%
Save Mart	3	159	2.0%	1,326	1.4%
Price Chopper	2	136	1.7%	1,095	1.1%
SuperValu	2	136	1.7%	1,089	1.1%
Schnucks	2	127	1.6%	1,028	1.1%
Marc’s	2	84	1.0%	766	0.8%
Festival Foods	1	71	0.9%	566	0.6%
BJ’s Wholesale Club	1	68	0.8%	494	0.5%
Shaw's Supermarket	1	61	0.7%	470	0.5%
Food 4 Less	1	60	0.7%	995	1.0%
Raley’s	1	60	0.7%	240	0.2%
Tops Markets	1	55	0.7%	280	0.3%
Sprouts Farmers Market	2	54	0.7%	920	1.0%
Winn Dixie	1	47	0.6%	302	0.3%
Big Y	1	39	0.5%	621	0.6%
Lunds & Byerlys	1	38	0.5%	153	0.2%
Trader Joe’s	2	25	0.3%	490	0.5%
The Fresh Market	1	18	0.2%	259	0.3%
	70	4,316	53.3%	$37,308	38.5%

(1)	Number of locations (a) excludes auxiliary leases with grocery anchors such as fuel stations, pharmacies, and liquor stores, and (b) includes one location where two grocers operate.

Results of Operations
The Same-Center column in the tables below include the 20 properties that were owned and operational prior to January 1, 2015. The Non-Same-Center column includes properties that were acquired after December 31, 2014, in addition to corporate-level income and expenses. In this section, we primarily explain fluctuations in activity shown in the Same-Center column as well as any notable fluctuations in the Non-Same-Center column related to corporate-level activity. We owned 69 properties as of June 30, 2016, and 31 properties as of June 30, 2015. This excludes properties owned by our unconsolidated joint venture (see Note 4 to the consolidated financial statements). Unless otherwise discussed below, year-over-year comparative differences for the three and six months ended June 30, 2016 and 2015, are almost entirely attributable to the number of properties owned and the length of ownership of these properties.
Summary of Operating Activities for the Three Months Ended June 30, 2016 and 2015

(In thousands, except per share amounts)			Favorable (Unfavorable) Change
	2016	2015	Change	Non-Same-Center	Same-Center
Operating Data:
Total revenues	$31,378	$11,555	$19,823	$18,763	$1,060
Property operating expenses	(4,793)	(1,929)	(2,864)	(2,790)	(74)
Real estate tax expenses	(4,911)	(1,658)	(3,253)	(2,905)	(348)
General and administrative expenses	(4,812)	(556)	(4,256)	(4,276)	20
Acquisition expenses	(5,219)	(2,506)	(2,713)	(2,713)	—
Depreciation and amortization	(13,823)	(5,275)	(8,548)	(8,384)	(164)
Interest expense, net	(2,250)	(944)	(1,306)	(1,315)	9
Other (expense) income	(122)	84	(206)	(206)	—
Net loss attributable to stockholders	$(4,552)	$(1,229)	$(3,323)	$(3,826)	$503

Net loss per share - basic and diluted	$(0.10)	$(0.04)	$(0.06)
Total revenues—Although most of the $19.8 million increase in total revenue is related to the acquisition of 55 properties in 2015 and 2016, we have also entered into new leases, and increased our rent per square foot on lease renewals, thereby increasing our portfolio occupancy, and revenue.
General and administrative expenses—The $4.3 million increase in general and administrative expenses was primarily attributable to the $2.5 million of cash asset management fees as a result of the change to our advisory fee structure as of January 1, 2016. Previously, the asset management fee had been deferred via the issuance of Class B units, which did not result in the recognition of expense under GAAP. The asset management fee percentage did not increase; however, 80% is now paid through cash and therefore recognized as expense under GAAP, with 20% remaining as Class B units. We also had an increase of $0.4 million in transfer agent expense, and $0.9 million in in professional fees that were primarily due to the annual stockholders meeting held in June 2016, the third-party valuation work for the determination of our per share estimated value, higher costs for investor relations custodial fees, and other corporate-level costs associated with managing a larger portfolio.

Summary of Operating Activities for the Six Months Ended June 30, 2016 and 2015

(In thousands, except per share amounts)			Favorable (Unfavorable) Change
	2016	2015	Change	Non-Same-Center	Same-Center
Operating Data:
Total revenues	$59,679	$21,051	$38,628	$36,879	$1,749
Property operating expenses	(9,893)	(3,651)	(6,242)	(6,216)	(26)
Real estate tax expenses	(9,428)	(2,951)	(6,477)	(5,855)	(622)
General and administrative expenses	(8,852)	(1,183)	(7,669)	(7,743)	74
Acquisition expenses	(7,991)	(3,671)	(4,320)	(4,333)	13
Depreciation and amortization	(26,112)	(9,462)	(16,650)	(16,340)	(310)
Interest expense, net	(3,703)	(1,645)	(2,058)	(2,075)	17
Gain on contribution of properties to unconsolidated joint venture	3,341	—	3,341	3,341	—
Other (expense) income	(242)	168	(410)	(410)	—
Net loss attributable to stockholders	$(3,201)	$(1,344)	$(1,857)	$(2,752)	$895

Net loss per share—basic and diluted	$(0.07)	$(0.05)	$(0.02)
Total revenues—Although most of the $38.6 million increase in total revenue is related to the acquisition of 55 properties in 2015 and 2016, we have also entered into new leases, and increased our rent per square foot on lease renewals, thereby increasing our portfolio occupancy and revenue.
General and administrative expenses—The $7.7 million increase in general and administrative expenses was primarily attributable to $4.6 million of cash asset management fees as a result of the change to our advisory fee structure as of January 1, 2016 as discussed above. We also had an increase of $0.8 million in transfer agent expense, and $1.4 million in professional fees that were primarily due to the annual stockholders meeting held in June 2016, the third-party valuation work for determination of our per share estimated value, higher costs for investor relations custodial fees, and other corporate-level costs associated with managing a larger portfolio.
Interest expense, net— Of the $2.1 million increase in interest expense, net, $1.0 million of the increase is related to higher borrowings on the revolving credit facility and the new term loans that we entered into in June 2016. The remaining $1.1 million increase is related to acquired mortgage loans associated with some of the acquisitions of 55 properties in 2015 and 2016.
Gain on contribution of properties to unconsolidated joint venture—The $3.3 million increase is solely due to the gain on the contributions of six properties to the Joint Venture in March 2016.

Leasing Activity
Below is a summary of leasing activity for the three months ended June 30, 2016 and 2015:

	Total Deals		Inline Deals (1)
	2016	2015	2016	2015
New leases:
Number of leases	12	11	11	11
Square footage (in thousands)	50	23	35	23
First-year base rental revenue (in thousands)	$651	$370	$531	$370
Average rent per square foot (“PSF”)	$12.92	$16.39	$15.01	$16.39
Average cost PSF of executing new leases(2)	$31.12	$37.76	$40.68	$37.76
Weighted-average lease term (in years)	7.4	6.8	7.5	6.8
Renewals and options:
Number of leases	55	28	53	28
Square footage (in thousands)	161	55	107	55
First-year base rental revenue (in thousands)	$2,536	$1,160	$2,153	$1,160
Average rent PSF	$15.74	$20.97	$20.13	$20.97
Average rent PSF prior to renewals	$14.33	$18.37	$18.26	$18.37
Percentage increase in average rent PSF	9.8%	14.2%	10.2%	14.1%
Average cost PSF of executing renewals and options(2)	$3.28	$4.33	$4.00	$4.33
Weighted-average lease term (in years)	5.2	5.7	4.8	5.7
Portfolio retention rate(3)	80.8%	73.7%	80.8%	73.7%

(1)	We consider an inline deal to be a lease for less than 10,000 square feet of general leasable area.

(2)	The cost of executing new leases, renewals, and options includes leasing commissions, tenant improvement costs, and tenant concessions.

(3)	The portfolio retention rate is calculated by dividing a) total square feet of retained tenants with current period lease expirations by b) the square feet of leases expiring during the period.
Below is a summary of leasing activity for the six months ended June 30, 2016 and 2015:

	Total Deals		Inline Deals (1)
	2016	2015	2016	2015
New leases:
Number of leases	35	24	34	23
Square footage (in thousands)	96	65	81	45
First-year base rental revenue (in thousands)	$1,511	$869	$1,391	$710
Average rent PSF	$15.81	$13.35	$17.26	$15.84
Average cost PSF of executing new leases(2)(3)	$33.61	$26.19	$38.27	$35.35
Weighted-average lease term (in years)	8.2	6.5	8.4	6.5
Renewals and options:
Number of leases	82	38	79	37
Square footage (in thousands)	239	124	151	76
First-year base rental revenue (in thousands)	$3,659	$1,950	$3,138	$1,586
Average rent PSF	$15.31	$15.68	$20.83	$20.93
Average rent PSF prior to renewals	$13.62	$14.04	$18.60	$18.24
Percentage increase in average rent PSF	12.41%	11.7%	12.0%	14.7%
Average cost PSF of executing renewals and options(2)	$4.32	$3.10	$4.58	$4.26
Weighted-average lease term (in years)	5.7	5.5	5.2	5.9
Portfolio retention rate(3)	82.5%	78.9%	82.5%	78.9%

(1)	We consider an inline deal to be a lease for less than 10,000 square feet of general leasable area.

(2)	The cost of executing new leases, renewals, and options includes leasing commissions, tenant improvement costs, and tenant concessions.

(3)	The portfolio retention rate is calculated by dividing a) total square feet of retained tenants with current period lease expirations by b) the square feet of leases expiring during the period.

The average rent per square foot and cost of executing leases fluctuates based on the tenant mix, size of the space, and lease term. Leases with national and regional tenants generally require a higher cost per square foot than those with local tenants. However, such tenants will also pay a higher rent per square foot for a longer term. As we continue to attract more of these national and regional tenants, our costs to lease have increased.

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
The table below is a comparison of the Same-Center NOI for the three and six months ended June 30, 2016, to the same periods ended June 30, 2015 (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Revenues:
Rental income(1)	$6,279	$5,916	$363		$12,580	$11,822	$758
Tenant recovery income	2,515	1,849	666		5,012	3,882	1,130
Other property income	78	26	52		132	219	(87)
Total	8,872	7,791	1,081	13.9%	17,724	15,923	1,801	11.3%
Operating expenses:
Property operating expenses	1,450	1,376	74		2,996	2,970	26
Real estate taxes	1,412	1,064	348		2,792	2,170	622
Total	2,862	2,440	422	17.3%	5,788	5,140	648	12.6%
Total Same-Center NOI	$6,010	$5,351	$659	12.3%	$11,936	$10,783	$1,153	10.7%

(1)	Excludes straight-line rental income and net amortization of above- and below-market leases.
Same-Center NOI increased $1.2 million, or 10.7%, for the six months ended June 30, 2016, as compared to the same period in 2015. This positive growth was primarily due to a $0.30 increase in minimum rent per square foot, an improvement in occupancy of 2.8%, and an improvement in the tenant recovery income resulting from the combination of an increase in real estate tax expense and increase in our recovery rate.

Below is a reconciliation of net loss to Same-Center NOI for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net loss	$(4,552)	$(1,229)	$(3,201)	$(1,344)
Adjusted to exclude:
Interest expense, net	2,250	944	3,703	1,645
Gain on contribution of properties to unconsolidated joint venture	—	—	(3,341)	—
Other income (expense), net	122	(84)	242	(168)
General and administrative expenses	4,812	556	8,852	1,183
Acquisition expenses	5,219	2,506	7,991	3,671
Depreciation and amortization	13,823	5,275	26,112	9,462
Net amortization of above- and below-market leases	(546)	(245)	(958)	(475)
Straight-line rental income	(938)	(363)	(1,747)	(636)
NOI	20,190	7,360	37,653	13,338
Less: NOI from centers excluded from Same-Center	(14,180)	(2,009)	(25,717)	(2,555)
Total Same-Center NOI	$6,010	$5,351	$11,936	$10,783

Funds from Operations and Modified Funds from Operations
Funds from operations (“FFO”) is a non-GAAP performance financial measure that is widely recognized as a measure of REIT operating performance. We use FFO as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) to be net income (loss), computed in accordance with GAAP and gains (or losses) from sales of depreciable real estate property (including deemed sales and settlements of pre-existing relationships), plus depreciation and amortization on real estate assets and impairment charges, and after related adjustments for unconsolidated partnerships, joint ventures and noncontrolling interests. We believe that FFO is helpful to our investors and our management as a measure of operating performance because it, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which are not immediately apparent from net income.
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

•
Adjustment for gains or losses related to early extinguishment of derivatives and debt instruments—These adjustments are not related to continuing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods and to other real estate operators.

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

FFO AND MFFO
FOR THE PERIODS ENDED JUNE 30, 2016 AND 2015
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Calculation of FFO
Net loss	$(4,552)	$(1,229)	$(3,201)	$(1,344)
Adjustments:
Depreciation and amortization of real estate assets	13,823	5,275	26,112	9,462
Gain on contribution of properties to unconsolidated joint venture	—	—	(3,341)	—
Depreciation and amortization related to unconsolidated joint venture	233	—	233	—
FFO	$9,504	$4,046	$19,803	$8,118
Calculation of MFFO
FFO	$9,504	$4,046	$19,803	$8,118
Adjustments:
Acquisition expenses	5,219	2,506	7,991	3,671
Net amortization of above- and below-market leases	(546)	(245)	(958)	(475)
Straight-line rental income	(938)	(363)	(1,747)	(636)
Amortization of market debt adjustment	(230)	(199)	(340)	(322)
Change in fair value of derivatives	(106)	—	(100)	—
Adjustments related to unconsolidated joint venture	19	—	19	—
MFFO	$12,922	$5,745	$24,668	$10,356

Weighted-average common shares outstanding - basic and diluted	46,261	33,826	46,143	29,530
Net loss per share - basic and diluted	$(0.10)	$(0.04)	$(0.07)	$(0.05)
FFO per share - basic and diluted	$0.21	$0.12	$0.43	$0.27
MFFO per share - basic and diluted	$0.28	$0.17	$0.53	$0.35

Liquidity and Capital Resources
General
Our principal cash demands are for real estate and real estate-related investments, acquisition expenses, capital expenditures, operating expenses, repurchases of common stock, distributions to stockholders, and principal and interest on our outstanding indebtedness. Generally, we expect cash needed for items other than acquisitions and acquisition expenses to be generated from operating cash flows, proceeds from our distribution reinvestment plan (the “DRIP”), and proceeds from debt financings, including borrowings under our unsecured credit facility, as our primary sources of immediate and long-term liquidity. As of March 31, 2016, we had invested all of the proceeds from our initial public offering in real estate properties. We anticipate making additional investments to complete of our portfolio using proceeds from additional debt.
As of June 30, 2016, we had cash and cash equivalents of $6.4 million. During the six months ended June 30, 2016, we had a net cash decrease of $11.0 million, primarily as a result of real estate acquisitions.
Operating Activities
Our net cash provided by operating activities consists primarily of cash inflows from tenant rental and recovery payments and cash outflows for property operating expenses, real estate taxes, general and administrative expenses, acquisition expenses, and interest payments.
Our cash flows from operating activities were $20.1 million as of June 30, 2016, compared to $7.7 million from the same period in 2015. The increase is primary due to an increase in the number of properties owned and the length of ownership of these properties. Operating cash flows are expected to continue to increase as additional properties are added to our portfolio.

Investing Activities
Net cash used in investing activities is impacted by the nature, timing, extent of improvements, and acquisition of real estate and real estate related assets.
During the six months ended June 30, 2016, we had a total cash outlay of $326.3 million related to property acquisitions, including the 18 grocery-anchored shopping centers and one strip center adjacent to a previously acquired grocery-anchored shopping center. During the same period in 2015, we acquired eleven grocery-anchored shopping centers and one strip center adjacent to a previously acquired grocery-anchored shopping center for a total cash investment of $163.4 million, resulting in an increase in our cash paid for investing activities. We continue to evaluate the market for available properties and actively acquire properties when we believe strategic opportunities exist.
In March 2016, we entered into a joint venture agreement under which we will contribute up to $50 million of equity. As of June 30, 2016, our net contribution was $6.9 million as we had contributed six properties with a fair value of approximately $94.3 million and received a distribution of $87.4 million in cash.
Financing Activities
Our net cash used in, or provided by, financing activities is impacted by the payment of distributions, borrowings during the period, and principal and other payments associated with our outstanding debt. As our debt obligations mature, we intend to refinance the remaining balance, if possible, or pay off the balances at maturity using proceeds from operations and/or corporate-level debt.
As of June 30, 2016, our debt to total enterprise value was 11.6%. Debt to total enterprise value is calculated as net debt (total debt, excluding below-market debt adjustments and deferred financing costs, less cash and cash equivalents) as a percentage of enterprise value (equity value, calculated as total common shares outstanding multiplied by the estimated value per share of $22.50, plus net debt).
We have access to a revolving credit facility with a capacity of up to $350 million with a current interest rate of LIBOR plus 1.30%. As of June 30, 2016, $341.5 million was available for borrowing under the revolving credit facility. The revolving credit facility matures in June 2018, with additional options to extend to June 2019. Our credit facility may be expanded up to $700 million, from which we may draw funds to pay certain long-term debt obligations as they mature, acquire properties, or pay operating costs and expenses.
We also have access to the term loan facility (the “Term Loans”), which includes two term loan tranches with an interest rate of LIBOR plus 1.30%. As of June 30, 2016, $127.0 million was available to borrow under the Term Loans. The first tranche of term loans matures in July 2019, with options to extend to June 2021. The second tranche of Term Loans matures in June 2020, with an option to extend to June 2021. A maturity date extension for the first or second tranche of Term Loans requires the payment of an extension fee of 0.15% of the then outstanding principal amount of the corresponding tranche. On July 7, 2016, we entered into interest rate swap agreements to fix the interest rate on $243 million on the Term Loans. The swaps convert the LIBOR rate on the first tranche of $121.5 million and second tranche of $121.5 million to a fixed rate of interest of 2.24% through July 2019 and 2.3075% through June 2020, respectively.
We offer a share repurchase program (“SRP”) that provides a limited opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations. Effective as of May 15, 2016, the cash available for repurchases on any particular date is generally limited to the proceeds from the DRIP during the preceding four fiscal quarters, less amounts already used for repurchases since the beginning of that period. During the six months ended June 30, 2016, we paid cash for repurchases of common stock in the amount of $11.0 million.

Activity related to distributions to our stockholders for the six months ended June 30, 2016 and 2015 is as follows (in thousands):

	Six Months Ended June 30,
	2016	2015
Gross distributions paid	$37,469	$21,920
Distributions reinvested through DRIP	19,338	11,528
Net cash distributions	18,131	10,392
Net loss	(3,201)	(1,344)
Net cash provided by operating activities	20,097	7,688
FFO(1)	19,803	8,118
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

Contractual Commitments and Contingencies
Our contractual obligations as of June 30, 2016, were as follows (in thousands):

	Payments due by period
	Total	2016	2017	2018	2019	2020	Thereafter
Long-term debt obligations - principal payments	$386,662	$1,243	$23,024	$34,067	$123,526	$123,630	$81,172
Long-term debt obligations - interest payments	49,134	5,785	10,602	9,385	7,267	4,868	11,227
Operating lease obligations	1,638	182	364	364	364	364	—
Total	$437,434	$7,210	$33,990	$43,816	$131,157	$128,862	$92,399
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
As of June 30, 2016, we were in compliance with all restrictions and covenants of our outstanding debt obligations. We expect to continue to meet the requirements of our debt covenants over the short- and long-term.

Critical Accounting Policies
There have been no changes to our critical accounting policies during the six months ended June 30, 2016. For a summary of our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 3, 2016.
Refer to Note 2 of our consolidated financial statements in this report for discussion of the impact of newly adopted and recently issued accounting pronouncements.

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
As of June 30, 2016, we were party to two interest rate swap agreements that, in effect, fixed the variable interest rate on $15.9 million of two of our secured variable-rate mortgage notes at 6.0%. On July 7, 2016, we entered into interest rate swap agreements to fix the interest rate on $243 million on the Term Loans. The swaps convert the LIBOR rate on the first tranche of $121.5 million and second tranche of $121.5 million to a fixed rate of interest of 2.24% through July 2019 and 2.3075% through June 2020, respectively.
As of June 30, 2016, we had not fixed the interest rate for $251.5 million of our unsecured variable-rate debt through derivative financial instruments, and as a result, we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows. The impact on our annual results of operations of a one-percentage point increase in interest rates on the outstanding balance of our variable-rate debt at June 30, 2016, would result in approximately $2.5 million of additional interest expense. We had no other outstanding interest rate contracts as of June 30, 2016. However, after July 7, 2016, as a result of the additional swaps we entered into, the variable interest rate portion of our debt was reduced by $243 million.
As the information presented above includes only those exposures that exist as of June 30, 2016, it does not consider those exposures or positions that could arise after that date. Hence, the information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
We do not have any foreign operations, and thus we are not exposed to foreign currency fluctuations.

Item 4.         Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2016. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2016.
Internal Control Changes
During the quarter ended June 30, 2016, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015, and in our Quarterly Report on Form 10-Q for the three months ended March 31, 2016.
Risks Related to an Investment in Us
To date, we have not generated sufficient cash flow from operations to pay distributions, and, therefore, we have paid, and may continue to pay, a portion of our distributions from the net proceeds from the issuance of shares of our common stock and debt proceeds, which reduces the amount of cash we ultimately have to invest in assets, negatively impacting the value of our stockholders’ investment and is dilutive to our stockholders.
Our organizational documents permit us to pay distributions from sources other than cash flow from operations. Specifically, some or all of our distributions have been or may be paid from retained cash flow, from borrowings and from cash flow from investing activities, including the net proceeds from the sale of our assets, or from the net proceeds from the issuance of shares of our common stock. Accordingly, until such time as we are generating cash flow from operations sufficient to cover distributions, we will likely continue to pay distributions from our debt proceeds. We have not established any limit on the extent to which we may use alternate sources to pay distributions. We began declaring distributions to stockholders of record during February 2014. A portion of the distributions paid to stockholders to date have been paid from the net proceeds of the issuance of shares of our common stock, which reduced the proceeds available for other purposes.
For the six months ended June 30, 2016, we paid gross distributions to our common stockholders of $37.5 million, including distributions reinvested through the DRIP of $19.3 million, or 51.6%, of our distributions paid. For the six months ended June 30, 2016, our net cash provided by operating activities was $20.1 million, which represents a shortfall of $17.4 million, or 46.4%, of our distributions paid, while our FFO was $19.8 million, which represents a shortfall of $17.7 million, or 47.1%, of the distributions paid. The shortfall was funded by proceeds from our DRIP. To the extent we pay cash distributions, or a portion thereof, from sources other than cash flow from operations, we will have less capital available to invest in properties and other real estate-related assets, the book value per share may decline, and there will be no assurance that we will be able to sustain distributions at that level.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

a)	We did not sell any equity securities that were not registered under the Securities Act during the six months ended June 30, 2016.

b)	Not applicable.

c)
Our SRP may provide a limited opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations. During the quarter ended June 30, 2016, we repurchased shares as follows (shares in thousands):

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(3)	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
April 2016	66	$23.05	66	(4)
May 2016	151	22.50	151	(4)
June 2016	183	22.50	183	(4)

(1)	All purchases of our equity securities by us in the three months ended June 30, 2016 were made pursuant to the SRP.

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

(3)We announced the commencement of the SRP on November 25, 2013, and it was subsequently amended effective May 15, 2016.

(4)
We currently limit the dollar value and number of shares that may yet be repurchased under the SRP as described below. During the three months ended June 30, 2016, we repurchased $9.1 million of common stock, which represented all repurchase requests received timely, in good order and eligible for repurchase during that period.

There are several limitations on our ability to repurchase shares under the program:

•
Unless the shares are being repurchased in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence,” we may not repurchase shares unless the stockholder has held the shares for one year.

•	During any calendar year, we may repurchase no more than 5.0% of the weighted-average number of shares outstanding during the prior calendar year.

•
We have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

•
The cash available for repurchases on any particular date will generally be limited to the proceeds from the DRIP during the preceding four fiscal quarters, less any cash already used for repurchases since the beginning of the same period; however, subject to the limitations described above, we may use other sources of cash at the discretion of the board of directors. The limitations described above do not apply to shares repurchased due to a stockholder’s death, “qualifying disability,” or “determination of incompetence.”

•
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

•	The board of directors reserves the right, in its sole discretion, at any time and from time to time, to reject any request for repurchase.
Our board of directors may amend, suspend or terminate the program upon 30 days’ notice. We may provide notice by including such information (a) in a current report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or (b) in a separate mailing to the stockholders.

Item 3.        Defaults Upon Senior Securities
Not applicable.

Item 4.        Mine Safety Disclosures
Not applicable.

Item 5.        Other Information
Amended Charter
On August 2, 2016, we reconvened our annual meeting of stockholders in Salt Lake City, Utah, which meeting had been adjourned by our board of directors on June 28, 2016, in order to solicit additional proxies in favor of three proposals to amend our charter. The following are the voting results with respect to the three proposals to amend our charter (the proposals below are described in detail in the proxy statement related to the annual meeting of stockholders):
Matter 2A - Approve an amendment of our charter to eliminate or revise certain provisions of our charter that had previously been required by state securities administrators in connection with our initial public offering or that relate to such required provisions.

For	Against	Abstain	Broker Non-Votes
24,840,279.442	1,804,937.025	1,568,056.512	—

Matter 2B - Approve an amendment of our charter to remove a provision that prohibits the payment of any compensation or remuneration to our advisor or its affiliates in connection with an internalization of management services.

For	Against	Abstain	Broker Non-Votes
23,209,289.406	3,266,905.976	1,737,077.597	—
Matter 3A - Approve an amendment of the Company's charter to add a provision that enables us to declare and pay a dividend of one class of our stock to the holders of shares of another class of stock.

For	Against	Abstain	Broker Non-Votes
24,156,091.957	2,343,048.174	1,714,132.848	—
The three proposals to amend our charter were approved on August 2, 2016, and the Second Articles of Amendment and Restatement were filed in Maryland and became effective on August 3, 2016.
 Amended Bylaws
On August 3, 2016, we entered into Amended and Restated Bylaws. Under the Amended and Restated Bylaws, a majority of our outstanding voting stock will be required to call a special meeting of stockholders, as opposed to 10% or more of the outstanding voting stock as required under the prior Bylaws.
Advisory Agreement
On August 2, 2016, we entered into a second amendment to our advisory agreement to remove provisions that prohibit the payment of any compensation or remuneration to our advisor or its affiliates in connection with an internalization of management services. The changes were consistent with the changes to our charter that were approved by our stockholders.

Item 6.          Exhibits

Ex.	Description

3.1	Second Articles of Amendment and Restatement*
3.2	Amended and Restated Bylaws*
10.1
First Amendment to Credit Agreement, by and among Phillips Edison Grocery Center Operating Partnership II, L.P., Phillips Edison Grocery Center REIT II, Inc., certain subsidiary guarantors, KeyBank National Association, and the lenders named therein, dated June 3, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 9, 2016)

10.2
Second Amendment to Advisory Agreement, dated August 2, 2016, by and among Phillips Edison Grocery Center REIT II, Inc., Phillips Edison Grocery Center Operating Partnership II, L.P. and Phillips Edison NTR II LLC*

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
101.1
The following information from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Equity; and (iv) Consolidated Statements of Cash Flows*

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS EDISON GROCERY CENTER REIT II, INC.

Date: August 4, 2016	By:
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2016	By:
Devin I. Murphy
Chief Financial Officer
(Principal Financial Officer)