Form 10-Q/A
period 2016-06-30
PHILLIPS EDISON GROCERY CENTER REIT II, INC.
filed 2016-08-05
CIK 1581405

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE
Phillips Edison Grocery Center REIT II, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the period ended June 30, 2016 (the “Original Form 10-Q”), originally filed with the Securities and Exchange Commission on August 4, 2016. The purpose of this Amendment is solely to add the signatures of the principal executive officer and principal financial officer to the Original Form 10-Q, which signatures were inadvertently omitted from the Original Form 10-Q.
No revisions are being made to the Company’s financial statements. This Amendment speaks as of the original filing date, does not reflect events occurring after the original filing of the Form 10-Q, or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Form 10-Q.
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer pursuant to Rule 13a-14(a) of the Exchange Act are filed herewith as exhibits.

Item 6.          Exhibits

Ex.	Description

3.1	Second Articles of Amendment and Restatement**
3.2	Amended and Restated Bylaws**
10.1
First Amendment to Credit Agreement, by and among Phillips Edison Grocery Center Operating Partnership II, L.P., Phillips Edison Grocery Center REIT II, Inc., certain subsidiary guarantors, KeyBank National Association, and the lenders named therein, dated June 3, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 9, 2016)

10.2
Second Amendment to Advisory Agreement, dated August 2, 2016, by and among Phillips Edison Grocery Center REIT II, Inc., Phillips Edison Grocery Center Operating Partnership II, L.P. and Phillips Edison NTR II LLC**

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
101.1
The following information from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Equity; and (iv) Consolidated Statements of Cash Flows**

* Filed herewith.
**Previously filed with original Phillips Edison Grocery Center REIT II, Inc. Form 10-Q, on August 4, 2016.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS EDISON GROCERY CENTER REIT II, INC.

Date: August 5, 2016	By:	/s/ Jeffrey S. Edison
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2016	By:	/s/ Devin I. Murphy
Devin I. Murphy
Chief Financial Officer
(Principal Financial Officer)