Form 10-Q
period 2016-09-30
PHILLIPS EDISON GROCERY CENTER REIT II, INC.
filed 2016-11-03
CIK 1581405

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2016, there were 46.3 million outstanding shares of common stock of Phillips Edison Grocery Center REIT II, Inc.

PART I.        FINANCIAL INFORMATION

Item 1.          Financial Statements

PHILLIPS EDISON GROCERY CENTER REIT II, INC.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2016 AND DECEMBER 31, 2015
(Unaudited)
(In thousands, except per share amounts)

	September 30, 2016	December 31, 2015
ASSETS
Investment in real estate:
Land and improvements	$422,132	$319,272
Building and improvements	838,298	635,426
Acquired in-place lease assets	129,639	100,144
Acquired above-market lease assets	11,804	11,667
Total investment in property	1,401,873	1,066,509
Accumulated depreciation and amortization	(69,819)	(30,204)
Net investment in property	1,332,054	1,036,305
Investment in unconsolidated joint venture	9,342	—
Total investment in real estate assets, net	1,341,396	1,036,305
Cash and cash equivalents	10,021	17,359
Accounts receivable – affiliates	—	939
Other assets, net	34,025	25,110
Total assets	$1,385,442	$1,079,713

LIABILITIES AND EQUITY
Liabilities:
Mortgages and loans payable, net	$420,735	$81,305
Acquired below-market lease intangibles, net of accumulated amortization of $5,287 and $2,468, respectively	51,814	43,917
Accounts payable – affiliates	3,156	2,073
Accounts payable and other liabilities	32,742	29,133
Total liabilities	508,447	156,428
Commitments and contingencies (Note 7)	—	—
Equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized, zero shares issued and outstanding
at September 30, 2016 and December 31, 2015, respectively	—	—
Common stock, $0.01 par value per share, 1,000,000 shares authorized, 46,206 and 45,723 shares
issued and outstanding at September 30, 2016 and December 31, 2015, respectively	463	458
Additional paid-in capital	1,023,600	1,011,635
Accumulated other comprehensive income	1,101	—
Accumulated deficit	(148,169)	(88,808)
Total equity	876,995	923,285
Total liabilities and equity	$1,385,442	$1,079,713

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Rental income	$25,241	$12,067	$69,415	$27,903
Tenant recovery income	8,609	4,285	23,796	9,257
Other property income	152	89	470	332
Total revenues	34,002	16,441	93,681	37,492
Expenses:
Property operating	5,498	2,745	15,391	6,396
Real estate taxes	5,129	2,809	14,557	5,760
General and administrative	4,437	617	13,289	1,800
Acquisition expenses	579	4,160	8,570	7,831
Depreciation and amortization	14,933	7,157	41,045	16,619
Total expenses	30,576	17,488	92,852	38,406
Other:
Interest expense, net	(3,371)	(1,167)	(7,074)	(2,812)
Gain on contribution of properties to unconsolidated joint venture	—	—	3,341	—
Other (expense) income, net	(7)	86	(249)	254
Net income (loss)	$48	$(2,128)	$(3,153)	$(3,472)
Per share information - basic and diluted:
Net income (loss) per share - basic and diluted	$0.00	$(0.05)	$(0.07)	$(0.10)
Weighted-average common shares outstanding:
Basic	46,219	41,387	46,168	33,526
Diluted	46,221	41,387	46,170	33,526

Comprehensive income (loss):
Net income (loss)	$48	$(2,128)	$(3,153)	$(3,472)
Other comprehensive income (loss):
Unrealized gain on derivatives	1,012	—	1,012	—
Reclassification of derivative loss into interest expense	89	—	89	—
Comprehensive income (loss)	$1,149	$(2,128)	$(2,052)	$(3,472)

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(Unaudited)
(In thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at January 1, 2015	22,548	$225	$490,996	$—	$(22,720)	$468,501
Issuance of common stock	21,074	211	522,971	—	—	523,182
Share repurchases	(90)	(1)	(3,128)	—	—	(3,129)
Distribution reinvestment plan (“DRIP”)	848	9	20,129	—	—	20,138
Common distributions declared, $1.22 per share	—	—	—	—	(40,762)	(40,762)
Offering costs	—	—	(50,441)	—	—	(50,441)
Net loss	—	—	—	—	(3,472)	(3,472)
Balance at September 30, 2015	44,380	$444	$980,527	$—	$(66,954)	$914,017

Balance at January 1, 2016	45,723	$458	$1,011,635	$—	$(88,808)	$923,285
Share repurchases	(770)	(8)	(16,893)	—	—	(16,901)
DRIP	1,253	13	28,848	—	—	28,861
Change in unrealized gain on interest rate swaps	—	—	—	1,101	—	1,101
Common distributions declared, $1.22 per share	—	—	—	—	(56,208)	(56,208)
Share-based compensation	—	—	10	—	—	10
Net loss	—	—	—	—	(3,153)	(3,153)
Balance at September 30, 2016	46,206	$463	$1,023,600	$1,101	$(148,169)	$876,995

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(Unaudited)
(In thousands)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,153)	$(3,472)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	40,281	16,030
Net amortization of above- and below-market leases	(1,547)	(778)
Amortization of deferred financing expense	1,377	765
Gain on contribution of properties	(3,341)	—
Change in fair value of derivatives	(317)	—
Straight-line rental income	(2,199)	(1,282)
Equity in net loss of unconsolidated joint venture	126	—
Other	125	—
Changes in operating assets and liabilities:
Accounts receivable and accounts payable – affiliates	2,022	626
Other assets	(8,693)	(4,480)
Accounts payable and other liabilities	10,065	6,603
Net cash provided by operating activities	34,746	14,012
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(348,611)	(346,473)
Capital expenditures	(11,275)	(4,991)
Change in restricted cash	(822)	(576)
Contribution to unconsolidated joint venture	(2,580)	—
Proceeds after contribution to unconsolidated joint venture	87,386	—
Net cash used in investing activities	(275,902)	(352,040)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in credit facility	56,000	—
Proceeds from mortgages and loans payable	243,000	—
Payments on mortgages and loans payable	(13,364)	(521)
Payments of deferred financing expenses	(5,517)	(602)
Distributions paid, net of DRIP	(27,519)	(17,872)
Repurchases of common stock	(18,782)	(2,134)
Payment of offering costs	—	(57,297)
Proceeds from issuance of common stock	—	523,182
Net cash provided by financing activities	233,818	444,756
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,338)	106,728
CASH AND CASH EQUIVALENTS:
Beginning of period	17,359	179,117
End of period	$10,021	$285,845

SUPPLEMENTAL CASH FLOW DISCLOSURE, INCLUDING NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$6,148	$2,298
Fair value of debt assumed	58,047	42,085
Initial investment in unconsolidated joint venture	6,888	—
Accrued capital expenditures	954	3,829
Change in obligation with sponsor(s)	—	(6,856)
Change in distributions payable	(172)	2,752
Change in accrued share repurchase obligation	(1,881)	995
Distributions reinvested	28,861	20,138

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
As of September 30, 2016, we wholly-owned fee simple interests in 70 real estate properties acquired from third parties unrelated to us or PE-NTR II. In addition, we own a 20% equity interest in a joint venture that owned seven real estate properties (see Note 4).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Set forth below is a summary of the significant accounting estimates and policies that management believes are important to the preparation of our consolidated interim financial statements. Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and require the application of significant judgment by management. As a result, these estimates are subject to a degree of uncertainty. There have been no changes to our significant accounting policies during the nine months ended September 30, 2016, except for the items discussed below. For a full summary of our accounting policies, refer to our 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 3, 2016.
Basis of Presentation and Principles of Consolidation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report on Form 10-Q should refer to the audited consolidated financial statements of Phillips Edison Grocery Center REIT II, Inc. for the year ended December 31, 2015, which are included in our 2015 Annual Report on Form 10-K. In the opinion of management, all normal and recurring adjustments necessary for the fair presentation of the unaudited consolidated financial statements for the periods presented have been included in this Quarterly Report. Our results of operations for the three and nine months ended September 30, 2016, are not necessarily indicative of the operating results expected for the full year.
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
Share-based Compensation—We account for our share-based compensation plan based on the Financial Accounting Standards Board (“FASB”) guidance which requires that compensation expense be recognized based on the fair value of the stock awards less estimated forfeitures. Our restricted stock grants vest based upon the completion of a service period (“service-based grants”). Service-based grants are valued according to the determined value per share for our common stock at the date of grant. Awards of service-based grants of stock are expensed as compensation on a straight-line basis over the vesting period.
Reclassifications—The following line item on our consolidated balance sheets as of December 31, 2015, was reclassified to conform to the current year presentation:

•	Acquired Intangible Lease Assets was separated into Acquired Above-Market Lease Assets and Acquired In-Place Lease Assets.
Newly Adopted and Recently Issued Accounting Pronouncements—In April 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-03, Interest - Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). This update amends existing guidance to require the presentation of certain debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). This update provides guidance regarding the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. We adopted ASU 2015-03 and ASU 2015-15 on January 1, 2016, and retrospectively applied the guidance for all periods presented. Unamortized debt issuance costs of $4.8 million and $1.4 million are included in Mortgages and Loans Payable, Net as of September 30, 2016 and December 31, 2015, respectively, which were previously included in Deferred Financing Expense, Net on our consolidated balance sheets. The remaining amounts included in Other Assets, Net on our consolidated balance sheets were related to our revolving credit facility. The adoption did not have an impact on our results of operations (see Note 6).
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis to ASC Topic 810 Consolidation (“ASU 2015-02”). ASU 2015-02 includes all reporting entities within the scope of Subtopic 810-10 Consolidation - Overall, including limited partnerships and similar legal entities, unless a scope exception applies. Overall the amendments in this update are to simplify the codification and reduce the number of consolidation models and place more emphasis on risk of loss when determining controlling financial interests. ASU 2015-02 was effective beginning in the first quarter of the year ending December 31, 2016. We have evaluated the impact of the adoption of ASU 2015-02 on our consolidated financial statements and have determined under ASU 2015-02 that the Operating Partnership is considered a variable interest entity (“VIE”). We are the primary beneficiary of the VIE and our partnership interest is considered a majority voting interest. As such, this standard did not have a material impact on our consolidated financial statements.

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
Real Estate Investments—The purchase prices of the investment properties, including related lease intangible assets and liabilities, were allocated at estimated fair value based on Level 3 inputs, such as discount rates, capitalization rates, comparable sales, replacement costs, income and expense growth rates, and current market rents and allowances as determined by management.

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
The following is a summary of discount rates and borrowings as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016	December 31, 2015
Discount rates:
Unsecured variable-rate debt	1.98% - 2.22%	—%
Secured fixed-rate debt	3.88%	3.50%
Borrowings:
Fair value	$422,203	$87,387
Recorded value(1)	425,511	82,720

(1)	Recorded value does not include deferred financing costs of $4.8 million and $1.4 million as of September 30, 2016 and December 31, 2015, respectively.
Derivative Instruments—In July 2016, we entered into interest rate swap agreements with a notional amount of $243 million that are measured at fair value on a recurring basis. These interest rate swaps effectively fix the LIBOR rate on the first tranche of $121.5 million and second tranche of $121.5 million of our unsecured term loan facility (the “Term Loans”) to a fixed rate of interest of 2.24% through July 2019 and 2.3075% through June 2020, respectively. These swaps qualify and have been designated as cash flow hedges.
As of September 30, 2016 and December 31, 2015, we were also party to two interest rate swap agreements with a total notional amount of $15.8 million and $16.1 million, respectively. They were assumed as part of two property acquisitions, and are measured at fair value on a recurring basis. The interest rate swap agreements, in effect, fix the variable interest of two of our secured variable-rate mortgage notes at an annual interest rate of 6.0% through July 2018. These swaps have not been designated as cash flow hedges.
The fair values of the interest rate swap agreements as of September 30, 2016 and December 31, 2015, were based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and were determined using interest rate pricing models and interest rate related observable inputs. Although we determined that the significant inputs used to value our derivatives fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of September 30, 2016 and December 31, 2015, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
We record derivative assets in Other Assets, Net and derivative liabilities in Accounts Payable and Other Liabilities on our consolidated balance sheets. The fair value measurements of our financial liability and asset as of September 30, 2016 and December 31, 2015, are as follows (in thousands):

	September 30, 2016	December 31, 2015
Derivative asset designated as hedging instruments:
Interest rate swaps - unsecured term loan facility	$1,101	$—
Derivative liability not designated as hedging instruments:
Interest rate swaps - mortgage notes	1,093	1,410

4. INVESTMENT IN UNCONSOLIDATED JOINT VENTURE
On March 22, 2016, we entered into a joint venture (the “Joint Venture”) through our indirect wholly-owned subsidiary, PE OP II Value Added Grocery, LLC (“REIT Member”) with a limited partnership (“Investor Member”) affiliated with TPG Real Estate, the real estate platform of the global private investment firm TPG, and with PECO Value Added Grocery Manager, LLC (“PECO Member”), a wholly-owned subsidiary of our Phillips Edison sponsor, and an affiliate of our advisor and property manager, Phillips Edison & Company Ltd. (“Property Manager”). REIT Member owns a 20% initial equity interest and Investor Member owns an 80% initial equity interest in the Joint Venture. REIT Member and Investor Member may contribute up to $50 million and $200 million of equity, respectively, to the Joint Venture.
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
In addition, REIT Member entered into a Contribution Agreement with Investor Member and the Joint Venture (the “Contribution Agreement”), pursuant to which REIT Member contributed to the Joint Venture its ownership interests in six grocery-anchored shopping center properties. The contributed properties were valued at approximately $94.3 million. The Joint Venture distributed cash of $87.4 million to REIT Member, which was net of REIT Member’s initial investment of $6.9 million. Due to our 20% interest in the Joint Venture, the contribution of the six properties is considered a partial sale. As a result, we deferred 20% of the gain from the contribution and recognized an immediate net gain of $3.3 million from this transaction. As of September 30, 2016, we have contributed $9.3 million of the $50 million commitment.
Subsequent to September 30, 2016, the Joint Venture acquired two additional shopping centers, bringing their property total to nine. We also contributed additional $1.4 million to the Joint Venture for their upcoming subsequent acquisitions.

5. REAL ESTATE ACQUISITIONS
During the nine months ended September 30, 2016, we acquired 19 grocery-anchored shopping centers and additional real estate adjacent to a previously acquired grocery-anchored shopping center for an aggregate purchase price of approximately $406.7 million, including six acquisitions with $54.5 million of assumed debt with a fair value of $58.0 million. During the nine months ended September 30, 2015, we acquired 19 grocery-anchored shopping centers and additional real estate adjacent to a previously acquired grocery-anchored shopping center for an aggregate purchase price of $390.2 million, including $41.0 million of assumed debt with a fair value of $42.1 million. The following tables present certain additional information regarding our acquisitions of properties during the nine months ended September 30, 2016.
For the nine months ended September 30, 2016 and 2015, we allocated the purchase price of acquisitions to the fair value of the assets acquired and liabilities assumed as follows (in thousands):

	2016	2015
Land and improvements	$129,506	$124,576
Building and improvements	252,186	240,127
Acquired in-place leases	39,277	37,918
Acquired above-market leases	1,327	4,259
Acquired below-market leases	(15,561)	(16,686)
Total assets and lease liabilities acquired	406,735	390,194
Less: Fair value of assumed debt at acquisition	58,047	42,085
Net assets acquired	$348,688	$348,109
The weighted-average amortization periods for in-place, above-market, and below-market lease intangibles acquired during the nine months ended September 30, 2016 and 2015, are as follows (in years):

	2016	2015
Acquired in-place leases	13	9
Acquired above-market leases	8	7
Acquired below-market leases	17	14

The amounts recognized for revenues, acquisition expenses, and net loss from each respective acquisition date to September 30, 2016 and 2015, related to the operating activities of our acquisitions are as follows (in thousands):

	2016	2015
Revenues	$17,165	$11,741
Acquisition expenses	7,481	7,155
Net loss	(3,750)	(6,118)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Pro forma revenues	$34,406	$35,097	$104,637	$104,330
Pro forma net income	466	3,656	4,071	7,453

6. MORTGAGES AND LOANS PAYABLE
Our credit agreement provides access to an unsecured revolving credit facility and an unsecured term loan facility (the “Term Loans”). As of September 30, 2016, the capacity on our revolving credit facility was $350 million, with a current interest rate of LIBOR plus 1.3%. The revolving credit facility matures in January 2018 with additional options to extend the maturity to January 2019. The Term Loans include two tranches with an interest rate of LIBOR plus 1.3%. The first tranche of the Term Loans has a maximum principal amount of $185 million and matures in July 2019, with options to extend the maturity to June 2021. The second tranche of the Term Loans has a maximum principal amount of $185 million and matures in June 2020, with an option to extend the maturity to June 2021. The Operating Partnership borrowed $121.5 million under each tranche on the closing date of the first amendment. A maturity date extension for the first or second tranche of term loans requires the payment of an extension fee of 0.15% of the then-outstanding principal amount of the corresponding tranche.
As of September 30, 2016 and December 31, 2015, the weighted-average interest rate for all of our mortgages and loans payable was 2.8% and 5.6%, respectively.
The following is a summary of our debt obligations as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Unsecured term loans - fixed-rate(1)	$243,000	$—
Unsecured revolving credit facility - variable-rate (2)	56,000	—
Fixed-rate mortgages payable(3) (4)	122,574	81,398
Assumed below-market debt adjustment, net (5)	3,937	1,322
Deferred financing costs, net(6)	(4,776)	(1,415)
Total	$420,735	$81,305

(1)
As of September 30, 2016, the interest rate on $243 million outstanding under our Term Loans was, effectively, fixed at various interest rates by two interest rate swap agreements with maturities ranging from July 2019 to June 2020 (see Notes 3 and 8).

(2)
The gross borrowings under our revolving credit facility were $448.0 million during the nine months ended September 30, 2016. The gross payments under our revolving credit facility were $392.0 million during the nine months ended September 30, 2016.

(3)
Due to the non-recourse nature of our fixed-rate mortgages, the assets and liabilities of the properties securing such mortgages are neither available to pay the debts of the consolidated property-holding limited liability companies nor do they constitute obligations of such consolidated limited liability companies as of September 30, 2016. One of our mortgages has a limited exception which represents a potential $1.0 million obligation in the event of default.

(4)
As of September 30, 2016 and December 31, 2015, the interest rates on $15.8 million and $16.1 million, respectively, outstanding under two of our variable-rate mortgage notes payable were, in effect, fixed at 6.0% by two interest rate swap agreements, which expire in July 2018 (see Notes 3 and 8).

(5)	Net of accumulated amortization of $1.3 million and $0.7 million as of September 30, 2016 and December 31, 2015, respectively.

(6)
Net of accumulated amortization of $0.9 million and $0.2 million as of September 30, 2016 and December 31, 2015, respectively. Deferred financing costs related to the revolving credit facility were $2.2 million and $1.7 million, as of September 30, 2016 and December 31, 2015, respectively, which is net of accumulated amortization of $1.8 million and $1.1 million, respectively, and are recorded in Other Assets, Net.

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
Operating Lease
We lease land under a long-term lease at one property, which was acquired in 2016. Total rental expense for the lease was $91,035 and $151,725 for the three and nine months ended September 30, 2016, respectively. Minimum rental commitments remaining under the noncancelable terms of the lease as of September 30, 2016, are as follows: (i) 2016, $91,035; (ii) 2017, $364,140; (iii) 2018, $364,140; (iv) 2019, $364,140; and (v) 2020, $364,140.

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
Cash Flow Hedges of Interest Rate Risk
Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2016, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt. The ineffective portion, if any, of the change in fair value of the derivatives is recognized directly in earnings.
As of September 30, 2016, we had two interest rate swaps with a notional amount of $243 million that were designated as cash flow hedges of interest rate risk. Amounts reported in AOCI related to these derivatives will be reclassified to Interest Expense, Net as interest payments are made on the variable-rate debt. During the next 12 months, we estimate that an additional $0.1 million will be reclassified from Other Comprehensive Income as an increase to Interest Expense, Net. We had no derivatives outstanding during the three and nine months ended September 30, 2015.
Derivatives Not Designated as Hedging Instruments
Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of these derivative instruments, as well as any payments, are recorded directly in Other (Expense) Income, Net, and resulted in a loss of $43,700 for the three months ended September 30, 2016. Changes in the fair value of these derivative instruments, as well as any payments, resulted in a gain of $0.1 million for the nine months ended September 30, 2016. We had no derivatives outstanding during the three and nine months ended September 30, 2015.
Tabular Disclosure of the Effect of Derivative Instruments on AOCI and the Consolidated Statements of Operations and Comprehensive Income (Loss)
The table below presents the changes in AOCI and the effect of our derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2016 (in thousands):

Balance in AOCI as of January 1, 2016		$—
Amount of gain recognized in other comprehensive income on derivative	$1,012
Amount of loss reclassified from AOCI into interest expense	89
Current-period other comprehensive income		1,101
Balance in AOCI as of September 30, 2016		$1,101
Credit Risk-Related Contingent Features
We have agreements with our derivative counterparties that contain provisions where, if we either default or are capable of being declared in default on any of our indebtedness, we could also be declared to be in default on our derivative obligations. As of September 30, 2016, the fair value of our derivatives excluded any adjustment for nonperformance risk related to this agreement. As of September 30, 2016, we have not posted any collateral related to these agreements.

9. EQUITY
On April 14, 2016, our board of directors established an estimated value per share of our common stock of $22.50 based substantially on the estimated market value of our portfolio of real estate properties as of March 31, 2016. We engaged a third party valuation firm to provide a calculation of the range in estimated value per share of our common stock as of March 31, 2016, which reflected certain balance sheet assets and liabilities as of that date.
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
Class B Units—The Operating Partnership issues limited partnership units that are designated as Class B units for asset management services provided by PE-NTR II. The vesting of the Class B units is contingent upon a market condition and service condition. We had outstanding unvested Class B units of 391,349 and 231,809 as of September 30, 2016 and December 31, 2015, respectively.

10. EARNINGS PER SHARE
Earnings per share (“EPS”) is calculated based on the weighted-average number of common shares outstanding during each period. Diluted EPS considers the effect of any potentially dilutive share equivalents for the three and nine months ended September 30, 2016 and 2015. In the third quarter of 2016, approximately 4,400 shares of restricted stock were granted under our 2013 Independent Director Stock Plan and are potentially dilutive. The securities were included in our diluted EPS calculation but did not have a material impact on EPS for the three and nine months ended September 30, 2016. Class B units are potentially dilutive securities as they contain non-forfeitable rights to dividends or dividend equivalents.
There were 391,349 and 142,714 Class B units of the Operating Partnership outstanding as of September 30, 2016 and 2015, respectively. The vesting of the Class B units is contingent upon a market condition and service condition. Since the satisfaction of both conditions was not probable as of September 30, 2016 and 2015, the Class B units remained unvested and thus were not included in the diluted net income per share computations.

11. RELATED PARTY TRANSACTIONS
Economic Dependency—We are dependent on PE-NTR II, the Property Manager, and their respective affiliates for certain services that are essential to us, including asset acquisition and disposition decisions, asset management, operating and leasing of our properties, and other general and administrative responsibilities. In the event that PE-NTR II, the Property Manager, and/or their respective affiliates are unable to provide such services, we would be required to find alternative service providers, which could result in higher costs and expenses.
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
Summarized below are the cumulative organization and offering costs charged by and the cumulative costs reimbursed to ARC, PE-NTR II and their affiliates as of September 30, 2016 and December 31, 2015, and any related amounts reimbursable to us as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Total organization and offering costs charged	$18,081	$18,081
Less: Total organization and offering costs reimbursed	18,081	19,020
Total organization and offering costs receivable	$—	$(939)
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
Acquisition Expenses—We reimburse PE-NTR II for direct expenses incurred related to selecting, evaluating, and acquiring assets on our behalf. During the nine months ended September 30, 2016 and 2015, we reimbursed PE-NTR II for personnel costs related to due diligence services for assets we acquired during the period.
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
PE-NTR II and ARC are entitled to receive distributions on the Class B units at the same rate as distributions are paid to common stockholders. Such distributions are in addition to the incentive compensation that PE-NTR II, ARC, and their affiliates may receive from us. During the nine months ended September 30, 2016, the Operating Partnership issued 159,540 Class B units to PE-NTR II and ARC under the advisory agreement for the asset management services performed during the period from October 1, 2015 to June 30, 2016. These Class B units will not vest until an economic hurdle has been met. PE-NTR II or one of its affiliates must continue to provide advisory services through the date that such economic hurdle is met. The economic hurdle will be met when the value of the Operating Partnership’s assets plus all distributions made equal or exceed the total amount of capital contributed by investors plus a 6.0% cumulative, pre-tax, non-compounded annual return thereon.
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
General and Administrative Expenses—As of September 30, 2016 and December 31, 2015, we owed PE-NTR II and their affiliates $35,000 and $18,000, respectively, for general and administrative expenses paid on our behalf.

Summarized below are the fees earned by and the expenses reimbursable to ARC and PE-NTR II, except for organization and offering costs and unpaid general and administrative expenses, which we disclose above, for the three and nine months ended September 30, 2016 and 2015, and any related amounts unpaid as of September 30, 2016 and December 31, 2015 (in thousands):

	Three Months Ended		Nine Months Ended		Unpaid Amount as of
	September 30,		September 30,		September 30,	December 31,
	2016	2015	2016	2015	2016	2015
Acquisition fees(1)	$198	$2,105	$4,041	$3,899	$—	$—
Acquisition expenses(1)	40	225	794	463	—	1
Asset management fees(2)	2,649	—	7,262	—	922	—
Class B units distribution(3)	156	28	518	44	52	16
Financing coordination fees(4)	—	—	—	307	—	—
Total	$3,043	$2,358	$12,615	$4,713	$974	$17

(1)	The acquisition fees and expenses are presented as Acquisition Expenses on the consolidated statements of operations.

(2)	Asset management fees are presented in General and Administrative on the consolidated statements of operations.

(3)
Represents the distributions paid to PE-NTR II and ARC as holders of Class B units of the Operating Partnership and is presented in General and Administrative on the consolidated statements of operations.

(4)
Financing fees are presented as Other Assets, Net or Mortgages and Loan Payable, Net, on the consolidated balance sheets and amortized over the term of the related loan. As of January 1, 2016, we are no longer required to pay financing fees.

Property Manager—All of our real properties are managed and leased by the Property Manager. The Property Manager is wholly owned by our Phillips Edison sponsor. The Property Manager also manages real properties owned by Phillips Edison affiliates or other third parties.
Property Management Fee—We pay to the Property Manager a monthly property management fee of 4% of the monthly gross cash receipts from the properties it manages.
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
Expenses and Reimbursements—The Property Manager hires, directs, and establishes policies for employees who have direct responsibility for the operations of each real property it manages, which may include, but is not limited to, on-site managers and building and maintenance personnel. Certain employees of the Property Manager may be employed on a part-time basis and may also be employed by PE-NTR II or certain of its affiliates. The Property Manager also directs the purchase of equipment and supplies and supervises all maintenance activity. We reimburse the costs and expenses incurred by the Property Manager on our behalf, including employee compensation, legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties and corporate matters, as well as fees and expenses of third-party accountants.

Summarized below are the fees earned by and the expenses reimbursable to the Property Manager for the three and nine months ended September 30, 2016 and 2015, and any related amounts unpaid as of September 30, 2016 and December 31, 2015 (in thousands):

	Three Months Ended		Nine Months Ended		Unpaid Amount as of
	September 30,		September 30,		September 30,	December 31,
	2016	2015	2016	2015	2016	2015
Property management fees(1)	$1,314	$548	$3,484	$1,314	$426	$307
Leasing commissions(2)	1,134	497	2,699	1,296	429	86
Construction management fees(2)	370	139	676	226	130	68
Other fees and reimbursements(3)	992	428	2,696	933	462	1,157
Total	$3,810	$1,612	$9,555	$3,769	$1,447	$1,618

(1)	The property management fees are included in Property Operating on the consolidated statements of operations.

(2)
Leasing commissions paid for leases with terms less than one year are expensed immediately and included in Depreciation and Amortization on the consolidated statements of operations. Leasing commissions paid for leases with terms greater than one year, and construction management fees, are capitalized and amortized over the life of the related leases or assets.

(3)	Other fees and reimbursements are included in Property Operating and General and Administrative on the consolidated statements of operations based on the nature of the expense.
Dealer Manager—The dealer manager for our initial public offering was Realty Capital Securities, LLC (the “Dealer Manager”). The Dealer Manager provided certain sales, promotional and marketing services in connection with the distribution of the shares of common stock offered under our offering. Excluding shares sold pursuant to the “friends and family” program, the Dealer Manager was generally paid a sales commission equal to 7% of the gross proceeds from the sale of shares of the common stock sold in the primary offering and a dealer manager fee equal to 3% of the gross proceeds from the sale of shares of the common stock sold in the primary offering.
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
The following table details total selling commissions, dealer manager fees, and service fees paid to the Dealer Manager and its affiliate related to the sale of common stock for the three and nine months ended September 30, 2016 and 2015 and any related amounts unpaid, which are included as a component of total unpaid organization and offering costs, as of September 30, 2016 and December 31, 2015 (in thousands):

	Three Months Ended		Nine Months Ended		Unpaid Amount as of
	September 30,		September 30,		September 30,	December 31,
	2016	2015	2016	2015	2016	2015
Total commissions and fees incurred from Dealer Manager	$—	$13,376	$—	$49,017	$—	$—
Transfer agent fees incurred related to offering costs	—	547	—	1,115	140	150
Other fees incurred from transfer agent	—	—	140	—	560	420
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
Approximate future rentals to be received under non-cancelable operating leases in effect at September 30, 2016, assuming no new or renegotiated leases or option extensions on lease agreements, are as follows (in thousands):

Year	Amount
October 1 to December 31, 2016	$23,301
2017	93,793
2018	86,555
2019	75,108
2020	64,121
2021 and thereafter	268,886
Total	$611,764
No single tenant comprised 10% or more of our aggregate annualized base rent as of September 30, 2016.

13. SUBSEQUENT EVENTS
Distributions to Stockholders
Distributions equal to a daily amount of $0.0044398907 per share of common stock outstanding were paid subsequent to September 30, 2016, to the stockholders of record from September 1, 2016 through October 31, 2016 as follows (in thousands):

Distribution Period	Date Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through the DRIP	Net Cash Distribution
September 1, 2016 through September 30, 2016	10/1/2016	$6,149	$3,097	$3,052
October 1, 2016 through October 31, 2016	11/1/2016	6,379	3,201	3,178
On November 1, 2016 our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing December 1, 2016 through December 31, 2016 equal to a daily amount of $0.0044398907 per share of common stock. The board of directors also authorized distributions to stockholders for January 1, 2017 through February 28, 2017 equal to a daily amount of $0.00445205 per share of common stock.

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
As of September 30, 2016, we wholly-owned fee simple interests in 70 real estate properties acquired from third parties unaffiliated with us or PE-NTR II. In addition, we own a 20% equity interest in a joint venture that owns seven real estate properties.

Portfolio
Below are statistical highlights of our portfolio’s activities from inception to date and for the properties acquired during the nine months ended September 30, 2016, excluding any properties owned by our unconsolidated joint venture:

		Property Acquisitions
		During the
	Portfolio as of	Nine Months Ended
	September 30, 2016	September 30, 2016
Number of wholly-owned properties	70	19
Number of states	21	12
Total square feet (in thousands)	8,684	2,401
Leased % of rentable square feet	95.3%	96.1%
Average remaining lease term in years(1)	6.2	6.2

(1)	As of September 30, 2016. The average remaining lease term in years excludes future options to extend the term of the lease.
Lease Expirations
The following table lists, on an aggregate basis, all of the scheduled lease expirations after September 30, 2016 over each of the ten years ending December 31, 2016 and thereafter for our 70 shopping centers. The table shows the approximate rentable square feet and annualized base rent (“ABR”) represented by the applicable lease expirations (dollars and square feet in thousands):

Year	Number of Expiring Leases	Leased Rentable Square Feet Expiring	% of Leased Rentable Square Feet Expiring	ABR(1)	% of ABR
October 1 to December 31, 2016(2)	52	175	2.1%	$2,200	2.2%
2017	173	528	6.4%	7,733	7.8%
2018	199	762	9.2%	10,605	10.7%
2019	189	951	11.5%	12,023	12.1%
2020	184	1,142	13.8%	12,540	12.7%
2021	142	938	11.3%	10,567	10.7%
2022	62	419	5.1%	5,206	5.3%
2023	35	515	6.2%	4,759	4.8%
2024	41	336	4.1%	4,435	4.5%
2025	55	605	7.3%	8,360	8.4%
Thereafter	110	1,905	23.0%	20,596	20.8%
	1,242	8,276	100.0%	$99,024	100.0%

(1)	We calculate ABR as monthly contractual rent as of September 30, 2016, multiplied by 12 months.

(2)	Subsequent to September 30, 2016, we renewed 13 of the 52 leases expiring in 2016, which accounts for total ABR of $0.8 million.
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

The following table presents the composition of our portfolio by tenant type as of September 30, 2016 (dollars and square feet in thousands):

Tenant Type	Leased Square Feet	% of Leased Square Feet	ABR	% of ABR
Grocery anchor	4,387	53.0%	$38,066	38.4%
National and regional(1)	2,676	32.3%	39,158	39.5%
Local	1,213	14.7%	21,800	22.1%
	8,276	100.0%	$99,024	100.0%

(1)	We define national tenants as those that operate in at least three states. Regional tenants are defined as those that have at least three locations.
The following table presents the composition of our portfolio by tenant industry as of September 30, 2016 (dollars and square feet in thousands):

Tenant Industry	Leased Square Feet	% of Leased Square Feet	ABR	% of ABR
Grocery	4,387	53.0%	$38,066	38.4%
Retail	1,961	23.7%	23,266	23.5%
Services	1,249	15.1%	23,315	23.5%
Restaurant	679	8.2%	14,377	14.6%
	8,276	100.0%	$99,024	100.0%
The following table presents our grocery-anchor tenants by the amount of square footage leased by each tenant as of September 30, 2016 (dollars and square feet in thousands):

Tenant	Number of Locations(1)	Leased Square Feet	% of Leased Square Feet	ABR	% of ABR
Walmart	6	845	10.2%	$5,410	5.5%
Publix	15	694	8.4%	6,559	6.6%
Albertsons-Safeway	10	594	7.2%	5,831	5.9%
Kroger	8	543	6.6%	3,098	3.1%
Giant Eagle	4	274	3.3%	2,708	2.7%
Ahold USA	4	259	3.1%	3,836	3.9%
Save Mart	3	159	1.9%	1,326	1.3%
Price Chopper	2	136	1.6%	1,095	1.1%
SUPERVALU	2	136	1.6%	1,089	1.1%
Schnucks	2	127	1.5%	1,028	1.0%
Marc’s	2	84	1.0%	766	0.8%
Festival Foods	1	71	0.9%	566	0.6%
BJ’s Wholesale Club	1	68	0.8%	494	0.5%
Raley's	1	60	0.7%	240	0.2%
Food 4 Less (PAQ)	1	60	0.7%	995	1.0%
Tops Market	1	55	0.7%	280	0.3%
Sprouts Farmers Market	2	55	0.7%	920	0.9%
Winn-Dixie	1	47	0.6%	302	0.3%
Big Y	1	39	0.5%	621	0.6%
Lunds & Byerlys	1	38	0.5%	153	0.2%
Trader Joe's	2	25	0.3%	490	0.5%
Fresh Market	1	18	0.2%	259	0.3%
	71	4,387	53.0%	$38,066	38.4%

(1)	Number of locations (a) excludes auxiliary leases with grocery anchors such as fuel stations, pharmacies, and liquor stores, and (b) includes one location where two grocers operate.

Results of Operations
The Same-Center column in the tables below includes the 20 properties that were owned and operational prior to January 1, 2015. The Non-Same-Center column includes properties that were acquired after December 31, 2014, in addition to corporate-level income and expenses. In this section, we primarily explain fluctuations in activity shown in the Same-Center column as well as any notable fluctuations in the Non-Same-Center column related to corporate-level activity. We owned 70 properties as of September 30, 2016, and 31 properties as of September 30, 2015. This excludes properties owned by our unconsolidated joint venture (see Note 4 to the consolidated financial statements). Unless otherwise discussed below, year-over-year comparative differences for the three and nine months ended September 30, 2016 and 2015, are almost entirely attributable to the number of properties owned and the length of ownership of these properties.
Summary of Operating Activities for the Three Months Ended September 30, 2016 and 2015

			Favorable (Unfavorable) Change
(In thousands, except per share amounts)	2016	2015	Change	Non-Same-Center	Same-Center
Operating Data:
Total revenues	$34,002	$16,441	$17,561	$17,114	$447
Property operating expenses	(5,498)	(2,745)	(2,753)	(2,740)	(13)
Real estate tax expenses	(5,129)	(2,809)	(2,320)	(2,348)	28
General and administrative expenses	(4,437)	(617)	(3,820)	(3,844)	24
Acquisition expenses	(579)	(4,160)	3,581	3,580	1
Depreciation and amortization	(14,933)	(7,157)	(7,776)	(7,403)	(373)
Interest expense, net	(3,371)	(1,167)	(2,204)	(2,323)	119
Other (expense) income, net	(7)	86	(93)	(93)	—
Net income (loss) attributable to stockholders	$48	$(2,128)	$2,176	$1,943	$233

Net income (loss) per share - basic and diluted	$0.00	$(0.05)	$0.05
Total revenues— Of the $17.6 million increase in total revenues, $17.1 million was related to the acquisition of 56 properties in 2015 and 2016. The remaining variance was the result of an increase in revenue among same-center properties, primarily due to a $0.5 million increase in rental income, which was driven by a $0.28 increase in same-center minimum rent per square foot and a 1.8% increase in same-center occupancy since September 30, 2015.
General and administrative expenses—The $3.8 million increase in general and administrative expenses was primarily attributable to the $2.6 million of cash asset management fees as a result of the change to our advisory fee structure as of January 1, 2016. Previously, the asset management fee had been deferred via the issuance of Class B units, which did not result in the recognition of expense under GAAP. The asset management fee percentage did not increase; however, 80% is now paid through cash and therefore recognized as expense under GAAP, with 20% remaining as Class B units. We also had increases of $0.3 million in transfer agent expense, $0.2 million in audit, accounting, and consulting fees, and $0.2 million in investor relations and travel expenses.
Interest expense, net— Of the $2.2 million increase in interest expense, net, $1.7 million is related to higher borrowings on the revolving credit facility and the new term loans that we entered into in June 2016. The remaining $0.5 million increase is related to mortgage loans assumed in connection with certain acquisitions in 2015 and 2016.

Summary of Operating Activities for the Nine Months Ended September 30, 2016 and 2015

			Favorable (Unfavorable) Change
(In thousands, except per share amounts)	2016	2015	Change	Non-Same-Center	Same-Center
Operating Data:
Total revenues	$93,681	$37,492	$56,189	$53,993	$2,196
Property operating expenses	(15,391)	(6,396)	(8,995)	(8,956)	(39)
Real estate tax expenses	(14,557)	(5,760)	(8,797)	(8,203)	(594)
General and administrative expenses	(13,289)	(1,800)	(11,489)	(11,587)	98
Acquisition expenses	(8,570)	(7,831)	(739)	(753)	14
Depreciation and amortization	(41,045)	(16,619)	(24,426)	(23,743)	(683)
Interest expense, net	(7,074)	(2,812)	(4,262)	(4,398)	136
Gain on contribution of properties to unconsolidated joint venture	3,341	—	3,341	3,341	—
Other (expense) income	(249)	254	(503)	(503)	—
Net loss attributable to stockholders	$(3,153)	$(3,472)	$319	$(809)	$1,128

Net loss per share—basic and diluted	$(0.07)	$(0.10)	$0.03
Total revenues—Of the $56.2 million increase in total revenues, $54.0 million was related to the acquisition of 56 properties in 2015 and 2016. The remaining variance was the result of an increase in revenue among same-center properties, primarily due to a $1.3 million increase in rental income, which was driven by a $0.28 increase in same-center minimum rent per square foot and a 1.8% increase in same-center occupancy since September 30, 2015.
Real estate tax expenses—Of the $8.8 million increase in real estate tax expenses, $8.2 million was related to the acquisition of 56 properties in 2015 and 2016. The remaining $0.6 million was primarily the result of changes in assessed property values and increased property tax rates at certain properties following acquisition.
General and administrative expenses—The $11.5 million increase in general and administrative expenses was primarily attributable to $7.3 million of cash asset management fees as a result of the change to our advisory fee structure as of January 1, 2016 as discussed above. We also had increases of $1.1 million in transfer agent expense, $0.7 million in investor relations and travel expense, and $2.4 million in professional fees that were primarily due to third-party valuation work for determination of our per share estimated value, higher costs for investor relations custodial fees, costs associated with the annual stockholders meeting held in June 2016, and certain corporate-level costs associated with managing a larger portfolio.
Interest expense, net— Of the $4.3 million increase in interest expense, net, $2.7 million of the increase is related to higher borrowings on the revolving credit facility and the new term loans that we entered into in June 2016. The remaining $1.6 million increase is related to mortgage loans assumed in connection with certain acquisitions in 2015 and 2016.
Gain on contribution of properties to unconsolidated joint venture—The $3.3 million increase is solely due to the gain on the contributions of six properties to the Joint Venture in March 2016.

Leasing Activity
Below is a summary of leasing activity for the three months ended September 30, 2016 and 2015:

	Total Deals		Inline Deals (1)
	2016	2015	2016	2015
New leases:
Number of leases	26	13	25	13
Square footage (in thousands)	65	42	51	42
First-year base rental revenue (in thousands)	$1,120	$631	$1,004	$631
Average rent per square foot (“PSF”)	$17.22	$15.04	$19.87	$15.04
Average cost PSF of executing new leases(2)	$36.45	$44.13	$40.74	$44.13
Weighted-average lease term (in years)	7.2	7.5	7.9	7.5
Renewals and options:
Number of leases	42	19	39	19
Square footage (in thousands)	175	26	96	26
First-year base rental revenue (in thousands)	$2,725	$622	$2,011	$622
Average rent PSF	$15.61	$23.75	$20.89	$23.75
Average rent PSF prior to renewals	$14.13	$20.65	$18.69	$20.65
Percentage increase in average rent PSF	10.5%	15.0%	11.8%	15.0%
Average cost PSF of executing renewals and options(2)	$3.50	$6.29	$5.23	$6.29
Weighted-average lease term (in years)	5.3	5.4	5.6	5.4
Portfolio retention rate(3)	85.7%	84.5%	83.5%	84.5%

(1)	We consider an inline deal to be a lease for less than 10,000 square feet of general leasable area.

(2)	The cost of executing new leases, renewals, and options includes leasing commissions, tenant improvement costs, and tenant concessions.

(3)	The portfolio retention rate is calculated by dividing (a) total square feet of retained tenants with current period lease expirations by (b) the square feet of leases expiring during the period.
Below is a summary of leasing activity for the nine months ended September 30, 2016 and 2015:

	Total Deals		Inline Deals (1)
	2016	2015	2016	2015
New leases:
Number of leases	61	37	59	36
Square footage (in thousands)	161	107	131	87
First-year base rental revenue (in thousands)	$2,631	$1,500	$2,395	$1,341
Average rent PSF	$16.38	$14.01	$18.27	$15.45
Average cost PSF of executing new leases(2)	$33.31	$31.00	$37.50	$36.94
Weighted-average lease term (in years)	7.8	6.9	8.2	7.0
Renewals and options:
Number of leases	124	57	118	56
Square footage (in thousands)	414	151	247	102
First-year base rental revenue (in thousands)	$6,384	$2,572	$5,150	$2,208
Average rent PSF	$15.44	$17.09	$20.85	$21.65
Average rent PSF prior to renewals	$14.03	$15.19	$18.79	$18.86
Percentage increase in average rent PSF	10.0%	12.5%	11.0%	14.8%
Average cost PSF of executing renewals and options(2)	$3.46	$3.51	$4.79	$4.65
Weighted-average lease term (in years)	5.5	5.5	5.4	5.8
Portfolio retention rate(3)	83.7%	80.4%	82.9%	80.4%

(1)	We consider an inline deal to be a lease for less than 10,000 square feet of general leasable area.

(2)	The cost of executing new leases, renewals, and options includes leasing commissions, tenant improvement costs, and tenant concessions.

(3)	The portfolio retention rate is calculated by dividing (a) total square feet of retained tenants with current period lease expirations by (b) the square feet of leases expiring during the period.

The average rent per square foot and cost of executing leases fluctuates based on the tenant mix, size of the space, and lease term. Leases with national and regional tenants generally require a higher cost per square foot than those with local tenants. However, such tenants will also pay a higher rent per square foot for a longer term. As we continue to attract more of these national and regional tenants, our costs to lease may increase.

Non-GAAP Measures
Same-Center Net Operating Income
We present Same-Center Net Operating Income (“Same-Center NOI”) as a supplemental measure of our performance. We define Net Operating Income (“NOI”) as total operating revenues less property operating expenses, real estate taxes, and non-cash revenue items. Same-Center NOI represents the NOI for the 20 properties that were operational for the entire portion of both comparable reporting periods and that were not acquired during or subsequent to the comparable reporting periods. The six properties that were contributed to the unconsolidated joint venture in March are not included in the Same-Center presentation. We believe that NOI and Same-Center NOI provide useful information to our investors about our financial and operating performance because each provides a performance measure of the revenues and expenses directly involved in owning and operating real estate assets and provides a perspective not immediately apparent from net income. Because Same-Center NOI excludes the change in NOI from properties acquired after December 31, 2014, it highlights operating trends such as occupancy levels, rental rates, and operating costs on properties that were operational for both comparable periods. Other REITs may use different methodologies for calculating Same-Center NOI, and accordingly, our Same-Center NOI may not be comparable to other REITs.
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
The table below is a comparison of the Same-Center NOI for the three and nine months ended September 30, 2016, to the same periods ended September 30, 2015 (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Revenues:
Rental income(1)	$6,512	$6,011	$501		$19,092	$17,833	$1,259
Tenant recovery income	2,529	2,365	164		7,541	6,247	1,294
Other property income	24	30	(6)		156	249	(93)
Total revenues	9,065	8,406	659	7.8%	26,789	24,329	2,460	10.1%
Operating expenses:
Property operating expenses	1,475	1,462	13		4,471	4,432	39
Real estate taxes	1,305	1,333	(28)		4,097	3,503	594
Total operating expenses	2,780	2,795	(15)	(0.5)%	8,568	7,935	633	8.0%
Total Same-Center NOI	$6,285	$5,611	$674	12.0%	$18,221	$16,394	$1,827	11.1%

(1)	Excludes straight-line rental income and net amortization of above- and below-market leases.
Same-Center NOI increased $1.8 million, or 11.1%, for the nine months ended September 30, 2016, as compared to the same period in 2015. This positive growth was primarily due to a $0.28 increase in minimum rent per square foot, an improvement in occupancy of 1.8%, and an improvement in the tenant recovery income resulting from the combination of increases in real estate tax expense and our recovery rate.

Below is a reconciliation of net loss to Same-Center NOI for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income (loss)	$48	$(2,128)	$(3,153)	$(3,472)
Adjusted to exclude:
Interest expense, net	3,371	1,167	7,074	2,812
Gain on contribution of properties to unconsolidated joint venture	—	—	(3,341)	—
Other income (expense), net	7	(86)	249	(254)
General and administrative expenses	4,437	617	13,289	1,800
Acquisition expenses	579	4,160	8,570	7,831
Depreciation and amortization	14,933	7,157	41,045	16,619
Net amortization of above- and below-market leases	(589)	(303)	(1,547)	(778)
Straight-line rental income	(452)	(646)	(2,199)	(1,282)
NOI	22,334	9,938	59,987	23,276
Less: NOI from centers excluded from Same-Center	(16,049)	(4,327)	(41,766)	(6,882)
Total Same-Center NOI	$6,285	$5,611	$18,221	$16,394

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
The following section presents our calculation of FFO and MFFO and provides additional information related to our operations. As a result of the timing of the commencement of our initial public offering and our active real estate operations, FFO and MFFO are not relevant to a discussion comparing operations for the periods presented. We expect revenues and expenses to increase in future periods as we acquire additional investments.

FFO AND MFFO
FOR THE PERIODS ENDED SEPTEMBER 30, 2016 AND 2015
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Calculation of FFO
Net income (loss)	$48	$(2,128)	$(3,153)	$(3,472)
Adjustments:
Depreciation and amortization of real estate assets	14,933	7,157	41,045	16,619
Gain on contribution of properties to unconsolidated joint venture	—	—	(3,341)	—
Depreciation and amortization related to unconsolidated joint venture	193	—	426	—
FFO	$15,174	$5,029	$34,977	$13,147
Calculation of MFFO
FFO	$15,174	$5,029	$34,977	$13,147
Adjustments:
Acquisition expenses	579	4,160	8,570	7,831
Net amortization of above- and below-market leases	(589)	(303)	(1,547)	(778)
Gain on extinguishment of debt, net	(53)	—	(53)	—
Straight-line rental income	(452)	(646)	(2,199)	(1,282)
Amortization of market debt adjustment	(268)	(256)	(608)	(578)
Change in fair value of derivatives	(217)	—	(317)	—
Adjustments related to unconsolidated joint venture	29	—	48	—
MFFO	$14,203	$7,984	$38,871	$18,340

Earnings per common share:
Weighted-average common shares outstanding - basic and diluted	46,219	41,387	46,168	33,526
Net income (loss) per share - basic and diluted	$—	$(0.05)	$(0.07)	$(0.10)
FFO per share - basic and diluted	$0.33	$0.12	$0.76	$0.39
MFFO per share - basic and diluted	$0.31	$0.19	$0.84	$0.55

Liquidity and Capital Resources
General
Our principal cash demands are for real estate and real estate-related investments, capital expenditures including redevelopment projects, operating expenses, repurchases of common stock, distributions to stockholders, and principal and interest on our outstanding indebtedness. Generally, we expect cash needed for items other than acquisitions and acquisition expenses to be generated from operating cash flows, proceeds from our distribution reinvestment plan (the “DRIP”), and proceeds from debt financings, including borrowings under our unsecured credit facility, as our primary sources of immediate and long-term liquidity. As of March 31, 2016, we had invested all of the proceeds from our initial public offering in real estate properties. We continue to acquire additional investments to complete our portfolio.
As of September 30, 2016, we had cash and cash equivalents of $10.0 million. During the nine months ended September 30, 2016, we had a net cash decrease of $7.3 million, primarily as a result of real estate acquisitions, offset by an increase in cash due to borrowings on the term loans.
Operating Activities
Our net cash provided by operating activities consists primarily of cash inflows from tenant rental and recovery payments and cash outflows for property operating expenses, real estate taxes, general and administrative expenses, acquisition expenses, and interest payments.
Our cash flows from operating activities were $34.7 million as of September 30, 2016, compared to $14.0 million from the same period in 2015, primarily due to an increase in the number of properties owned and the length of ownership of those properties. Operating cash flows are expected to continue to increase as additional properties are added to our portfolio.

Investing Activities
Net cash used in investing activities is impacted by the nature, timing, and extent of improvements to and acquisition of real estate and real estate-related assets.
During the nine months ended September 30, 2016, we had a total cash outlay of $348.6 million related to acquisition of 19 grocery-anchored shopping centers and additional real estate adjacent to a previously acquired grocery-anchored shopping center. During the same period in 2015, we acquired 19 grocery-anchored shopping centers and additional real estate adjacent to a previously acquired grocery-anchored shopping center for a total cash investment of $346.5 million, resulting in an increase in our cash paid for acquisitions. We continue to acquire additional investments to complete our portfolio.
In March 2016, we entered into a joint venture agreement under which we may contribute up to $50 million of equity. Our initial contribution was $6.9 million as we had contributed six properties with a fair value of approximately $94.3 million and received a distribution of $87.4 million in cash. In the three months ended September 30, 2016, we contributed an additional $2.6 million in cash to the joint venture to acquire additional assets.
Financing Activities
Our net cash provided by financing activities is impacted by the payment of distributions, borrowings during the period, and principal and other payments associated with our outstanding debt. As our debt obligations mature, we intend to refinance the remaining balance, if possible, or pay off the balances at maturity using proceeds from operations and/or corporate-level debt.
As of September 30, 2016, our debt to total enterprise value was 28.4%. Debt to total enterprise value is calculated as net debt (total debt, excluding below-market debt adjustments and deferred financing costs, less cash and cash equivalents) as a percentage of enterprise value (equity value, calculated as total common shares outstanding multiplied by the estimated value per share of $22.50, plus net debt).
We have access to a revolving credit facility with a capacity of up to $350 million with a current interest rate of LIBOR plus 1.30%. As of September 30, 2016, $200.7 million was available for borrowing under the revolving credit facility. The revolving credit facility matures in June 2018, with additional options to extend to June 2019. Our credit facility may be expanded up to $700 million, from which we may draw funds to pay certain long-term debt obligations as they mature, acquire properties, or pay operating costs and expenses.
We also have access to the term loan facility (the “Term Loans”), which includes two term loan tranches with an interest rate of LIBOR plus 1.30%. As of September 30, 2016, $127.0 million was available to borrow under the Term Loans. The first tranche of term loans matures in July 2019, with options to extend to June 2021. The second tranche of Term Loans matures in June 2020, with an option to extend to June 2021. A maturity date extension for the first or second tranche of Term Loans requires the payment of an extension fee of 0.15% of the then outstanding principal amount of the corresponding tranche. In July 2016 we entered into interest rate swap agreements to fix the interest rate on $243 million of the Term Loans. The swaps convert the LIBOR rate on the first tranche of $121.5 million and second tranche of $121.5 million to a fixed interest rate of 2.24% through July 2019 and 2.3075% through June 2020, respectively.
We offer a share repurchase program (“SRP”) that provides a limited opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations. Effective as of May 15, 2016, the cash available for repurchases on any particular date is generally limited to the proceeds from the DRIP during the preceding four fiscal quarters, less amounts already used for repurchases since the beginning of that period. During the nine months ended September 30, 2016, we paid cash for repurchases of common stock in the amount of $18.8 million.

Activity related to distributions to our common stockholders for the nine months ended September 30, 2016 and 2015 is as follows (in thousands):

	Nine Months Ended September 30,
	2016	2015
Gross distributions paid	$56,380	$38,010
Distributions reinvested through DRIP	28,861	20,138
Net cash distributions	27,519	17,872
Net loss	(3,153)	(3,472)
Net cash provided by operating activities	34,746	14,012
FFO(1)	34,977	13,147
(1) See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures - Funds from Operations and Modified Funds from Operations” for the definition of FFO, information regarding why we present FFO, as well as for a reconciliation of this non-GAAP financial measure to net loss on the consolidated statements of operations.
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

Contractual Commitments and Contingencies
Our contractual obligations as of September 30, 2016, were as follows (in thousands):

	Payments due by period
	Total	2016	2017	2018	2019	2020	Thereafter
Long-term debt obligations - principal payments	$421,574	$564	$22,726	$81,250	$123,189	$123,274	$70,571
Long-term debt obligations - interest payments (1)	40,175	3,932	10,911	9,225	6,736	4,259	5,112
Operating lease obligations	1,547	91	364	364	364	364	—
Total	$463,296	$4,587	$34,001	$90,839	$130,289	$127,897	$75,683

(1)	Future variable-rate interest payments are based on interest rates as of September 30, 2016.
Our portfolio debt instruments and the unsecured revolving credit facility contain certain covenants and restrictions. The following is a list of certain restrictive covenants specific to the unsecured revolving credit facility that were deemed significant:

•	limits the ratio of debt to total asset value, as defined, to 60% or 65% for four consecutive periods following a material acquisition, as defined within the applicable debt agreement;

•	limits the ratio of secured debt to total asset value, as defined, to 40%, or 45% for four consecutive periods following a material acquisition;

•	requires the fixed charge ratio, as defined, to be 1.5 or greater or 1.4 for four consecutive periods following a material acquisition;

•	requires maintenance of certain minimum tangible net worth balances; and

•	limits the ratio of cash dividend payments to a specified percentage of FFO that varies among the related debt agreements.
As of September 30, 2016, we were in compliance with the restrictive covenants of our outstanding debt obligations. We expect to continue to meet the requirements of our debt covenants over the short- and long-term.

Critical Accounting Policies
There have been no changes to our critical accounting policies during the nine months ended September 30, 2016. For a summary of our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 3, 2016.

Newly Adopted and Recently Issued Accounting Pronouncements—Refer to Note 2 of our consolidated financial statements in this report for discussion of the impact of newly adopted and recently issued accounting pronouncements.

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
As of September 30, 2016, we were party to two interest rate swap agreements that, in effect, fixed the variable interest rate on $15.8 million of two of our secured variable-rate mortgage notes at 6.0%. In July 2016, we entered into interest rate swap agreements to fix the interest rate on $243 million of the Term Loans. The swaps convert LIBOR on the first tranche of $121.5 million and second tranche of $121.5 million to a fixed interest rate of 2.24% through July 2019 and 2.3075% through June 2020, respectively.
As of September 30, 2016, we had not fixed the interest rate for $56 million of our unsecured variable-rate debt through derivative financial instruments, and as a result, we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows. The impact on our annual results of operations of a one-percentage point increase in interest rates on the outstanding balance of our variable-rate debt at September 30, 2016, would result in approximately $0.6 million of additional interest expense. We had no other outstanding interest rate contracts as of September 30, 2016.
These amounts were determined based on the impact of hypothetical interest rates on our borrowing cost and assume no changes in our capital structure. As the information presented above includes only those exposures that exist as of September 30, 2016, it does not consider those exposures or positions that could arise after that date. Hence, the information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
We do not have any foreign operations, and thus we are not exposed to foreign currency fluctuations.

Item 4.         Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2016. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2016.
Internal Control Changes
During the quarter ended September 30, 2016, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
The following risk factor supplements the risk factors set forth in our 2015 Annual Report on Form 10-K.
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
For the nine months ended September 30, 2016, we paid gross distributions to our common stockholders of $56.4 million, including distributions reinvested through the DRIP of $28.9 million, or 51.2%, of our distributions paid. For the nine months ended September 30, 2016, our net cash provided by operating activities was $34.7 million, which represents a shortfall of $21.6 million, or 38.3%, of our distributions paid, while our FFO was $35.0 million, which represents a shortfall of $21.4 million, or 37.9%, of the distributions paid. The shortfall was funded by proceeds from our DRIP. To the extent we pay cash distributions, or a portion thereof, from sources other than cash flow from operations, we will have less capital available to invest in properties and other real estate-related assets, the book value per share may decline, and there will be no assurance that we will be able to sustain distributions at that level.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

a)	We did not sell any equity securities that were not registered under the Securities Act during the nine months ended September 30, 2016.

b)	Not applicable.
c)Our SRP may provide a limited opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations. During the quarter ended September 30, 2016, we repurchased shares as follows (shares in thousands):

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(3)	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
July 2016	188	$22.50	188	(4)
August 2016	77	22.50	77	(4)
September 2016	104	22.50	104	(4)

(1)	All purchases of our equity securities by us in the three months ended September 30, 2016 were made pursuant to the SRP.

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

(4)
We currently limit the dollar value and number of shares that may yet be repurchased under the SRP as described below. During the three months ended September 30, 2016, we repurchased $8.3 million of common stock, which represented all repurchase requests received timely, in good order and eligible for repurchase during that period.

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

Item 3.        Defaults Upon Senior Securities
None.

Item 4.        Mine Safety Disclosures
Not applicable.

Item 5.        Other Information
Renewal of Advisory Agreement
On November 1, 2016, the conflicts committee of our board of directors approved the renewal of our advisory agreement with Phillips Edison NTR II LLC for an additional one year period through December 3, 2017. There were no other changes to the terms of the advisory agreement in connection with its renewal.

Item 6.          Exhibits

Ex.	Description

10.1
Confirmation letter #1 regarding the terms and conditions of the interest rate swap transactions between Phillips Edison Grocery Center Operating Partnership II,L.P. and Fifth Third Bank, dated July 8, 2016*

10.2
Confirmation letter #2 regarding the terms and conditions of the interest rate swap transactions between Phillips Edison Grocery Center Operating Partnership II,L.P. and Fifth Third Bank, dated July 8, 2016*

10.3
Second Amendment to Advisory Agreement, dated August 2, 2016, by and among Phillips Edison Grocery Center REIT II, Inc., Phillips Edison Grocery Center Operating Partnership II, L.P. and Phillips Edison NTR II, LLC (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q Filed August 4, 2016)

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
101.1
The following information from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) Consolidated Statements of Equity; and (iv) Consolidated Statements of Cash Flows*

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS EDISON GROCERY CENTER REIT II, INC.

Date: November 3, 2016	By:	/s/ Jeffrey S. Edison
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2016	By:	/s/ Devin I. Murphy
Devin I. Murphy
Chief Financial Officer
(Principal Financial Officer)