Form 10-K
period 2016-12-31
PHILLIPS EDISON GROCERY CENTER REIT II, INC.
filed 2017-03-09
CIK 1581405

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2016
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
Common Stock, $0.01 par value per share

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑
Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☑
There is no established public market for the Registrant’s shares of common stock. On April 14, 2016, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $22.50 based substantially on the estimated market value of its portfolio of real estate properties as of March 31, 2016. For a full description of the methodologies used to establish the estimated value per share, see Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities - Market Information, of this Form 10-K. As of June 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter, there were approximately 46.0 million shares of common stock held by non-affiliates.
As of February 28, 2017, there were 46.4 million outstanding shares of common stock of the Registrant.
Documents Incorporated by Reference: None

PHILLIPS EDISON GROCERY CENTER REIT II, INC.
FORM 10-K

Cautionary Note Regarding Forward-Looking Statements
Certain statements contained in this Annual Report on Form 10-K of Phillips Edison Grocery Center REIT II, Inc. (“we,” the “Company,” “our,” or “us”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the U.S. Securities and Exchange Commission (“SEC”). We make no representations or warranties (expressed or implied) about the accuracy of any such forward-looking statements contained in this Annual Report on Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual conditions, our ability to accurately anticipate results expressed in such forward-looking statements, including our ability to generate positive cash flows from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A. Risk Factors, herein, for a discussion of some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause actual results to differ materially from those presented in our forward-looking statements. Except as required by law, we do not undertake any obligation to update or revise any forward-looking statements contained in this Form 10-K. Important factors that could cause actual results to differ materially from the forward-looking statements are disclosed in Item 1A. Risk Factors, Item 1. Business and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART I

ITEM 1.     BUSINESS
Overview
Phillips Edison Grocery Center REIT II, Inc. (“we,” the “Company,” “our,” or “us”) was formed as a Maryland corporation in June 2013 and qualified as a real estate investment trust (“REIT”) for the year ended December 31, 2014 and each year thereafter. We invest primarily in well-occupied, grocery-anchored neighborhood and community shopping centers having a mix of creditworthy national and regional retailers selling necessity-based goods and services in strong demographic markets throughout the United States. In addition, we may invest in other retail properties including power and lifestyle shopping centers, multi-tenant shopping centers, free-standing single-tenant retail properties, and other real estate or real estate-related assets.
As of December 31, 2016, we owned fee simple interests in 74 real estate properties acquired from third parties unaffiliated with us or Phillips Edison NTR II LLC (“PE-NTR II”). In addition, we own a 20% equity interest in a joint venture that owned eleven properties, as of December 31, 2016. See Note 4 to the consolidated financial statements.
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
Our advisor is PE-NTR II, which is directly or indirectly owned by Phillips Edison Limited Partnership (the “Phillips Edison sponsor”). Under the terms of the advisory agreement between PE-NTR II and us (the “PENTR II Agreement”), PE-NTR II is responsible for the management of our day-to-day activities and the implementation of our investment strategy. The PENTR II Agreement has a one-year term, but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of the parties and approval of the independent members of our board of directors.
Segment Data
We internally evaluate the operating performance of our portfolio of properties and currently do not differentiate properties by geography, size, or type. Each of our investment properties is considered a separate operating segment, as each property earns revenue and incurs expenses, individual operating results are reviewed, and discrete financial information is available. However, the properties are aggregated into one reportable segment as they have similar economic characteristics, we provide similar services to the tenants at each of our properties, and we evaluate the collective performance of our properties. Accordingly, we did not report any other segment disclosures in 2016.
Tax Status
We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) beginning with the tax year ended December 31, 2014. Because we qualify for taxation as a REIT, we generally will not be subject to federal income tax on taxable income that is distributed to stockholders. If we fail to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, we will be subject to federal (including any applicable alternative minimum tax) and state income tax on our taxable income at applicable corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income, property or net worth, and to federal income and excise taxes on our undistributed income.
Competition
We are subject to significant competition in seeking real estate investments and tenants. We compete with many third parties engaged in real estate investment activities including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, hedge funds, governmental bodies, and other entities. Some of these competitors, including larger REITs, have substantially greater financial resources than we do and generally enjoy significant competitive advantages that result from, among other things, increased access to capital, lower cost of capital, and enhanced operating efficiencies.
Employees
We do not have any employees. In addition, all of our executive officers are also officers of our Phillips Edison sponsor or one or more of its affiliates and are compensated by those entities, in part, for their service rendered to us. We do not separately compensate our executive officers for their service as officers.

Environmental Matters
As an owner of real estate, we are subject to various environmental laws of federal, state and local governments. Compliance with federal, state and local environmental laws has not had a material, adverse effect on our business, assets, results of operations, financial condition and ability to pay distributions, and we do not believe that our existing portfolio will require us to incur material expenditures to comply with these laws and regulations.
Access to Company Information
We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy and Information statements, and all amendments to those reports with the Securities and Exchange Commission (“SEC”). The public may read and copy any of the reports that are filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, on official business days during the hours of 10:00 AM to 3:00 PM. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically. The contents of our website are not incorporated by reference.
We make available, free of charge, by responding to requests addressed to our investor relations group, the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports on our website, www.grocerycenterREIT2.com. These reports are available as soon as reasonably practicable after such material is electronically filed or furnished to the SEC.

ITEM 1A.   RISK FACTORS
The factors described below represent our principal risks. Other factors may exist that we do not consider to be significant based on information that is currently available or that we are not currently able to anticipate. The occurrence of any of the risks discussed below could have a material adverse effect on our business, financial condition, results of operations and ability to pay distributions to our stockholders. Potential investors and our stockholders may be referred to as “they” “them” or “their” in this Item 1A. Risk Factors, section.
Risks Related to an Investment in Us
If we pay distributions from sources other than our cash flows from operations, we may not be able to sustain our distribution rate, we may have fewer funds available for investment in properties and other assets, and our stockholders’ overall returns may be reduced.
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
For the year ended December 31, 2016, we paid gross distributions to our common stockholders of $75.1 million, including distributions reinvested through the distribution reinvestment plan (the “DRIP”) of $38.3 million, or 50.9%, of our distributions paid. For the year ended December 31, 2016, our net cash provided by operating activities was $45.4 million, which represents a shortfall of $29.7 million, or 39.6%, of our distributions paid, while our funds from operations (“FFO”) was $48.4 million, which represents a shortfall of $26.7 million, or 35.6%, of the distributions paid. The shortfall was funded by proceeds from our DRIP. To the extent we pay cash distributions, or a portion thereof, from sources other than cash flow from operations, we will have less capital available to invest in properties and other real estate-related assets, the book value per share may decline, and there will be no assurance that we will be able to sustain distributions at that level.
Because no public trading market for our shares currently exists, it is difficult for our stockholders to sell their shares and, if our stockholders are able to sell their shares, it will likely be at a substantial discount to the public offering price.
There is no public market for our shares. Until our shares are listed, if ever, stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. Under the share repurchase program (“SRP”), we repurchase shares at a price in place at the time of the repurchase and not based on the price at which our stockholders initially purchased their shares. It is likely we will repurchase fewer shares than have been requested to be repurchased due to lack of readily available funds under the SRP. While we have a limited SRP, in its sole discretion, our board of directors could amend, suspend or terminate our SRP upon 30 days’ notice. Further, the SRP includes numerous restrictions that would limit a stockholder’s ability to sell his or her shares to us. These restrictions may limit our ability to repurchase shares submitted to us under the SRP.

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
The actual value of shares that we repurchase under our SRP may be less than what we pay.
We repurchase shares under our SRP at $22.50 per share, which is the estimated value per share of our common stock. This value is likely to differ from the price at which a stockholder could resell his or her shares. Thus, when we repurchase shares of our common stock, the repurchase may be dilutive to our remaining stockholders.
Our stockholders are limited in their ability to sell their shares pursuant to our SRP and may have to hold their shares for an indefinite period of time.
Our board of directors may amend the terms of our SRP without stockholder approval. Our board of directors also is free to suspend or terminate the program upon 30 days’ notice or to reject any request for repurchase. In addition, the SRP includes numerous restrictions that would limit our stockholder’s ability to sell their shares. Once our shares are transferred for value by a stockholder, the transferee and all subsequent holders of the shares are not eligible to participate in the SRP. Effective May 15, 2016, under our amended SRP, the maximum amount of common stock that we may repurchase at the stockholder’s election during any calendar year is limited, among other things, to 5% of the weighted-average number of shares outstanding during the prior calendar year. The maximum amount is reduced each reporting period by the current year share repurchases to date. In addition, the cash available for repurchases on any particular date is generally limited to the proceeds from the DRIP during the preceding four fiscal quarters, less amounts already used for repurchases since the beginning of that period. These limits might prevent us from accommodating all repurchase requests made in any year. These restrictions severely limit your ability to sell your shares should you require liquidity, and limit your ability to recover the value you invested or the fair market value of your shares.
We may suffer from delays in locating suitable investments, which could limit our ability to make distributions and lower the overall return on our stockholders investment.
We rely upon our Phillips Edison sponsor and the real estate professionals affiliated with it to identify suitable investments. The public and private programs sponsored by our Phillips Edison sponsor rely on it for investment opportunities. To the extent that our sponsor and the other real estate professionals employed by PE-NTR II face competing demands upon their time, we may face delays in locating suitable investments. Delays we encounter in the selection and acquisition or origination of income-producing assets would likely limit our ability to pay distributions to our stockholders and lower their overall returns. Further, if we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, our stockholders could suffer delays in receiving the cash distributions attributable to those particular properties.
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
Because we are dependent upon PE-NTR II and its affiliates to conduct our operations, any adverse changes in the financial health of PE-NTR II or its affiliates, or our relationship with them, could hinder our operating performance and the return on our stockholders’ investments.
We are dependent on PE-NTR II, which is responsible for our day-to-day operations and is primarily responsible for the selection of our investments. We are also dependent on Phillips Edison & Co. Ltd. (the “Property Manager”) to manage our portfolio of real estate assets. PE-NTR II depends upon the fees and other compensation that it receives from us in connection with the purchase, management and sale of assets to conduct its operations. Any adverse changes in the financial condition of PE-NTR II, our Property Manager or certain of their affiliates, or in our relationship with them, could hinder their ability to successfully manage our operations and our portfolio of investments.
The loss of or the inability to obtain key real estate professionals at PE-NTR II could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of our stockholders’ investments.
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
Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for our internal information technology systems, our systems are vulnerable to damages from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure that causes interruptions in our operations could result in a material disruption to our business. We may also incur additional costs to remedy damages caused by such disruptions.
The occurrence of cyber incidents, or a deficiency in our cybersecurity or the cybersecurity of PE-NTR II and its affiliates, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.
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
The officers of PE-NTR II are part of the senior management or are key personnel of Phillips Edison Grocery Center REIT I, Inc. (“PE-GCR I”), and Phillips Edison Grocery Center REIT III, Inc. (“PE-GCR III”), REITs sponsored by Phillips Edison. As a result, PE-GCR I and III may have overlapping acquisition, operational, disposition and liquidation phases as us, which may cause conflicts of interest to arise throughout the life of our company with respect to, among other things, locating and acquiring properties, entering into leases and disposing of properties. The conflicts of interest each of the officers of PE-NTR II faces due to the competing time demands may cause our operating results to suffer.
Our sponsor faces conflicts of interest relating to the acquisition of assets and leasing of properties, and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets and obtain less creditworthy tenants, which could limit our ability to make distributions and reduce our stockholders’ overall investment returns.
We rely on our sponsor and the executive officers and other key real estate professionals at PE-NTR II to identify suitable investment opportunities for us. The other key real estate professionals of PE-NTR II are also the key real estate professionals at our sponsor and its other public and private programs. Many investment opportunities that are suitable for us may also be suitable for other Phillips Edison-sponsored programs. Thus, the executive officers and real estate processionals of PE-NTR II could direct attractive investment opportunities to other entities or investors. Such events could result in us investing in properties that provide less attractive returns, which may reduce our ability to make distributions.We and other Phillips Edison-sponsored programs also rely on these real estate professionals to supervise the property management and leasing of properties. If the Property Manager directs creditworthy prospective tenants to properties owned by another Phillips Edison-sponsored program when they could direct such tenants to our properties, our tenant base may have more inherent risk than might otherwise be the case. Further, these executive officers and key real estate professionals are not prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments.
PE-NTR II faces conflicts of interest relating to the incentive fee structure, which could result in actions that are not necessarily in the long-term best interests of our stockholders.
Under our advisory agreement and the limited partnership agreement of our Operating Partnership, or the partnership agreement, our special limited partner and its affiliates will be entitled to fees, distributions and other amounts that are structured in a manner intended to provide incentives to PE-NTR II to perform in our best interests and in the best interests of our stockholders. However, because PE-NTR II does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, its interests are not wholly aligned with those of our stockholders. In that regard, PE-NTR II could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our special limited partner to fees. In addition, our special limited partner and its affiliates’ entitlement to fees and distributions upon the sale of our assets and to participate in sale proceeds could result in PE-NTR II recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle PE-NTR II and its affiliates to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest. The partnership agreement will require us to pay a performance-based termination distribution to PE-NTR II if we terminate the advisory agreement and an affiliate of PE-NTR II does not become our new advisor prior to the listing of our shares for trading on an exchange or, absent such listing, in respect of its participation in net sales proceeds. To avoid paying this fee, our independent directors may decide against terminating the advisory agreement prior to our listing of our shares or disposition of our investments even if, but for the termination distribution, termination of the advisory agreement would be in our best interest. In addition, the requirement to pay the distribution to our special limited partner at termination could cause us to make different investment or disposition decisions than we would otherwise make, in order to satisfy our obligation to pay the distribution to the terminated advisor. Moreover, PE-NTR II will have the right to terminate the advisory agreement upon a change of control of our company and thereby trigger the payment of the termination distribution, which could have the effect of delaying, deferring or preventing the change of control. In addition, PE-NTR II will be entitled to an annual subordinated performance fee for any year in which our total return on stockholders’ capital exceeds 6% per annum. PE-NTR II will be entitled to 15% of the amount in excess of such 6% per annum, provided that the amount paid to PE-NTR II does not exceed 10% of the aggregate total return for such year. For a more detailed discussion of the fees payable to PE-NTR II and its affiliates in connection with the management of our company, see Note 13 to the consolidated financial statements.
PE-NTR II will face conflicts of interest relating to joint ventures that we may form with affiliates of our sponsor, which conflicts could result in a disproportionate benefit to the other venture partners at our expense.
If approved by a majority of our board of directors, including a majority of our independent directors not otherwise interested in the transaction, and as permitted under the best practices guidelines on affiliated transaction adopted by our board of directors, we may enter into joint venture agreements with other sponsor-affiliated programs or entities for the acquisition, development or improvement of properties or other investments. All of our executive officers, some of our directors and the key real estate professionals assembled by PE-NTR II are also executive officers, directors, the spouse of a director, managers, key professionals or holders of a direct or indirect controlling interest in PE-NTR II or other Phillips Edison-affiliated entities. These persons will face conflicts of interest in determining which Phillips Edison-affiliated program should enter into any particular joint venture agreement. These persons may also face a conflict in structuring the terms of the relationship between our interests and the interests of the Phillips Edison-affiliated co-venturer and in managing the joint venture. Any joint venture agreement or transaction between us and a Phillips Edison-affiliated co-venturer will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. The Phillips Edison-affiliated co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. These co-venturers may thus benefit to our and our stockholders detriment.
Our sponsor, our officers, PE-NTR II, and the real estate and other professionals assembled by PE-NTR II face competing demands relating to their time, and this may cause our operations and our stockholders’ investments to suffer.
We rely on PE-NTR II for the day-to-day operation of our business. In addition, PE-NTR II has the primary responsibility for the selection of our investments. PE-NTR II makes major decisions affecting us under the direction of our board of directors. PE-NTR II relies on our sponsor and its affiliates to conduct our business. Our officers are principals and executives of our Phillips Edison sponsor and the affiliates that manage the assets of the other Phillips Edison-sponsored programs. As a result of their interests in other Phillips Edison-sponsored programs, their obligations to other investors and the fact that they engage in and they will continue to engage in other business activities, these individuals will continue to face conflicts of interest in allocating their time among us and other Phillips Edison sponsored programs. The officers of PE-NTR II devote a substantial portion of their time to PE-GCR I and PE-GCR III, and PE-GCR I and PE-GCR III continue to acquire assets similar to the assets which we intend to acquire, and our officers will have to allocate their time and resources to acquiring assets for PE-GCR I and PE-GCR III while we are seeking to acquire properties. Should PE-NTR II breach its fiduciary duties to us by inappropriately devoting insufficient time or resources to our business, the returns on our investments, and the value of our stockholders’ investments, may decline.
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
To assist members of the Financial Industry Regulatory Authority (“FINRA”) and their associated persons that participated in our initial public offering, pursuant to applicable FINRA and National Association of Securities Dealers (“NASD”) conduct rules, we disclose in each annual report distributed to stockholders a per share estimated value of our shares, the method by which it was developed, and the date of the data used to develop the estimated value. For this purpose, PE-NTR II initially estimated the value of our common shares as $25.00 per share based on the offering price of our shares of common stock in our initial public offering of $25.00 per share (ignoring purchase price discounts for certain categories of purchasers). On April 14, 2016, our board of directors established an estimated value per share of our common stock of $22.50 based substantially on the estimated market value of our portfolio of real estate properties in various geographic locations in the United States as of March 31, 2016, as indicated in a third party valuation report. We expect to update the estimated value per share of our common stock annually.
Our estimated value per share is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and this difference could be significant. The estimated value per share is not audited and does not represent a determination of the fair value of our assets or liabilities based on U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the amount at which our shares of common stock would trade if they were listed on a national securities exchange. Accordingly, with respect to the estimated value per share, there can be no assurance that: (1) a stockholder would be able to resell his or her shares at the estimated value per share; (2) a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of our liabilities or a sale of our company; (3) our shares of common stock would trade at the estimated value per share on a national securities exchange; (4) a third party would offer the estimated value per share in an arm’s-length transaction to purchase all or substantially all of our shares of common stock; (5) an independent third-party appraiser or third-party valuation firm would agree with our estimated value per share; or (6) the methodology used to calculate our estimated value per share would be acceptable to FINRA or for compliance with Employee Retirement Income Security Act of 1974 (“ERISA”) reporting requirements.
Further, we have not made any adjustments to the valuation to the estimated value per share for the impact of other transactions occurring subsequent to March 31, 2016, including, but not limited to, (1) the issuance of common stock under the DRIP, (2) net operating income earned and dividends declared, (3) the repurchase of shares and (4) changes in leases, tenancy or other business or operational changes. The value of our shares will fluctuate over time in response to developments related to individual real estate assets, the management of those assets and changes in the real estate and finance markets. Because of, among other factors, the high concentration of our total assets in real estate and the number of shares of our common stock outstanding, changes in the value of individual real estate assets or changes in valuation assumptions could have a very significant impact on the value of our shares. In addition, the estimated value per share does not reflect a discount for the fact that we are externally managed. The estimated value per share also does not take into account any disposition costs or fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt. Accordingly, the estimated value per share of our common stock may or may not be an accurate reflection of the fair market value of our stockholders’ investments and will not likely represent the amount of net proceeds that would result from an immediate sale of our assets.
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
Our common stockholders do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 1.01 billion shares of capital stock, of which 1 billion shares are classified as common stock and 0.01 billion shares are classified as preferred stock. Our board may elect to (1) sell additional shares in future public offerings, (2) issue equity interests in private offerings, (3) issue share-based awards to our independent directors or to our officers or employees or to the officers or employees of PE-NTR II or any of its affiliates, (4) issue shares to PE-NTR II or its successors or assigns in payment of an outstanding fee obligation or (5) issue shares of our common stock to sellers of properties or assets we acquire in connection with an exchange of limited partnership interests of the Operating Partnership. To the extent we issue additional equity interests, our stockholders’ percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our real estate investments, our investors may also experience dilution in the book value and fair value of their shares.
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
If we were to become self-managed, we could be managed less effectively and our expenses could increase, either of which could have an adverse effect on the value of your investment.
If we were to become self-managed, such transaction could take many forms. For example, we could hire a group of executives and other employees or personnel from our Advisor who have performed services for us under our Advisory Agreement, or we could acquire our Advisor or another management firm.  Any such transaction could result in significant payments to the owners of the Advisor or management firm.  Such costs could make it more difficult for you to realize a profit on your investment.  In addition, we may not realize the benefits of becoming self-managed because the costs may be higher than anticipated or the management functions acquired may not be as effective or efficient as those of our Advisor.  A transaction to become self-managed could also become the subject of litigation.  Even if the claims are without merit, we could be forced to incur significant expenses in defense of such claims.  The costs of such litigation, the cost of becoming self-managed or any adverse impact on the effectiveness of the management of our company could cause the value of your investment to decline.
General Risks Related to Investments in Real Estate
Our operating results will be affected by economic and regulatory changes that have an adverse impact on the real estate market in general, and we cannot assure our stockholders that we will be profitable or that we will realize growth in the value of our real estate properties.
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
When tenants do not renew their leases or otherwise vacate their space, we will often need to expend substantial funds for improvements to the vacated space in order to attract replacement tenants. Even when tenants do renew their leases, we may agree to make improvements to their space as part of our negotiation. If we need additional capital in the future to improve or maintain our properties or for any other reason, we may have to obtain financing from sources, beyond our funds from operations, such as borrowings or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both, which would limit our ability to make distributions to our stockholders and could reduce the value of their investment.
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

As of December 31, 2016, our real estate investments in Florida represented 16.2% of our annualized base rent (“ABR”). As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse economic developments in the Florida real estate market. Any adverse economic or real estate developments in Florida, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics, natural disasters and other factors, or any decrease in demand for shopping center space resulting from the local business climate, could adversely affect our operating results and our ability to make distributions to stockholders.
Competition with other retail channels may reduce our profitability and the return on our stockholders investment.
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
The bankruptcy or insolvency of a significant tenant or a number of smaller tenants may have an adverse impact on financial condition and our ability to pay distributions to our stockholders. Generally, under bankruptcy law, a debtor tenant has 120 days to exercise the option of assuming or rejecting the obligations under any unexpired lease for nonresidential real property, which period may be extended once by the bankruptcy court. If the tenant assumes its lease, the tenant must cure all defaults under the lease and may be required to provide adequate assurance of its future performance under the lease. If the tenant rejects the lease, we will have a claim against the tenant’s bankruptcy estate. Although rent owing for the period between filing for bankruptcy and rejection of the lease may be afforded administrative expense priority and paid in full, pre-bankruptcy arrears and amounts owing under the remaining term of the lease will be afforded general unsecured claim status (absent collateral securing the claim). Moreover, amounts owing under the remaining term of the lease will be capped. Other than equity and subordinated claims, general unsecured claims are the last claims paid in a bankruptcy, and therefore funds may not be available to pay such claims in full. See Item 2. Properties, for information related to concentration of our tenants.
Competition with third parties in acquiring properties and other investments may reduce our profitability and the return on our stockholders investment.
We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships, and other entities engaged in real estate investment activities, many of which have greater resources than we do. Larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. Any such increase would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties and other investments, our profitability will be reduced, and our stockholders may experience a lower return on their investment.
In our due diligence review of potential investments, we may rely on third-party consultants and advisors and representations made by sellers of potential portfolio properties, and we may not identify all relevant facts that may be necessary or helpful in evaluating potential investments.
Before making investments, our Advisor will typically conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. Due diligence may entail evaluation of important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants, investment banks and other third parties may be involved in the due diligence process to varying degrees depending on the type of investment, the costs of which will be borne by us. Such involvement of third-party advisors or consultants may present a number of risks primarily relating to the Advisor’s reduced control of the functions that are outsourced. In addition, if the Advisor is unable to timely engage third-party providers, the ability to evaluate and acquire more complex targets could be adversely affected. When conducting due diligence and making an assessment regarding a potential investment, the Advisor will rely on the resources available to it, including information provided by the target of the investment and, in some circumstances, third-party investigations. The due diligence investigation that the Advisor carries out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Moreover, such an investigation will not necessarily result in the investment being successful. There can be no assurance that attempts to provide downside protection with respect to investments, including pursuant to risk management procedures described in this prospectus, will achieve their desired effect and potential investors should regard an investment in us as being speculative and having a high degree of risk.
There can be no assurance that the Advisor will be able to detect or prevent irregular accounting, employee misconduct or other fraudulent practices during the due diligence phase or during our efforts to monitor the investment on an ongoing basis or that any risk management procedures implemented by us will be adequate. In the event of fraud by the seller of any portfolio property, we may suffer a partial or total loss of capital invested in that property. An additional concern is the possibility of material misrepresentation or omission on the part of the seller. Such inaccuracy or incompleteness may adversely affect the value of our investments in such portfolio property. We will rely upon the accuracy and completeness of representations made by sellers of portfolio properties in the due diligence process to the extent reasonable when we make our investments, but cannot guarantee such accuracy or completeness.
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
Many factors that are beyond our control affect the real estate market and could affect our ability to sell properties for the price, on the terms or within the time frame that we desire. These factors include general economic conditions, the availability of financing, interest rates and other factors, including supply and demand. Because real estate investments are relatively illiquid, we have a limited ability to vary our portfolio in response to changes in economic or other conditions. Further, before we can sell a property on the terms we want, it may be necessary to expend funds to correct defects or to make improvements. However, we can give no assurance that we will have the funds available to correct such defects or to make such improvements. We may be unable to sell our properties at a profit. Our inability to sell properties at the time and on the terms we want could reduce our cash flow and limit our ability to make distributions to our stockholders and could reduce the value of our stockholders’ investments. Moreover, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Our inability to sell a property when we desire to do so may cause us to reduce our selling price for the property. Any delay in our receipt of proceeds, or diminishment of proceeds, from the sale of a property could adversely affect our ability to pay distributions to our stockholders.
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
Our real properties are subject to property and other taxes that may increase in the future, which could adversely affect our cash flow.
Our real properties are subject to property and other taxes that may increase as tax rates change and as the real properties are assessed or reassessed by taxing authorities. We anticipate that certain of our leases will generally provide that the property taxes, or increases therein, are charged to the lessees as an expense related to the real properties that they occupy, while other leases will generally provide that we are responsible for such taxes. In any case, as the owner of the properties, we are ultimately responsible for payment of the taxes to the applicable government authorities. If taxes increase, our tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes even if otherwise stated under the terms of the lease. If we fail to pay any such taxes, the applicable taxing authority may place a lien on the real property and the real property may be subject to a tax sale. In addition, we are generally responsible for real property taxes related to any vacant space.
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
We could become subject to liability for environmental violations, regardless of whether we caused such violations.
We could become subject to liability in the form of fines or damages for noncompliance with environmental laws and regulations. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid hazardous materials, the remediation of contaminated property associated with the disposal of solid and hazardous materials and other health and safety-related concerns. Some of these laws and regulations may impose joint and several liability on tenants, owners or managers for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. Under various federal, state and local environmental laws, ordinances, and regulations, a current or former owner or manager of real property may be liable for the cost to remove or remediate hazardous or toxic substances, wastes, or petroleum products on, under, from, or in such property. These costs could be substantial and liability under these laws may attach whether or not the owner or manager knew of, or was responsible for, the presence of such contamination. Even if more than one person may have been responsible for the contamination, each liable party may be held entirely responsible for all of the clean-up costs incurred.
In addition, third parties may sue the owner or manager of a property for damages based on personal injury, natural resources, or property damage and/or for other costs, including investigation and clean-up costs, resulting from the environmental contamination. The presence of contamination on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or borrow using the property as collateral. In addition, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which the property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants. There can be no assurance that future laws, ordinances or regulations will not impose any material environmental liability, or that the environmental condition of our properties will not be affected by the operations of the tenants, by the existing condition of the land, by operations in the vicinity of the properties. There can be no assurance that these laws, or changes in these laws, will not have a material adverse effect on our business, results of operations or financial condition.

Compliance or failure to comply with the Americans with Disabilities Act could result in substantial costs and may decrease cash available for distributions.
Our properties are, or may become subject to the Americans with Disabilities Act of 1990, as amended, or the Disabilities Act. Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We will attempt to acquire properties that comply with the Disabilities Act or place the burden on the seller or other third party, such as a tenant, to ensure compliance with the Disabilities Act. We cannot assure our stockholders that we will be able to acquire properties or allocate responsibilities in this manner. Any of our funds used for Disabilities Act compliance will reduce our net income and the amount of cash available for distributions to our stockholders.
Risks Associated with Debt Financing
We have incurred mortgage indebtedness, and we are likely to incur other indebtedness, which increases our business risks, could hinder our ability to pay distributions and could decrease the value of our stockholders’ investment.
We expect that in most instances, we will acquire real properties by using either existing financing or borrowing new funds. In addition, we may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire additional real properties. We may also borrow if we need funds to satisfy the REIT tax qualification requirement that we generally distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP, determined without regard to the deduction for dividends paid and excluding net capital gain. We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT.
There is no limitation on the amount we may borrow under our charter. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders investment.
If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on a property, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders investment. For U.S. federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. In such event, we may be unable to pay the amount of distributions required in order to maintain our REIT status. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected which could result in our losing our REIT status and would result in a decrease in the value of our stockholders investment.
Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay distributions to our stockholders.
We have incurred debt and we expect that we will incur additional debt in the future. To the extent that we incur variable rate debt, increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to pay distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.
If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of properties. If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the debt becomes due or of being unable to refinance on favorable terms. If interest rates are higher when we refinance the properties, our income could be reduced. We may be unable to refinance properties. If any of these events occurs, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise capital by issuing more stock or borrowing more money.

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
We may finance our property acquisitions using interest-only mortgage indebtedness. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or balloon payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT. Any of these results would have a significant, negative impact on our stockholders’ investments.
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
U.S. Federal Income Tax Risks
Our failure to continue to qualify as a REIT would subject us to federal income tax and reduce cash available for distribution to our stockholders.
We elected to be taxed as a REIT under the Code commencing with our taxable year ended December 31, 2014. We intend to continue to operate in a manner so as to continue to qualify as a REIT for federal income tax purposes. Qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial and administrative interpretations exist. Even an inadvertent or technical mistake could jeopardize our REIT status. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Moreover, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to continue to qualify as a REIT. If we fail to continue to qualify as a REIT in any taxable year, we would be subject to federal and applicable state and local income tax on our taxable income at corporate rates, in which case we might be required to borrow or liquidate some investments in order to pay the applicable tax. Losing our REIT status would reduce our net income available for investment or distribution to you because of the additional tax liability. In addition, distributions to our stockholders would no longer qualify for the dividends-paid deduction and we would no longer be required to make distributions. Furthermore, if we fail to qualify as a REIT in any taxable year for which we have elected to be taxed as a REIT, we would generally be unable to elect REIT status for the four taxable years following the year in which our REIT status is lost.
Complying with REIT requirements may force us to borrow funds to make distributions to you or otherwise depend on external sources of capital to fund such distributions.
To continue to qualify as a REIT, we are required to distribute annually at least 90% of our taxable income, subject to certain adjustments, to our stockholders. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we may elect to retain and pay income tax on our net long-term capital gain. In that case, if we so elect, a stockholder would be taxed on its proportionate share of our undistributed long-term gain and would receive a credit or refund for its proportionate share of the tax we paid. A stockholder, including a tax-exempt or foreign stockholder, would have to file a federal income tax return to claim that credit or refund. Furthermore, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws.
From time-to-time, we may generate taxable income greater than our net income (loss) for GAAP. In addition, our taxable income may be greater than our cash flow available for distribution to you as a result of, among other things, investments in assets that generate taxable income in advance of the corresponding cash flow from the assets (for instance, if a borrower defers the payment of interest in cash pursuant to a contractual right or otherwise).
If we do not have other funds available in the situations described in the preceding paragraphs, we could be required to borrow funds on unfavorable terms, sell investments at disadvantageous prices or find another alternative source of funds to make distributions sufficient to enable us to distribute enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity.
Because of the distribution requirement, it is unlikely that we will be able to fund all future capital needs, including capital needs in connection with investments, from cash retained from operations. As a result, to fund future capital needs, we likely will have to rely on third-party sources of capital, including both debt and equity financing, which may or may not be available on favorable terms or at all. Our access to third-party sources of capital will depend upon a number of factors, including our current and potential future earnings and cash distributions.
Despite our qualification for taxation as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to our stockholders.
Despite our qualification for taxation as a REIT for federal income tax purposes, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income or property. Any of these taxes would decrease cash available for distribution to our stockholders. For instance:

•
In order to continue to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain for this purpose) to our stockholders.

•	To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on the undistributed income.

•
We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

•
If we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we must pay a tax on that income at the highest corporate income tax rate.

•
If we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business and do not qualify for a safe harbor in the Code, our gain would be subject to the 100% “prohibited transaction” tax.

•	Any domestic taxable REIT subsidiary, or TRS, of ours will be subject to federal corporate income tax on its income,

and on any non-arm’s-length transactions between us and any TRS, for instance, excessive rents charged to a TRS could be subject to a 100% tax.

•	We may be subject to tax on income from certain activities conducted as a result of taking title to collateral.

•	We may be subject to state or local income, property and transfer taxes, such as mortgage recording taxes.
Complying with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.
To continue to qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to stockholders and the ownership of our stock. As discussed above, we may be required to make distributions to you at disadvantageous times or when we do not have funds readily available for distribution. Additionally, we may be unable to pursue investments that would be otherwise attractive to us in order to satisfy the requirements for qualifying as a REIT.
We must also ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than government securities and qualified real estate assets) and no more than 25% of the value of our gross assets (20% for tax years after 2017) may be represented by securities of one or more TRSs. Finally, for the taxable years after 2015, no more than 25% of our assets may consist of debt investments that are issued by “publicly offered REITs” and would not otherwise be treated as qualifying real estate assets. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences, unless certain relief provisions apply. As a result, compliance with the REIT requirements may hinder our ability to operate solely on the basis of profit maximization and may require us to liquidate investments from our portfolio, or refrain from making, otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to stockholders.
Complying with REIT requirements may limit our ability to hedge effectively.
The REIT provisions of the Code may limit our ability to hedge our operations effectively. Our aggregate gross income from non-qualifying hedges, fees and certain other non-qualifying sources cannot exceed 5% of our annual gross income. As a result, we might have to limit our use of advantageous hedging techniques or implement those hedges through a TRS. Any hedging income earned by a TRS would be subject to federal, state and local income tax at regular corporate rates. This could increase the cost of our hedging activities or expose us to greater risks associated with interest rate or other changes than we would otherwise incur.
Liquidation of assets may jeopardize our REIT qualification.
To continue to qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to satisfy our obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% prohibited transaction tax on any resulting gain if we sell assets that are treated as dealer property or inventory.
The prohibited transactions tax may limit our ability to engage in transactions, including disposition of assets and certain methods of securitizing loans, which would be treated as sales for federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of dealer property, other than foreclosure property, but including loans held primarily for sale to customers in the ordinary course of business. We might be subject to the prohibited transaction tax if we were to dispose of or securitize loans in a manner that is treated as a sale of the loans, for federal income tax purposes. In order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans and may limit the structures we use for any securitization financing transactions, even though such sales or structures might otherwise be beneficial to us. Additionally, we may be subject to the prohibited transaction tax upon a disposition of real property. Although a safe-harbor exception to prohibited transaction treatment is available, we cannot assure you that we can comply with such safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of our trade or business. Consequently, we may choose not to engage in certain sales of real property or may conduct such sales through a TRS.
It may be possible to reduce the impact of the prohibited transaction tax by conducting certain activities through a TRS. However, to the extent that we engage in such activities through a TRS, the income associated with such activities will be subject to a corporate income tax. In addition, the IRS may attempt to ignore or otherwise recast such activities in order to impose a prohibited transaction tax on us, and there can be no assurance that such recast will not be successful.
We also may not be able to use secured financing structures that would create taxable mortgage pools, other than in a TRS or through a subsidiary REIT.
We may recognize substantial amounts of REIT taxable income, which we would be required to distribute to our stockholders, in a year in which we are not profitable under GAAP principles or other economic measures.
We may recognize substantial amounts of REIT taxable income in years in which we are not profitable under GAAP or other economic measures as a result of the differences between GAAP and tax accounting methods. For instance, certain of our assets will be marked-to-market for GAAP purposes but not for tax purposes, which could result in losses for GAAP purposes that are not recognized in computing our REIT taxable income. Additionally, we may deduct our capital losses only to the extent of our capital gains in computing our REIT taxable income for a given taxable year. Consequently, we could recognize substantial amounts of REIT taxable income and would be required to distribute such income to you, in a year in which we are not profitable under GAAP or other economic measures.
REIT distribution requirements could adversely affect our ability to execute our business plan.
We generally must distribute annually at least 90% of our REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain for this purpose) in order to continue to qualify as a REIT. We intend to make distributions to our stockholders to comply with the REIT requirements of the Code and to avoid corporate income tax and the 4% excise tax. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
Our qualification as a REIT could be jeopardized as a result of an interest in joint ventures or investment funds.
We may hold certain limited partner or non-managing member interests in partnerships or limited liability companies that are joint ventures or investment funds. If a partnership or limited liability company in which we own an interest takes or expects to take actions that could jeopardize our qualification as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. In addition, it is possible that a partnership or limited liability company could take an action which could cause us to fail a REIT gross income or asset test, and that we would not become aware of such action in time to dispose of our interest in the partnership or limited liability company or take other corrective action on a timely basis. In that case, we could fail to continue to qualify as a REIT unless we are able to qualify for a statutory REIT “savings” provision, which may require us to pay a significant penalty tax to maintain our REIT qualification.
Distributions paid by REITs do not qualify for the reduced tax rates that apply to other corporate distributions.
The maximum tax rate for “qualified dividends” paid by corporations to non-corporate stockholders is currently 20%. Distributions paid by REITs, however, generally are taxed at ordinary income rates (subject to a maximum rate of 39.6% for non-corporate stockholders), rather than the preferential rate applicable to qualified dividends.
Legislative or regulatory tax changes could adversely affect us or stockholders.
At any time, the federal income tax laws can change. Laws and rules governing REITs or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or stockholders.
Retirement Plan Risks
If the fiduciary of an employee benefit plan subject to ERISA (such as a profit sharing, Section 401(k) or pension plan) or an owner of a retirement arrangement subject to Section 4975 of the Code (such as an IRA) fails to meet the fiduciary and other standards under ERISA or the Code as a result of an investment in our stock, the fiduciary could be subject to penalties and other sanctions.
There are special considerations that apply to employee benefit plans subject to ERISA (such as profit sharing, Section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Code (such as an IRA) that are investing in our shares. Fiduciaries and IRA owners investing the assets of such a plan or account in our common stock should satisfy themselves that:

•	the investment is consistent with their fiduciary and other obligations under ERISA and the Code;

•	the investment is made in accordance with the documents and instruments governing the plan or IRA, including the plan’s or account’s investment policy;

•	the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Code;

•	the investment in our shares, for which no public market currently exists, is consistent with the liquidity needs of the plan or IRA;

•	the investment will not produce an unacceptable amount of “unrelated business taxable income” for the plan or IRA;

•	our stockholders will be able to comply with the requirements under ERISA and the Code to value the assets of the plan or IRA annually; and

•	the investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Code.
Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to claims for damages or for equitable remedies, including liability for investment losses. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Code, the fiduciary or IRA owner who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested. In addition, the investment transaction must be undone. In the case of a prohibited transaction involving an IRA owner, the IRA may be disqualified as a tax-exempt account and all of the assets of the IRA may be deemed distributed and subjected to tax. ERISA plan fiduciaries and IRA owners should consult with counsel before making an investment in our common stock.
If our assets are deemed to be plan assets, PE-NTR II and we may be exposed to liabilities under Title I of ERISA and the Code.
In some circumstances where an ERISA plan holds an interest in an entity, the assets of the entity are deemed to be ERISA plan assets unless an exception applies. This is known as the “look-through rule.” Under those circumstances, the obligations and other responsibilities of plan sponsors, plan fiduciaries and plan administrators, and of parties in interest and disqualified persons, under Title I of ERISA or Section 4975 of the Code, may be applicable, and there may be liability under these and other provisions of ERISA and the Code. We believe that our assets should not be treated as plan assets because the shares should qualify as “publicly-offered securities” that are exempt from the look-through rules under applicable Treasury Regulations. We note, however, that because certain limitations are imposed upon the transferability of shares so that we may qualify as a REIT, and perhaps for other reasons, it is possible that this exemption may not apply. If that is the case, and if PE-NTR II or we are exposed to liability under ERISA or the Code, our performance and results of operations could be adversely affected.
If our stockholders invested in our shares through an IRA or other retirement plan, they may be limited in their ability to withdraw required minimum distributions.
If our stockholders established an IRA or other retirement plan through which they invested in our shares, federal law may require them to withdraw required minimum distributions, or RMDs, from such plan in the future. Our SRP limits the amount of repurchases (other than those repurchases as a result of a stockholder’s death or disability) that can be made in a given year. Additionally, our stockholders will not be eligible to have their shares repurchased until they have held their shares for at least one year. As a result, they may not be able to have their shares repurchased at a time in which they need liquidity to satisfy the RMD requirements under their IRA or other retirement plan. Even if they are able to have their shares repurchased, such repurchase may be at a price less than the price at which the shares were initially purchased, depending on how long they have held their shares. If they fail to withdraw RMDs from their IRA or other retirement plan, they may be subject to certain tax penalties.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.     PROPERTIES
Real Estate Investments
As of December 31, 2016, we wholly-owned 74 properties throughout the United States, acquired from third parties unaffiliated with us or PE-NTR II. We also owned eleven properties through a joint venture that we own 20% equity interest in. The following table presents information regarding the geographical location of our wholly-owned properties, by leasable square feet, as of December 31, 2016 (dollars and square feet in thousands). For additional portfolio information, refer to Schedule III - Real Estate Assets and Accumulated Depreciation herein.

State	GLA(1)	% GLA	ABR(2)	%ABR	ABR/Leased Square Feet	%Leased	Number of Properties
Florida	1,656	17.9%	$17,218	16.2%	$11.22	92.7%	16
Georgia	985	10.6%	10,629	10.0%	11.03	97.9%	6
California	834	8.9%	12,310	11.6%	15.26	96.7%	8
Ohio	740	8.0%	6,532	6.1%	9.67	91.3%	6
Texas	616	6.7%	9,513	8.9%	15.82	97.6%	6
Colorado	554	6.0%	7,331	6.9%	14.62	90.6%	4
Wisconsin	522	5.6%	4,473	4.2%	8.66	98.9%	3
Illinois	422	4.6%	5,156	4.8%	12.91	94.6%	3
Minnesota	409	4.4%	4,455	4.2%	12.05	90.4%	3
South Carolina	374	4.0%	2,741	2.6%	7.36	99.7%	1
Kansas	303	3.3%	2,954	2.9%	10.12	96.3%	2
Connecticut	298	3.2%	3,564	3.4%	12.59	95.1%	3
Massachusetts	272	2.9%	3,927	3.7%	14.79	97.5%	2
Arizona	221	2.4%	2,268	2.1%	12.08	85.1%	2
Michigan	199	2.1%	1,809	1.7%	9.82	92.7%	2
New York	165	1.8%	1,623	1.5%	10.25	95.8%	1
Pennsylvania	153	1.7%	2,032	1.9%	16.02	82.9%	1
New Mexico	139	1.5%	1,354	1.3%	9.74	100.0%	1
Maryland	112	1.3%	1,990	1.8%	20.03	88.3%	1
Missouri	109	1.2%	1,447	1.4%	13.93	94.9%	1
Nevada	89	1.0%	1,604	1.5%	17.96	100.0%	1
Virginia	80	0.9%	1,406	1.3%	17.52	100.0%	1
	9,252	100.0%	$106,336	100.0%	$12.15	94.6%	74

(1)	Gross leasable area (“GLA”) is defined as the portion of the total square feet of a building that is available for tenant leasing.

(2)	We calculate annualized base rent (“ABR”) as monthly contractual rent as of December 31, 2016, multiplied by 12 months.

Lease Expirations
The following table lists, on an aggregate basis, all of the scheduled lease expirations after December 31, 2016, for each of the next ten years and thereafter for our 74 shopping centers. The table shows the leased square feet and ABR represented by the applicable lease expirations (dollars and square feet in thousands):

Year	Numbers of Leases Expiring	ABR	% of Total Portfolio ABR	Leased Square Feet Expiring	% of Leased Square Feet Expiring
2017(1)	175	$6,742	6.3%	381	4.4%
2018	208	11,518	10.8%	855	9.8%
2019	210	12,566	11.8%	981	11.2%
2020	198	13,480	12.7%	1,204	13.8%
2021	171	12,859	12.1%	1,062	12.1%
2022	83	6,691	6.3%	593	6.8%
2023	41	5,474	5.1%	588	6.7%
2024	43	4,632	4.4%	353	4.0%
2025	59	9,715	9.1%	683	7.8%
2026	61	7,041	6.6%	528	6.0%
Thereafter	68	15,618	14.8%	1,522	17.4%
	1,317	$106,336	100.0%	8,750	100.0%

(1)	Subsequent to December 31, 2016, we renewed 18 of the 175 leases expiring in 2017, which accounts for 42,271 total square feet and total ABR of $872,338.
During the year ended 2016, rent per square foot for renewed leases increased 27.0% when compared to rent per square foot prior to renewal. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Leasing Activity, for further discussion of leasing activity. Based on current market base rental rates, we believe we will achieve an overall positive increase in our average base rental income for leases expiring in 2017. However, changes in base rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the base rents on new leases will continue to increase from current levels.
Portfolio Tenancy
Prior to the acquisition of a property, we assess the suitability of the grocery anchor tenant and other tenants in light of our investment objectives, namely, preserving capital and providing stable cash flows for distributions. Generally, we assess the strength of the tenant by consideration of company factors, such as its financial strength and market share in the geographic area of the shopping center, as well as location-specific factors, such as the store’s sales, local competition, and demographics. When assessing the tenancy of the non-anchor space at the shopping center, we consider the tenant mix at each shopping center in light of our portfolio, the proportion of national and national franchise tenants, the creditworthiness of specific tenants, and the timing of lease expirations. When evaluating non-national tenancy, we attempt to obtain credit enhancements to leases, which typically come in the form of deposits and/or guarantees from one or more individuals.
The following table presents the composition of our portfolio by tenant type as of December 31, 2016 (dollars and square feet in thousands):

Tenant Type	Leased Square Feet	% of Leased Square Feet	ABR	% of ABR
Grocery anchor	4,617	52.8%	$40,975	38.5%
National & regional(1)	2,873	32.8%	42,421	39.9%
Local	1,260	14.4%	22,940	21.6%
	8,750	100.0%	$106,336	100.0%

(1)	We define national tenants as those tenants that operate in at least three states. Regional tenants are defined as those tenants that have at least three locations.

The following table presents the composition of our portfolio by tenant industry as of December 31, 2016 (dollars and square feet in thousands):

Tenant Industry	Leased Square Feet	% of Leased Square Feet	ABR	% of ABR
Grocery	4,617	52.8%	$40,975	38.5%
Retail Stores	2,137	24.4%	25,792	24.3%
Services	1,291	14.7%	24,464	23.0%
Restaurant	705	8.1%	15,105	14.2%
	8,750	100.0%	$106,336	100.0%
The following table presents our grocery anchor tenants, grouped according to parent company, by leased square feet as of December 31, 2016 (dollars and square feet in thousands):

Tenant	Leased Square Feet	% of Leased Square Feet	ABR	% of ABR	Number of Locations(1)
Walmart	845	9.7%	$5,410	5.1%	6
Publix	694	7.9%	6,559	6.2%	15
Kroger	615	7.0%	3,602	3.4%	9
Albertsons-Safeway	594	6.8%	5,832	5.5%	10
Ahold Delhaize	324	3.7%	4,912	4.6%	5
Giant Eagle	274	3.1%	2,723	2.6%	4
Save Mart	159	1.8%	1,326	1.2%	3
Price Chopper	136	1.6%	1,094	1.0%	2
Supervalu	136	1.6%	1,089	1.0%	2
Schnuck's	127	1.5%	1,054	1.0%	2
Marc's	84	1.0%	766	0.7%	2
Sprouts Farmers Market	82	0.9%	1,347	1.3%	3
Festival Foods	71	0.8%	566	0.5%	1
BJ's Wholesale Club	68	0.8%	494	0.5%	1
Mariano's	66	0.8%	858	0.8%	1
Raley's	60	0.7%	240	0.2%	1
Food 4 Less (PAQ)	60	0.7%	995	0.9%	1
Tops Market	55	0.6%	280	0.3%	1
Winn-Dixie	47	0.5%	305	0.3%	1
Big Y	39	0.4%	621	0.6%	1
Lunds & Byerlys	38	0.4%	153	0.1%	1
Trader Joe's	25	0.3%	490	0.5%	2
Fresh Market	18	0.2%	259	0.2%	1
	4,617	52.8%	$40,975	38.5%	75

(1)
Number of locations (a) excludes auxiliary leases with grocery anchors such as fuel stations, pharmacies, and liquor stores, of which there were 15 as of December 31, 2016, and (b) includes one location where two grocers operate.

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

ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Stockholder Information
As of February 28, 2017, we had approximately 46.4 million shares of common stock outstanding, held by a total of 24,751 stockholders of record.
Market Information
Our common stock is not currently traded on any exchange and there is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time acceptable to the stockholder, or at all. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.
On April 14, 2016, the Board of Directors of Phillips Edison Grocery Center REIT II, Inc. (“we,” “our,” or “us”) established an estimated value per share of our common stock of $22.50 based substantially on the estimated market value of our portfolio of real estate properties in various geographic locations in the United States (the “Portfolio”) as of March 31, 2016. We provided this estimated value per share to assist broker-dealers that participated in our public offering in meeting our customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340 as required by the Financial Industry Regulatory Authority (“FINRA”). This valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association (“IPA”) in April 2013 (the “IPA Valuation Guidelines”).
We engaged Duff & Phelps, LLC (“Duff & Phelps”) to provide a calculation of the range in estimated value per share of our common stock as of March 31, 2016. Duff & Phelps prepared a valuation report (the “Valuation Report”) that provided this range based substantially on its estimate of the “as is” market values of the Portfolio. Duff & Phelps made adjustments to the aggregate estimated value of the Portfolio to reflect balance sheet assets and liabilities provided by our management as of March 31, 2016, before calculating a range of estimated values based on the number of outstanding shares of our common stock as of March 31, 2016. These calculations produced an estimated value per share in the range of $21.78 to $23.64 as of March 31, 2016. The Board of Directors ultimately approved $22.50 as the estimated value per share of our common stock.
The following table summarizes the material components of the estimated value per share of our common stock as of March 31, 2016 (in millions, except per share amounts):

	Low	High
Investment in Real Estate Assets	$1,071.5	$1,157.4

Other Assets
Cash and cash equivalents	4.2	4.2
Restricted cash	1.3	1.3
Accounts receivable	11.4	11.4
Prepaid expenses and other assets	6.8	6.8
Total other assets	$23.7	$23.7

Liabilities
Notes payable and credit facility	$86.6	$86.6
Mark to market of debt	1.2	1.2
Accounts payable and accrued expenses	0.1	0.1
Security deposits	2.7	2.7
Total liabilities	$90.6	$90.6

Net Asset Value	$1,004.6	$1,090.5

Common stock outstanding	46.1	46.1

Net Asset Value Per Share	$21.78	$23.64

As with any valuation methodology, the methodologies used are based upon a number of assumptions and estimates that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. These limitations are discussed further under “Limitations of Estimated Value per Share” below.
Valuation Methodologies
Our goal in calculating an estimated value per share is to arrive at a value that is reasonable and supportable using what we deem to be appropriate valuation and appraisal methodologies and assumptions and a process that is in accordance with the IPA Valuation Guidelines. The following is a summary of the valuation methodologies and components used to calculate the estimated value per share.
Real Estate Portfolio
Independent Valuation Firm
Duff & Phelps was recommended by Phillips Edison NTR II LLC, our external advisor (the “Advisor”) to the Conflicts Committee of our Board of Directors (the “Conflicts Committee”) to provide independent valuation services. The Conflicts Committee approved the engagement of Duff & Phelps for those services, and they are not affiliated with us or the Advisor. The Duff & Phelps personnel who prepared the valuation have no present or prospective interest in the Portfolio and no personal interest with us or the Advisor. Duff & Phelps has previously provided the allocation of acquisition purchase prices for financial reporting purposes pertaining to the Portfolio. They receive the usual and customary compensation for such services. Duff & Phelps may be engaged to provide professional services to us in the future.
Duff & Phelps’ engagement for its valuation services was not contingent upon developing or reporting predetermined results. In addition, Duff & Phelps’ compensation for completing the valuation services was not contingent upon the development or reporting of a predetermined value or direction in value that favors the cause of us, the amount of the value opinion, the attainment of a stipulated result, or the occurrence of a subsequent event directly related to the intended use of its Valuation Report. We have agreed to indemnify Duff & Phelps against certain liabilities arising out of this engagement.
Duff & Phelps’ analyses, opinions, or conclusions were developed, and the Valuation Report was prepared, in conformity with the Uniform Standards of Professional Appraisal Practice. The Valuation Report was reviewed, approved and signed by Duff & Phelps’ personnel with the professional designation of Member of the Appraisal Institute (the “MAI”). The use of the Valuation Report is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives.
In preparing the Valuation Report, Duff & Phelps relied on information provided by us and the Advisor regarding the Portfolio. For example, we and the Advisor provided information regarding building size, year of construction, land size and other physical, financial and economic characteristics. We and the Advisor also provided lease information, such as current rent amounts, rent commencement and expiration dates, and rent increase amounts and dates. Duff & Phelps did not inspect the Portfolio properties as part of the valuation process.
Duff & Phelps did not investigate the legal description or legal matters relating to the Portfolio, including title or encumbrances, and title to the properties was assumed to be good and marketable. The Portfolio was also assumed to be free and clear of liens, easements, encroachments and other encumbrances, and to be in full compliance with zoning, use, occupancy, environmental and similar laws unless otherwise stated by us. The Valuation Report contains other assumptions, qualifications and limitations that qualify the analysis, opinions and conclusions set forth therein. Furthermore, the prices at which our real estate properties may actually be sold could differ from their appraised values.
The foregoing is a summary of the standard assumptions, qualifications and limitations that generally apply to the Valuation Report.
Real Estate Valuation
Duff & Phelps estimated the “as is” market values of the Portfolio as of March 31, 2016, using various methodologies. Generally accepted valuation practice suggests assets may be valued using a range of methodologies. Duff & Phelps utilized the income capitalization approach with support from the sales comparison approach for each property. The income approach was the primary indicator of value, with secondary consideration given to the sales approach. Duff & Phelps performed a study of each market to measure current market conditions, supply and demand factors, growth patterns, and their effect on each of the subject properties.
Duff & Phelps modeled tenant common area maintenance (“CAM”) and real estate tax reimbursements as a dollar-amount-per-square-foot of occupied area and included them as miscellaneous revenue line items, rather than detailed on a contractual tenant-by-tenant basis in the reimbursement module of Argus Enterprise, a long-term financial modeling software program for real estate, for the cash flow projections. The basis of the per square foot unit indicator was provided by the Advisor based on historical and budgeted dollar amounts per-square-foot of occupied area for CAM and real estate tax reimbursements. The

Advisor completed an analysis of a sampling of properties where the contractual reimbursements were calculated on a tenant-by-tenant basis within the reimbursement module of Argus Enterprise and compared these to the per square foot of occupied area calculation conclusions. It was deemed that the differences in dollar amounts calculated were insignificant between the two methods; therefore, Duff & Phelps agreed with the Advisor’s conclusion that the methodology used to arrive at reimbursement income on a per square foot of occupied area was reasonable.
The income capitalization approach simulates the reasoning of an investor who views the cash flows that would result from the anticipated revenue and expense on a property throughout its lifetime. Under the income capitalization approach, Duff & Phelps used an estimated net operating income (“NOI”) for each property, and then converted it to a value indication using a discounted cash flow analysis. The discounted cash flow analysis focuses on the operating cash flows expected from a property and the anticipated proceeds of a hypothetical sale at the end of an assumed holding period, with these amounts then being discounted to their present value. The discounted cash flow method is appropriate for the analysis of investment properties with multiple leases, particularly leases with cancellation clauses or renewal options, and especially in volatile markets.
The sales comparison approach estimates value based on what other purchasers and sellers in the market have agreed to as a price for comparable improved properties. This approach is based upon the principle of substitution, which states that the limits of prices, rents and rates tend to be set by the prevailing prices, rents and rates of equally desirable substitutes. Duff & Phelps gathered comparable sales data throughout various markets as secondary support for its valuation estimate.
The following summarizes the range of capitalization and discount rates that were used to arrive at the estimated market values of our Portfolio:

Range in Values
Overall capitalization rate	6.40% - 6.90%
Terminal capitalization rate	6.90% - 7.40%
Discount rate	7.65% - 8.15%
Sensitivity Analysis
While we believe that Duff & Phelps’ assumptions and inputs are reasonable, a change in these assumptions would impact the calculations of the estimated value of the Portfolio and our estimated value per share. The table below illustrates the impact on Duff & Phelps’ range in estimated value per share if the terminal capitalization rates or discount rates were adjusted by 25 basis points and assumes all other factors remain unchanged. Additionally, the table illustrates the impact of a 5% change in these rates in accordance with the IPA Valuation Guidelines. The table is only hypothetical to illustrate possible results if only one change in assumptions was made, with all other factors held constant. Further, each of these assumptions could change by more than 25 basis points or 5%.

Resulting Range in Estimated Value Per Share
	Increase of 25 Basis Points	Decrease of 25 Basis Points	Increase of 5%	Decrease of 5%
Terminal capitalization rate	$21.35 to $23.14	$22.22 to $24.19	$21.18 to $22.98	$22.43 to $24.38
Discount rate	$21.34 to $23.17	$22.21 to $24.13	$21.10 to $22.94	$22.48 to $24.37
Other Assets and Other Liabilities
Duff & Phelps made adjustments to the aggregate estimated values of our investments to reflect other assets and other liabilities of us based on balance sheet information provided by us and the Advisor as of March 31, 2016.
Role of the Conflicts Committee and the Board of Directors
The Conflicts Committee is composed of all of our independent directors. It is responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodologies used to determine our estimated value per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. The Conflicts Committee approved our engagement of Duff & Phelps to provide an estimation of the value per share as of March 31, 2016. The Conflicts Committee received a copy of the Valuation Report and discussed the report with representatives of Duff & Phelps. The Conflicts Committee also discussed the Valuation Report, the Portfolio, our assets and liabilities and other matters with senior management of the Advisor. The Advisor recommended to the Conflicts Committee that $22.50 per share be approved as the estimated value per share of our common stock. The Conflicts Committee discussed the rationale for this value with the Advisor.
Following the Conflicts Committee’s receipt and review of the Valuation Report, the recommendation of the Advisor, and in light of other factors considered by the Conflicts Committee and its own extensive knowledge of our assets and liabilities, the

Conflicts Committee concluded that the range in estimated value per share of $21.78 and $23.64 was appropriate. The Conflicts Committee then recommended to our Board of Directors that it select $22.50 as the estimated value per share of our common stock. Our Board of Directors unanimously agreed to accept the recommendation of the Conflicts Committee and approved $22.50 as the estimated value per share of our common stock as of March 31, 2016, which determination was ultimately and solely the responsibility of the Board of Directors.
Limitations of Estimated Value per Share
We are providing this estimated value per share to assist broker-dealers that participated in our public offering in meeting their customer account statement reporting obligations. This valuation was performed in accordance with the provisions of the IPA Valuation Guidelines. The estimated value per share set forth above first appeared on its April 2016 customer account statements that were mailed in May 2016. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and this difference could be significant. The estimated value per share is not audited and does not represent a determination of the fair value of our assets or liabilities based on GAAP, nor does it represent a liquidation value of our assets and liabilities or the amount at which our shares of common stock would trade on a national securities exchange.
Accordingly, with respect to the estimated value per share, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at the estimated value per share;

•	a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of our liabilities or a sale of us;

•	our shares of common stock would trade at the estimated value per share on a national securities exchange;

•	a third party would offer the estimated value per share in an arm’s-length transaction to purchase all or substantially all of our shares of common stock;

•	another independent third-party appraiser or third-party valuation firm would agree with our estimated value per share; or

•	the methodologies used to calculate our estimated value per share would be acceptable to FINRA or for compliance with Employee Retirement Income Security Act of 1974 reporting requirements.
Further, the estimated value per share as of March 31, 2016, is based on the estimated value per share of us as of March 31, 2016. We did not make any adjustments to the valuation for the impact of other transactions occurring subsequent to March 31, 2016, including, but not limited to, (1) the issuance of common stock under the distribution reinvestment plan (“DRIP”), (2) net operating income earned and dividends declared, (3) the repurchase of shares and (4) changes in leases, tenancy or other business or operational changes. The value of our shares will fluctuate over time in response to developments related to individual assets in the Portfolio, the management of those assets and changes in the real estate and finance markets. Because of, among other factors, the high concentration of our total assets in real estate and the number of shares of our common stock outstanding, changes in the value of individual assets in the Portfolio or changes in valuation assumptions could have a very significant impact on the value of our shares. The estimated value per share does not reflect a portfolio premium or the fact that we are externally managed. The estimated value per share also does not take into account any disposition costs or fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt.
Distribution Reinvestment Plan
We have adopted the DRIP through which our stockholders may elect to reinvest an amount equal to the distributions paid on their shares of common stock into shares of our common stock in lieu of receiving cash distributions. Initially, the purchase price per share under our DRIP was $23.75. In accordance with the DRIP, because we established an estimated value per share on April 14, 2016, subsequent to that date, participants acquired and continue to acquire shares of common stock through the DRIP at a price of $22.50 per share. Participants in the DRIP may purchase fractional shares so that 100% of the dividends may be used to acquire additional shares of our common stock. For the year ended December 31, 2016, 1.7 million shares were issued through the DRIP, resulting in proceeds of approximately $38.3 million. For the year ended December 31, 2015, 1.3 million shares were issued through the DRIP, resulting in proceeds of approximately $29.8 million.

Distribution Information
We pay distributions based on daily record dates, payable monthly in arrears. During the years ended December 31, 2016 and 2015, our board of directors authorized distributions based on daily record dates for each day during the period from January 1 through December 31, 2016 and 2015. The authorized distributions for 2016 and 2015 were equal to a daily amount of $0.00443989 and $0.00445205 per share of common stock, respectively.
The total distributions paid to common stockholders for the years ended December 31, 2016 and 2015, were as follows(in thousands):

	2016	2015
Distributions paid to common stockholders	$75,127	$56,114
Distributions were paid subsequent to December 31, 2016, to the stockholders of record from December 2016 through February 2017 as follows (in thousands):

Distribution Period	Date Distribution Paid	Gross Amount of Distribution Paid
December 1, 2016 through December 31, 2016	1/3/2017	$6,396
January 1, 2017 through January 31, 2017	2/1/2017	6,415
February 1, 2017 through February 28, 2017	3/1/2017	5,798
All distributions paid during the years ended December 31, 2016 and 2015, have been funded by a combination of cash generated through operations or borrowings.
Unregistered Sales of Equity Securities
During 2016, we did not sell any equity securities that were not registered under the Securities Act.
Share Repurchase Program (“SRP”)
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

•	We limit the number of shares repurchased pursuant to our SRP during any calendar year to 5% of the weighted-average number of shares of common stock outstanding during the prior calendar year.

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
Initially, shares were repurchased at a price equal to or at a discount from the stockholders’ original purchase price paid for the shares being repurchased. Effective April 14, 2016, the repurchase price per share for all stockholders is equal to the estimated value per share of $22.50.

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
Our board of directors may amend, suspend or terminate the program upon 30 days’ notice. We may provide notice by including such information (a) in a current report on Form 8-K or in our annual or quarterly reports, all publicly filed with the Securities and Exchange Commission, or (b) in a separate mailing to the stockholders.
The following table presents the activities under our SRP for the years ended December 31, 2016 and 2015, (in thousands, except per share amounts):

	2016	2015
Shares repurchased	1,021	215
Cost of repurchases	$23,031	$5,049
Average repurchase price	$22.56	$23.48

All of the shares that we repurchased during the quarter ended December 31, 2016 are provided below (shares in thousands):

Period	Total Number of Shares Redeemed	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
October 2016	78	$22.50	78	(3)
November 2016	65	22.50	65	(3)
December 2016	107	22.50	107	(3)

(1)
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

(2)
All purchases of our equity securities by us in the three months ended December 31, 2016, were made pursuant to the SRP. We announced the commencement of the SRP on November 25, 2013, and it was subsequently amended effective May 15, 2016.

(3)
We currently limit the dollar value and number of shares that may yet be repurchased under the SRP as described above. During the three months ended December 31, 2016, we repurchased $5.6 million of common stock, which represented all repurchase requests received timely, in good order, and eligible for repurchase during that period.

ITEM  6.     SELECTED FINANCIAL DATA

As of and for the years ended December 31, 2016, 2015, and 2014
(In thousands, except per share amounts)
	2016	2015	2014
Balance Sheet Data:(1)
Investment in property, at cost	$1,510,160	$1,066,509	$341,554
Cash and cash equivalents	8,259	17,359	179,117
Total assets	1,486,527	1,079,713	524,091
Mortgages and loans payable, net	533,215	81,305	27,383
Operating Data:
Total revenues	$129,796	$60,413	$8,445
Property operating expenses	(22,226)	(10,756)	(1,651)
Real estate tax expenses	(20,157)	(9,592)	(966)
General and administrative expenses	(18,139)	(3,744)	(1,606)
Acquisition expenses	(10,754)	(13,661)	(5,449)
Interest expense, net	(10,970)	(3,990)	(1,206)
Net loss	(5,497)	(6,698)	(5,833)
Other Operational Data:(2)(3)
NOI	$81,797	$36,849	$5,420
Funds from operations (“FFO”)	48,419	19,080	(2,317)
Modified funds from operations (“MFFO”)	52,431	28,522	2,684
Cash Flow Data:
Cash flows provided by (used in) operating activities	$45,353	$16,618	$(1,311)
Cash flows used in investing activities	(362,228)	(618,854)	(296,325)
Cash flows provided by financing activities	307,775	440,478	476,653
Per Share Data:
Net loss per share—basic and diluted	$(0.12)	$(0.18)	$(0.57)
Common distributions declared	$1.62	$1.62	$1.49
Weighted-average shares outstanding—basic	46,228	36,538	10,302
Weighted-average shares outstanding—diluted	46,230	36,538	10,302

(1)	Certain prior period balance sheet amounts have been restated to conform with the adoption of Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs.

(2)
See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures, for further discussion and for a reconciliation of the non-GAAP financial measures to net loss.

(3)	Certain prior period amounts have been restated to conform with current year presentation.
The selected financial data should be read in conjunction with the consolidated financial statements and notes appearing in this Annual Report on Form 10-K.

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

Below are statistical highlights of our portfolio:

	Total Portfolio as of December 31, 2016	Property Acquisitions During the Year Ended December 31, 2016
Number of properties(1)	74	23
Number of states	22	16
Total square feet (in thousands)	9,252	2,981
Leased % of rentable square feet	94.6%	93.9%
Average remaining lease term (in years)(2)	6.2	6.0

(1)	The number of properties does not include additional real estate purchased adjacent to previously acquired centers, and those properties contributed to the joint venture.

(2)	The average remaining lease term in years excludes future options to extend the term of the lease.

Market Outlook—Real Estate and Real Estate Finance Markets
Management reviews a number of economic forecasts and market commentaries in order to evaluate general economic conditions and to formulate a view of the current environment’s effect on the real estate markets in which we operate.
According to the Bureau of Economic Analysis, as measured by the U.S. real gross domestic product (“GDP”), the U.S. economy’s growth increased 1.6% in 2016 as compared to 2015, according to preliminary estimates. For 2015, real GDP increased 2.6% compared to 2014. The increase in real GDP in 2016 reflected positive contributions from personal consumption expenditures (“PCE”), residential fixed investment, state and local government spending, exports, and federal government spending. These increases were partly offset by negative contributions from private inventory investment and nonresidential fixed investment. Imports, which are a subtraction in the calculation of GDP, increased. The deceleration in real GDP from 2015 to 2016 reflected a downturn in private inventory investment, a deceleration in PCE, a downturn in nonresidential fixed investment, and decelerations in residential fixed investment and in state and local government spending offset by a deceleration in imports and accelerations in federal government spending and in exports.
According to J.P. Morgan’s Global Economic Outlook Summary & 2017 REIT Outlook, real GDP is expected to grow approximately 1.8% in 2017. The U.S. retail real estate market displayed positive fundamentals in 2016, with vacancy rates rising slightly and increasing average leasing spreads as the result of limited new retail supply.
Overall, retail real estate fundamentals remain strong but are expected to decelerate relative to previous years. Short and long term interest rates rose in late 2016 with the expectation for more to come. There is less occupancy to be gained in portfolios, new supply levels are below historical averages but still elevated going into 2017, and job growth is expected to be 1.0% in 2017, compared to 1.5-2.0% in 2016. External fiscal stimulus will add to economic growth, although commercial real estate is expected to benefit to a lesser extent than other sectors.

Critical Accounting Policies and Estimates
Below is a discussion of our critical accounting policies and estimates. Our accounting policies have been established to conform with GAAP. We consider these policies critical because they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.
Real Estate Assets
Real Estate Acquisition Accounting—In accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, we record real estate, consisting of land, buildings, and improvements, at fair value. We allocate the cost of an acquisition to the acquired tangible assets, identifiable intangibles, and assumed liabilities based on their estimated acquisition-date fair values. In addition, ASC 805 requires that acquisition costs be expensed as incurred.
We assess the acquisition-date fair values of all tangible assets, identifiable intangibles, and assumed liabilities using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis and replacement cost) and that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it were vacant.
We record above-market and below-market lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We amortize any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining non-cancelable terms of the respective lease. We also include fixed-rate renewal options in our calculation of the fair value of below-market leases and the periods over which such leases are amortized. If a tenant has a unilateral option to renew a below-market lease, we include such an option in the calculation of the fair value of such lease and the period over which the lease is amortized if we determine that the tenant has a financial incentive and wherewithal to exercise such option.
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
Estimates of the fair values of the tangible assets, identifiable intangibles, and assumed liabilities require us to estimate market lease rates, property operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate estimates would result in an incorrect valuation of our acquired tangible assets, identifiable intangibles, and assumed liabilities, which would impact the amount of our net income.
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
Impairment of Real Estate and Related Intangible Assets—We monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets may be impaired. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may be greater than fair value, we will assess the recoverability, considering recent operating results, expected net operating cash flow, and plans for future operations. If, based on this analysis of undiscounted cash flows, we do not believe that we will be able to recover the carrying value of the real estate and related intangible assets, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets as defined by ASC 360, Property, Plant, and Equipment. Particular examples of events and changes in circumstances that could indicate potential impairments are significant decreases in occupancy, rental income, operating income, and market values.

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
We record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred. We make certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. We do not expect the actual results to differ materially from the estimated reimbursement.
We make estimates of the collectability of our tenant receivables related to base rents, expense reimbursements, and other revenue or income. We specifically analyze accounts receivable and historical bad debts, customer creditworthiness, current economic trends, and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, we will make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. These estimates have a direct impact on our net income because a higher bad debt reserve results in less net income.
We record lease termination income if there is a signed termination letter agreement, all of the conditions of the agreement have been met, collectability is reasonably assured and the tenant is no longer occupying the property. Upon early lease termination, we provide for losses related to unrecovered intangibles and other assets.
We will recognize gains on sales of real estate pursuant to the provisions of ASC 605-976, Accounting for Sales of Real Estate. The specific timing of a sale will be measured against various criteria in ASC 605-976 related to the terms of the transaction and any continuing involvement associated with the property. If the criteria for profit recognition under the full-accrual method are not met, we will defer gain recognition and account for the continued operations of the property by applying the percentage-of-completion, reduced profit, deposit, installment or cost recovery methods, as appropriate, until the appropriate criteria are met.
Impact of Recently Issued Accounting Pronouncements—The following table provides a brief description of recent accounting pronouncements that could have a material effect on our financial statements:

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU 2014-09, Revenue from Contracts with Customers (Topic 606)
This update outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. In 2015, the FASB provided for a one-year deferral of the effective date for ASU 2014-09, making it effective for annual reporting periods beginning after December 15, 2017.
January 1, 2018
Our revenue-producing contracts are primarily leases that are not within the scope of this standard. As a result, we do not expect the adoption to have a material impact on our rental income. We continue to evaluate the effect the adoption of this standard will have on our other source of revenue. This includes reimbursement amounts we receive from tenants for operating expenses such as real estate taxes, insurance and other common area maintenance. However, we currently do not believe the adoption will significantly affect the timing of the recognition of our reimbursement revenue.

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
Refer to Note 2 to our consolidated financial statements in this annual report on Form 10-K for discussion of the impact of recently issued accounting pronouncements.

Results of Operations
Summary of Operating Activities for the Years Ended December 31, 2016 and 2015

			Favorable (Unfavorable) Change
(In thousands, except per share amounts)	2016	2015	Change	Non-Same-Center	Same-Center
Operating Data:
Total revenues	$129,796	$60,413	$69,383	$67,354	$2,029
Property operating expenses	(22,226)	(10,756)	(11,470)	(11,216)	(254)
Real estate tax expenses	(20,157)	(9,592)	(10,565)	(10,350)	(215)
General and administrative expenses	(18,139)	(3,744)	(14,395)	(14,467)	72
Acquisition expenses	(10,754)	(13,661)	2,907	2,890	17
Depreciation and amortization	(56,541)	(25,778)	(30,763)	(29,645)	(1,118)
Interest expense, net	(10,970)	(3,990)	(6,980)	(7,307)	327
Gain on contribution of properties to unconsolidated joint venture	3,341	—	3,341	3,341	—
Other income, net	153	410	(257)	(257)	—
Net loss attributable to stockholders	$(5,497)	$(6,698)	$1,201	$343	$858

Net loss per share—basic and diluted	$(0.12)	$(0.18)	$0.06
We wholly-owned 74 properties as of December 31, 2016, and 57 properties as of December 31, 2015. The Same-Center column in the tables above includes the 20 properties that were owned and operational prior to January 1, 2015. The Non-Same-Center column includes properties that were acquired after December 31, 2014, in addition to corporate-level income and expenses. In this section, we primarily explain fluctuations in activity shown in the Same-Center column as well as any notable fluctuations in the Non-Same-Center column related to corporate-level activity. Unless otherwise discussed below, year-over-year comparative differences for the year ended December 31, 2016 and 2015, are almost entirely attributable to the number of properties owned and the length of ownership of these properties.
Total revenues—Of the $69.4 million increase in total revenues, $67.4 million was related to the properties acquired in 2015 and 2016. The remaining variance was the result of an increase in revenue among same-center properties, primarily due to a $1.2 million increase in rental income, which was primarily driven by a $0.22 increase in same-center minimum rent per square foot since December 31, 2015. We also have a $0.9 million increase in the same-center tenant recovery income, which resulted from the combination of increases in real estate tax expense and our overall recovery rate.
General and administrative expenses—The $14.4 million increase in general and administrative expenses was primarily attributable to the $10.0 million increase in the cash asset management fees, as a result of the change to our advisory fee structure as of January 1, 2016. Previously, the asset management fee had been deferred via the issuance of Class B units, which did not result in the recognition of expense under GAAP. The asset management fee percentage did not increase; however, 80% is now paid through cash and therefore recognized as expense under GAAP, with 20% remaining as Class B units. We also had increases of $1.0 million in transfer agent expense, $0.6 million of additional distributions on Class B units as a result of an increase in outstanding Class B units, and $2.8 million in professional fees that were primarily due to third-party valuation work for determination of our per share estimated value, higher costs for investor relations custodial fees, and an overall increase in the corporate-level costs associated with managing a larger portfolio.
Depreciation and amortization—Of the $30.8 million increase in depreciation and amortization expense, $29.6 million was related to the properties acquired in 2015 and 2016. The remaining variance was due to the combination of an increase in the tenant improvement on certain same-center properties, and accelerated depreciation and amortization caused by early termination of certain leases.
Interest expense, net—Of the $7.0 million increase in interest expense, net, $5.1 million is related to higher borrowings in 2016 on the revolving credit facility and the new term loans that we entered into in June 2016, as well as the amortization of deferred financing costs related to the new debt instruments. The remaining $1.9 million increase is related to mortgage loans assumed in connection with certain acquisitions throughout 2015 and 2016.
Gain on contribution of properties to unconsolidated joint venture—The $3.3 million increase is solely due to the gain on the contributions of six properties to our joint venture in March 2016.

Summary of Operating Activities for the Years Ended December 31, 2015 and 2014

(In thousands, except per share amounts)	2015	2014	Favorable (Unfavorable) Change
Operating Data:
Total revenues	$60,413	$8,445	$51,968
Property operating expenses	(10,756)	(1,651)	(9,105)
Real estate tax expenses	(9,592)	(966)	(8,626)
General and administrative expenses	(3,744)	(1,606)	(2,138)
Acquisition expenses	(13,661)	(5,449)	(8,212)
Depreciation and amortization	(25,778)	(3,516)	(22,262)
Interest expense, net	(3,990)	(1,206)	(2,784)
Other income, net	410	116	294
Net loss attributable to stockholders	$(6,698)	$(5,833)	$(865)

Net loss per share—basic and diluted	$(0.18)	$(0.57)	$0.39
We owned 57 properties as of December 31, 2015 and 20 properties as of December 31, 2014. Unless otherwise discussed below, year-over-year comparative differences for the years ended December 31, 2015 and 2014, are almost entirely attributable to the number of properties owned and the length of ownership of these properties.
Total revenues—Although most of the $52.0 million increase in total revenue is related to the acquisition of 37 properties in 2015, we have also entered into new leases and increased our rent per square foot on lease renewals.
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

Leasing Activity
Below is a summary of leasing activity for the years ended December 31, 2016 and 2015:

	Total Deals		Inline Deals(1)
	2016	2015	2016	2015
New leases:
Number of leases	82	53	80	52
Square footage (in thousands)	210	140	181	120
First-year base rental revenue (in thousands)	$3,567	$2,123	$3,331	$1,964
Average rent per square foot (“PSF”)	$16.98	$15.11	$18.45	$16.34
Average cost PSF of executing new leases(2)(3)	$34.08	$33.06	$37.26	$37.70
Weighted-average lease term (in years)	7.9	6.7	8.2	6.8
Renewals and options:
Number of leases	172	75	162	74
Square footage (in thousands)	672	177	350	128
First-year base rental revenue (in thousands)	$9,311	$3,199	$6,927	$2,835
Average rent PSF	$13.86	$18.09	$19.81	$22.10
Average rent PSF prior to renewals	$10.91	$16.04	$15.80	$19.28
Percentage increase in average rent PSF	27.0%	12.8%	25.4%	14.6%
Average cost PSF of executing renewals and options(2)(3)	$3.37	$3.79	$4.36	$4.81
Weighted-average lease term (in years)	5.4	5.5	5.3	5.8
Portfolio retention rate(4)	85.8%	87.1%	81.5%	81.6%

(1)	We consider an inline deal to be a lease for less than 10,000 square feet of gross leasable area (“GLA”).

(2)	The cost of executing new leases, renewals, and options includes leasing commissions, tenant improvement costs, and tenant concessions.

(3)	The costs associated with landlord improvements are excluded for repositioning and redevelopment projects.

(4)	The portfolio retention rate is calculated by dividing (a) total square feet of retained tenants with current period lease expirations by (b) the square feet of leases expiring during the period.
The average rent per square foot and cost of executing leases fluctuates based on the tenant mix, size of the space, and lease term. Leases with national and regional tenants generally require a higher cost per square foot than those with local tenants. However, such tenants will also pay for a longer term. As we continue to attract more of these national and regional tenants, our costs to lease may increase.

Non-GAAP Measures
Same-Center Net Operating Income
We present Same-Center Net Operating Income as a supplemental measure of our performance. We define NOI as total operating revenues less property operating expenses, real estate taxes, and non-cash revenue items. Same-Center NOI represents the NOI for the 20 properties that were wholly-owned and operational for the entire portion of both comparable reporting periods. We believe that NOI and Same-Center NOI provide useful information to our investors about our financial and operating performance because each provides a performance measure of the revenues and expenses directly involved in owning and operating real estate assets and provides a perspective not immediately apparent from net income. Because Same-Center NOI excludes the change in NOI from properties acquired after December 31, 2014, it highlights operating trends such as occupancy levels, rental rates, and operating costs on properties that were operational for both comparable periods. Other REITs may use different methodologies for calculating Same-Center NOI, and accordingly, our Same-Center NOI may not be comparable to other REITs.
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

The table below is a comparison of the Same-Center NOI for the years ended December 31, 2016 and 2015 (in thousands):

	2016	2015	$ Change	% Change
Revenues:
Rental income(1)	$25,449	$23,944	$1,505
Tenant recovery income	9,845	8,959	886
Other property income	181	274	(93)
Total revenues	35,475	33,177	2,298	6.9%
Operating Expenses:
Property operating expenses	6,237	5,958	279
Real estate taxes	5,216	5,001	215
Total operating expenses	11,453	10,959	494	4.5%
Total Same-Center NOI	$24,022	$22,218	$1,804	8.1%

(1)	Excludes straight-line rental income, net amortization of above- and below-market leases and lease buy-out income.
Below is a reconciliation of net loss to NOI and Same-Center NOI for the years ended December 31, 2016 and 2015 (in thousands):

	2016	2015(1)
Net loss:	$(5,497)	$(6,698)
Adjusted to exclude:
General and administrative expenses	18,139	3,744
Acquisition expenses	10,754	13,661
Depreciation and amortization	56,541	25,778
Interest expense, net	10,970	3,990
Gain on contribution of properties to unconsolidated joint venture	(3,341)	—
Other income, net	(153)	(410)
Net amortization of above- and below-market leases	(2,142)	(1,151)
Lease buyout income	(707)	(9)
Straight-line rental income	(2,767)	(2,056)
NOI	81,797	36,849
Less: NOI from centers excluded from Same-Center	57,775	14,631
Total Same-Center NOI	$24,022	$22,218

(1)	Certain prior period amounts have been restated to conform with current year presentation.

Funds from Operations and Modified Funds from Operations
FFO is a non-GAAP performance financial measure that is widely recognized as a measure of REIT operating performance. We use FFO as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) to be net income (loss), computed in accordance with GAAP and gains (or losses) from sales of depreciable real estate property (including deemed sales and settlements of pre-existing relationships), plus depreciation and amortization on real estate assets and impairment charges, and after related adjustments for unconsolidated partnerships, joint ventures and noncontrolling interests. We believe that FFO is helpful to our investors and our management as a measure of operating performance because, when compared year to year, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which are not immediately apparent from net income.
Since the definition of FFO was promulgated by NAREIT, GAAP has expanded to include several new accounting pronouncements, such that management and many investors and analysts have considered the presentation of FFO alone to be insufficient. Accordingly, in addition to FFO, we use MFFO, which excludes from FFO the following items:

•	acquisition fees and expenses;

•	straight-line rent amounts, both income and expense;

•	amortization of above- or below-market intangible lease assets and liabilities;

•	amortization of discounts and premiums on debt investments;

•	gains or losses from the early extinguishment of debt;

•	gains or losses on the extinguishment of derivatives, except where the trading of such instruments is a fundamental attribute of our operations;

•	gains or losses related to fair value adjustments for derivatives not qualifying for hedge accounting;

•	gains or losses related to consolidation from, or deconsolidation to, equity accounting;

•	adjustments related to the above items for unconsolidated entities in the application of equity accounting.
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

•
Gains or losses related to fair value adjustments for derivatives not qualifying for hedge accounting—This item relates to a fair value adjustment, which is based on the impact of current market fluctuations and underlying assessments of general market conditions and specific performance of the holding, which may not be directly attributable to current operating performance. As these gains or losses relate to underlying long-term assets and liabilities, management believes MFFO provides useful supplemental information by focusing on the changes in core operating fundamentals rather than changes that may reflect anticipated, but unknown, gains or losses.

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
The following section presents our calculation of FFO and MFFO and provides additional information related to our operations. As a result of the timing of the commencement of our initial public offering and our active real estate acquisitions,

FFO and MFFO are not relevant to a discussion comparing operations for the periods presented. We expect revenues and expenses to increase in future periods as we acquire additional investments.
FFO AND MFFO
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014
(Unaudited)
(In thousands, except per share amounts)

	2016	2015(1)	2014
Calculation of FFO
Net loss	$(5,497)	$(6,698)	$(5,833)
Adjustments:
Depreciation and amortization of real estate assets	56,541	25,778	3,516
Gain on contribution of properties to unconsolidated joint venture	(3,341)	—	—
Depreciation and amortization related to unconsolidated joint venture	716	—	—
FFO	$48,419	$19,080	$(2,317)
Calculation of MFFO
FFO	$48,419	$19,080	$(2,317)
Adjustments:
Acquisition expenses	10,754	13,661	5,449
Net amortization of above- and below-market leases	(2,142)	(1,151)	(152)
Gain on extinguishment of debt, net	(80)	(60)	—
Straight-line rental income	(2,767)	(2,056)	(256)
Amortization of market debt adjustment	(866)	(845)	(40)
Change in fair value of derivative	(1,076)	(107)	—
Adjustments related to unconsolidated joint venture	189	—	—
MFFO	$52,431	$28,522	$2,684

Earnings per common share:
Weighted-average common shares outstanding - basic	46,228	36,538	10,302
Weighted-average common shares outstanding - diluted	46,230	36,538	10,302
Net loss per share - basic and diluted	$(0.12)	$(0.18)	$(0.57)
FFO per share - basic and diluted	$1.05	$0.52	$(0.22)
MFFO per share - basic and diluted	$1.13	$0.78	$0.26

(1)	Certain prior period amounts have been restated to conform with current year presentation.

Liquidity and Capital Resources
General
Our principal cash demands are for real estate and real estate-related investments, capital expenditures, operating expenses, repurchases of common stock, distributions to stockholders, and principal and interest on our outstanding indebtedness. We intend to use our cash on hand, operating cash flows, proceeds from our DRIP, and proceeds from debt financings, including borrowings under our unsecured credit facility, as our primary sources of immediate and long-term liquidity. We continue to acquire additional investments to complete our portfolio. We expect that substantially all of the net cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are funded; however, we have and may continue to use other sources to fund distributions as necessary, including borrowings.
As of December 31, 2016, we had cash and cash equivalents of $8.3 million. During the year ended December 31, 2016, we had a net cash decrease of $9.1 million, primarily related to the fact that we had not placed all of the raised capital at the end of 2015.

Operating Activities
Our net cash provided by operating activities consists primarily of cash inflows from tenant rental and recovery payments and cash outflows for property operating expenses, real estate taxes, general and administrative expenses, acquisition expenses, and interest payments.
Our cash flows from operating activities were $45.4 million as of December 31, 2016, compared to $16.6 million from the same period in 2015, primarily due to an increase in the number of properties owned and the length of ownership of those properties, and 8.1% increase in the same-center NOI. Operating cash flows are expected to continue to increase as additional properties are added to our portfolio.
Investing Activities
Net cash used in investing activities is impacted by the nature, timing, and extent of improvements to and acquisition of real estate and real estate-related assets.
During the year ended December 31, 2016, we had a total cash outlay of $422.4 million related to acquisition of 23 grocery-anchored shopping centers and additional real estate adjacent to a previously acquired grocery-anchored shopping center. During the same period in 2015, we acquired 37 grocery-anchored shopping centers and additional real estate adjacent to a previously acquired grocery-anchored shopping center for a total cash investment of $609.3 million, resulting in an decrease in our cash paid for acquisitions. We continue to acquire additional investments to complete our portfolio.
In March 2016, we entered into a joint venture agreement under which we may contribute up to $50 million of equity. Our initial contribution was $6.9 million as we contributed six properties with a fair value of approximately $94.3 million and received a distribution of $87.4 million in cash. We contributed an additional $7.7 million in cash to the joint venture to acquire five additional assets throughout the remainder of the year. See Note 4 for detail discussion of the joint venture.
On March 7, 2017, our board of directors approved the issuance of certain short-term loans to the joint venture for their acquisition needs. The loans have a term of up to 60 days, and the total outstanding principal balance funded by us should not exceed $15 million at any given time. The interest rate on such loans shall be the greater of a) LIBOR plus 1.70% or b) the borrowing rate on our revolving credit facility. See Note 7 to the consolidated financial statements.
Financing Activities
Our net cash provided by financing activities is impacted by the payment of distributions and repurchases, borrowings during the period, and principal and other payments associated with our outstanding debt. As our debt obligations mature, we intend to refinance the remaining balance, if possible, or pay off the balances at maturity using proceeds from operations and/or corporate-level debt.
We have access to a revolving credit facility with a capacity of up to $350 million and a current interest rate of LIBOR plus 1.30%. As of December 31, 2016, $188.2 million was available for borrowing under the revolving credit facility. The revolving credit facility matures in June 2018, with additional options to extend to June 2019. Our credit facility has an accordion feature allowing it to be increased up to $700 million upon the agreement of the lenders, from which we may draw funds to pay certain long-term debt obligations as they mature, acquire properties, or pay operating costs and expenses.
As of December 31, 2016, our debt to total enterprise value was 33.5%. Debt to total enterprise value is calculated as net debt (total debt, excluding below-market debt adjustments and deferred financing costs, less cash and cash equivalents) as a percentage of enterprise value (equity value, calculated as total common shares outstanding multiplied by the estimated value per share of $22.50, plus net debt).
We offer a SRP that provides a limited opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations. Effective as of May 15, 2016, the cash available for repurchases on any particular date is generally limited to the proceeds from the DRIP during the preceding four fiscal quarters, less amounts already used for repurchases since the beginning of that period. During the twelve months ended December 31, 2016, we paid cash for repurchases of common stock in the amount of $24.9 million.

Activity related to distributions to our stockholders for the years ended December 31, 2016 and 2015, is as follows (in thousands):

	2016	2015
Gross distributions paid	$75,127	$56,114
Distributions reinvested through DRIP	38,263	29,782
Net cash distributions	$36,864	$26,332
Net loss	$(5,497)	$(6,698)
Net cash provided by operating activities	$45,353	$16,618
FFO(1)	$48,419	$19,080

(1) See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures, for the definition of FFO, information regarding why we present FFO, as well as for a reconciliation of this non-GAAP financial measure to net loss on the consolidated statements of operations.
We expect to pay distributions monthly unless our results of operations, our general financial condition, general economic conditions or other factors, as determined by the board, make it imprudent to do so. The timing and amount of distributions is determined by our board and is influenced in part by our intention to comply with REIT requirements of the Internal Revenue Code.
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
We have not established a minimum distribution level, and our charter does not require that our board of directors approves distributions to our stockholders.

Contractual Commitments and Contingencies
Our contractual obligations as of December 31, 2016, were as follows (in thousands):

	Payments due by period
	Total	2017	2018	2019	2020	2021	Thereafter
Long-term debt obligations - principal payments	$532,941	$14,283	$53,640	$187,102	$187,208	$38,235	$52,473
Long-term debt obligations - interest payments (1)	53,738	15,647	14,370	11,054	6,307	3,040	3,320
Operating lease obligations	1,456	364	364	364	364	—	—
Total	$588,135	$30,294	$68,374	$198,520	$193,879	$41,275	$55,793

(1)	Future variable-rate interest payments are based on interest rates as of December 31, 2016.
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
As of December 31, 2016, we were in compliance with the restrictive covenants of our outstanding debt obligations. We expect to continue to meet the requirements of our debt covenants over the short- and long-term.

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
As of December 31, 2016, we were party to two interest rate swap agreements to fix the interest rate on $243 million of the term loans. These interest rate swaps convert the LIBOR portion of the interest rate on the first tranche of $121.5 million and second tranche of $121.5 million to a fixed interest rate of 0.69% through July 2019 and 0.7575% through June 2020, respectively. As of December 31, 2016 and 2015, we were party to two interest rate swap agreements that, in effect, fixed the variable interest rate on $15.8 million and $16.1 million, respectively, of two of our secured variable-rate mortgage notes at 6.0%.
As of December 31, 2016, we had not fixed the interest rate on $155.0 million of our unsecured variable-rate debt through derivative financial instruments, and as a result, we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows. The impact on our annual results of operations of a one-percentage point increase in interest rates on the outstanding balance of our variable-rate debt at December 31, 2016, would result in approximately $1.6 million of additional interest expense.
These amounts were determined based on the impact of hypothetical interest rates on our borrowing cost and assume no changes in our capital structure. As the information presented above includes only those exposures that exist as of December 31, 2016, it does not consider those exposures or positions that could arise after that date. Hence, the information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
In addition to the interest rate swaps summarized above, we also entered into two forward starting interest rate swap agreements to fix the interest rate on $127 million of the term loans, effective January 2017. These interest rate swaps convert the LIBOR portion of the interest rate on the first tranche of $63.5 million and second tranche of $63.5 million to a fixed interest rate of 1.494% through July 2019 and 1.692% through June 2020, respectively. We had no other outstanding interest rate swap agreements as of December 31, 2016 and 2015.
We do not have any foreign operations, and thus we are not exposed to foreign currency fluctuations.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See the Index to Financial Statements at page F-1 of this report.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM  9A.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the principal executive and principal financial officers have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control - Integrated Framework (2013) issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.
Changes in Internal Control over Financial Reporting.
During the quarter ended December 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION
For the quarter ended December 31, 2016, all items required to be disclosed under Form 8-K were reported under a Form 8-K filing.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Directors and Executive Officers. We have provided below certain information about our executive officers and directors:

Name	Position(s)	Age*	Year First Became a Director
Jeffrey S. Edison	Chair of the Board of Directors and Chief Executive Officer	56	2013
David W. Garrison	Independent Director	61	2013
Mark D. McDade	Independent Director	61	2013
Paul J. Massey, Jr.	Independent Director	56	2014
R. Mark Addy	President and Chief Operating Officer	54	N/A
Devin I. Murphy	Chief Financial Officer, Treasurer and Secretary	56	N/A
Jennifer L. Robison	Chief Accounting Officer	40	N/A
* As of the date of this filing
Directors
Jeffrey S. Edison (Chair of our Board of Directors and Chief Executive Officer). Mr. Edison has been Chair of our board of directors and our chief executive officer since August 2013. Mr. Edison has served as Chair or Co-Chair of the board of directors and Chief Executive Officer of Phillips Edison Grocery Center REIT I, Inc. (“PEGCR I”) since December 2009, and as Chair of the board of directors and the Chief Executive Officer of Phillips Edison Grocery Center REIT III, Inc. (“PEGCR III”) since April 2016. Mr. Edison, together with Michael C. Phillips, founded Phillips Edison in 1991 and has served as a principal of Phillips Edison since 1995. From 1991 to 1995, Mr. Edison was employed by Nations Bank’s South Charles Realty Corporation, serving as a senior vice president from 1993 until 1995 and as a vice president from 1991 until 1993. Mr. Edison was employed by Morgan Stanley Realty Incorporated from 1987 until 1990 and The Taubman Company from 1984 until 1987. Mr. Edison received his bachelor’s degree in mathematics and economics from Colgate University in 1982 and a master’s degree in business administration from Harvard Business School in 1984.
Among the most important factors that led to our board of directors’ recommendation that Mr. Edison serve as our director are Mr. Edison’s leadership skills, integrity, judgment, knowledge of our company, his prior experience as a director and chief executive officer, and his commercial real estate expertise.
C. Ann Chao (Independent Director). Ms. Chao has served as one of our directors since September 2013. Ms. Chao is a former investment banker and financial analyst. From September 2003 to June 2012, Ms. Chao served in various volunteer and professional capacities at the United Nations International School in New York, including as co-chair of its capital campaign. From 1992 to 1997, she was with Goldman Sachs in New York, most recently as a vice president in its public finance group where she specialized in corporate tax-exempt debt underwriting. From 1986 to 1990, she was an equity research analyst and broker with Jardine Fleming (now part of JPMorgan Chase) and affiliates, based in Hong Kong and New York. Ms. Chao is a former board member of TADA!, a philanthropic musical theater organization for children, and is a current board member of The Diller-Quaile School of Music in New York. She received a bachelor of arts degree in economics from Colgate University in 1982 and a master’s degree in public policy from Harvard University in 1992.
Among the most important factors that led to the board of directors’ recommendation that Ms. Chao serve as our director are Ms. Chao’s integrity, judgment, leadership skills, accounting and financial management expertise and independence from management, our sponsor and their affiliates.
David W. Garrison (Independent Director). Mr. Garrison has served as one of our directors since September 2013. Mr. Garrison is currently chief navigator of Garrison Growth, an international consulting services firm. From October 2002 to June 2013, Mr. Garrison served as chief executive officer and director of iBahn Corp. (formerly STSN), a provider of broadband services for hotels. On September 6, 2013, iBahn Corp. filed for bankruptcy protection under the provisions of Chapter 11 of the United States Bankruptcy Code for the District of Delaware. Such action was dismissed by the court on February 3, 2015. From 2000 to 2001, Mr. Garrison was chairman and chief executive officer of Verestar, a satellite services company, where he also served on the board of Verestar's parent company, American Tower. From 1995 to 1998, Mr. Garrison was chairman and chief executive officer of Netcom, a pioneer Internet service provider. From January 2003 to July 2013, Mr. Garrison served as a director of SonicWall, Inc., where at various times he served on the Audit Committee, the Compensation Committee (Chair) and the Corporate Governance and Nominations Committee. From 1997 to 2002, Mr. Garrison served as an independent director of Ameritrade, the first online trading company, and he was also the chair of the compensation committee and lead independent director at different times. Mr. Garrison holds a bachelor of science degree from Syracuse University and a master of business administration degree from Harvard University. Among the most important factors that led to the board of directors’ recommendation that Mr. Garrison serve as our director are Mr. Garrison’s integrity, judgment, leadership skills, commercial business experience, public company director experience and independence from management, our sponsors and their affiliates.
Paul J. Massey, Jr. (Independent Director). Mr. Massey has been one of our directors since July 2014. Mr. Massey has also served as a director of PEGCR I since July 2010. Mr. Massey began his career in 1983 at Coldwell Banker Commercial Real Estate Services in Midtown Manhattan, first as the head of the market research department, and next as an investment sales broker. Together with partner Robert A. Knakal, whom he met at Coldwell Banker, he then founded Massey Knakal Realty Services, which became New York City’s largest investment property sales brokerage firm, of which Mr. Massey served as Chief Executive Officer. With 250 sales professionals serving more than 200,000 property owners, Massey Knakal Realty Services was ranked as New York City’s #1 property sales company in transaction volume by the CoStar Group, a national, independent real estate analytics provider. With more than $4 billion in annual sales, Massey Knakal was also ranked as one of the nation’s largest privately owned real estate brokerage firms. On December 31, 2014, Massey Knakal was sold to global commercial real estate firm Cushman & Wakefield, Inc., for which Mr. Massey now serves as President - New York Investment Sales. In 2007, Mr. Massey was the recipient of the Real Estate Board of New York’s (“REBNY”) prestigious Louis B. Smadbeck Broker Recognition Award. Mr. Massey also serves as Chairman for REBNY’s Ethics and Business Practice Subcommittee, is a director on the Commercial Board of Directors of REBNY, is an active member of the Board of Trustees for the Lower East Side Tenement Museum and serves as a chair or member of numerous other committees. Mr. Massey graduated from Colgate University with a bachelor of arts degree in economics. Among the most important factors that led to the board of directors’ recommendation that Mr. Massey serve as our director are Mr. Massey’s integrity, judgment, leadership skills, extensive commercial real estate expertise, familiarity with our company and independence from management and our sponsor and its affiliates.
Mark D. McDade (Independent Director). Mr. McDade has served one of our directors since September 2013. Mr. McDade has served as executive vice president of Established Brands, Solutions and Supply for UCB from February 2013. He also served as chief operating officer of UCB, SA, located in Brussels, Belgium, until January 2017. From April 2008 to February 2013, Mr. McDade served as executive vice president of Global Operations for UCB. From 2002 until late 2007, Mr. McDade served as chief executive officer and a director of PDL Biopharma Inc., an antibody-based biopharmaceutical company located in Redwood City, California. Prior to 2002, he served as chief executive officer of Signature Bioscience Inc., located in San Francisco, California. Mr. McDade was founder and a director of Corixa Corporation, where he served as chief operating officer from September 1994 to December 1998 and as president and chief operating officer from January 1999 until his departure in late 2000 to join Signature Bioscience Inc. Before Corixa Corporation, Mr. McDade was chief operating officer of Boehringer Mannheim Therapeutics, the bio-pharmaceutical division of Corange Ltd., and prior to that he held several positions at Sandoz Ltd., including in business development, product management and general management. Mr. McDade received his bachelor of arts degree from Dartmouth College and his master of business administration degree from Harvard Business School. Among the most important factors that led to the board of directors’ recommendation that Mr. McDade serve as our director are Mr. McDade’s integrity, judgment, leadership skills, commercial business experience, public company director experience, and independence from management and our sponsors and their affiliates.
Executive Officers
R. Mark Addy. Mr. Addy has served as our President or Co-President and Chief Operating Officer since August 2013. Mr. Addy has also served as the President and Chief Operating Officer of PEGCR III since April 2016, as the President or Co-President of PEGCR I since April 2013 as well as the Chief Operating Officer of PEGCR I since October 2010, and as the President or Co-President of PEGCR I since October 2010. Mr. Addy served as Chief Operating Officer for Phillips Edison from 2004 to October 2010. He served Phillips Edison as Senior Vice President from 2002 until 2004, when he became Chief Operating Officer. Mr. Addy was the top executive in the Cincinnati, Ohio headquarters, responsible for implementing the company’s growth strategy. Prior to joining Phillips Edison, Mr. Addy practiced law with Santen & Hughes in the areas of commercial real estate, financing and leasing, mergers and acquisitions, and general corporate law from 1987 until 2002. Mr. Addy was the youngest law partner in the 50-year history of Santen & Hughes, and served as President of Santen & Hughes from 1996 through 2002. While at Santen & Hughes, he represented Phillips Edison from its inception in 1991 to 2002. Mr. Addy received his bachelor’s degree in environmental science and chemistry in 1984 from Bowling Green State University, where he received the President’s Award for academic achievement and was a member of the Order of the Omega leadership honor society. Mr. Addy received his law degree from the University of Toledo, where he was a member of the Order of the Barristers.
Devin I. Murphy. Mr. Murphy has served as our Chief Financial Officer, Treasurer and Secretary since August 2013. He also serves as the Chief Financial Officer, Treasurer and Secretary of PEGCR III since April 2016, and of as a principal and Chief Financial Officer of PEGCR I since June 2013. From November 2009 to June 2013, he served as Vice Chairman of Investment Banking at Morgan Stanley. He began his real estate career in 1986 when he joined the real estate group at Morgan Stanley as an associate. Prior to rejoining Morgan Stanley in June 2009, Mr. Murphy was a managing partner of Coventry Real Estate Advisors, or Coventry, a real estate private equity firm founded in 1998 which sponsors a series of institutional investment funds that acquire and develop retail properties. Since its inception, Coventry has invested over $2.5 billion in retail assets. Prior to joining Coventry in March 2008, from February 2004 until November 2007, Mr. Murphy served as global head of real estate investment banking for Deutsche Bank Securities, Inc. At Deutsche Bank, Mr. Murphy ran a team of over 100 professionals located in eight offices in the United States, Europe and Asia. Mr. Murphy’s Deutsche Bank team was recognized as an industry leader and under his management executed over 500 separate transactions on behalf of clients representing total transaction volume exceeding $400 billion. Prior to joining Deutsche Bank, Mr. Murphy was with Morgan Stanley for 15 years. He held a number of senior positions at Morgan Stanley including co-head of United States real estate investment banking and head of the private capital markets group, or PCM. PCM is the team at Morgan Stanley responsible for raising equity capital for Morgan Stanley’s real estate private equity funds as well as private equity capital on behalf of clients. During the time that Mr. Murphy ran PCM, the team raised in excess of $5 billion of equity capital. Mr. Murphy served on the investment committee of the Morgan Stanley Real Estate Funds from 1994 until his departure in 2004. During his tenure on the investment committee, the Morgan Stanley Real Estate Funds invested over $6.5 billion of equity capital globally in transactions with a total transaction value in excess of $35 billion. Mr. Murphy has served as an advisory director for Hawkeye Partners, a real estate private equity firm headquartered in Austin, Texas, since March 2005 and for Trigate Capital, a real estate private equity firm headquartered in Dallas, Texas, since September 2007. Mr. Murphy received a master’s of business administration degree from the University of Michigan and a bachelor of arts degree with honors from the College of William and Mary. He is a member of the Urban Land Institute, the Pension Real Estate Association and the National Association of Real Estate Investment Trusts.
Jennifer L. Robison. Ms. Robison has served as our Chief Accounting Officer since March 2015. Ms. Robison has also served as the Chief Accounting Officer of PEGCR I and PEGCR II since March 2015. Ms. Robinson has served as the Chief Accounting Officer of PEGCR III since April 2016. Ms. Robison has served as the Senior Vice President and Chief Accounting Officer of PEGCR I since July 2014. From February 2005 to July 2014, Ms. Robison served as Vice President, Financial Reporting at Ventas, Inc., an S&P 500 company and one of the 10 largest equity REITs in the country. Prior to her time at Ventas, Ms. Robison served as an audit manager at Mountjoy Chilton Medley LLP from September 2003 to February 2005. Ms. Robison began her career at Ernst & Young LLP, serving most recently as assurance manager, and was an employee there from February 1996 to September 2003. She received a bachelor of arts degree in accounting from Bellarmine University, where she graduated magna cum laude. Ms. Robison is a certified public accountant and a member of the American Institute of Certified Public Accountants, the National Association of Real Estate Investments Trusts and the SEC Professional Group.
Section 16(a) Beneficial Ownership Reporting Compliance. Under U.S. securities laws, directors, executive officers and any persons beneficially owning more than 10% of our common stock are required to report their initial ownership of the common stock and most changes in that ownership to the Securities and Exchange Commission (“SEC”). The SEC has designated specific due dates for these reports, and we are required to identify in this proxy statement those persons who did not file these reports when due. Based solely on our review of copies of the reports filed with the SEC and written representations of our directors and executive officers, we believe all persons subject to these reporting requirements filed the reports on a timely basis in 2016.
Code of Ethics. We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our Principal Executive Officer and Principal Financial Officer. Our Code of Ethics may be found at www.grocerycenterreit2.com/investor-relations/governance.
Audit Committee. The Audit Committee’s primary function is to assist our board of directors in fulfilling its responsibilities by overseeing our independent auditors and reviewing the financial information to be provided to our stockholders and others, overseeing the system of internal control over financial reporting that our management has established, and overseeing our audit and financial reporting process. The Audit Committee also is responsible for overseeing our compliance with applicable laws and regulations and for establishing procedures for the ethical conduct of our business. The Audit Committee fulfills these responsibilities primarily by carrying out the activities enumerated in the Audit Committee Charter adopted by our board of directors in 2013. The Audit Committee Charter is available on our web site at www.grocerycenterreit2.com/investor-relations/governance.
The members of the Audit Committee currently are David W. Garrison (Chair), Mark D. McDade and C. Ann Chao. The board of directors has determined that Mr. Garrison qualifies as the Audit Committee “financial expert” within the meaning of SEC rules.

ITEM 11.     EXECUTIVE COMPENSATION
Messrs. Edison, Addy and Murphy, and Ms. Robinson, are our executive officers. They are not our employees and do not receive compensation from us. Our executive officers are employees of Phillips Edison NTR II LLC (“PE-NTR II”). PE-NTR

II has entered into an advisory agreement with us whereby it is responsible for providing our day-to-day management (subject to the authority of our board of directors) and it is responsible for compensating its employees, including the executive officers.
Compensation of Directors. We have provided below certain information regarding compensation paid to or earned by our directors during the year ended December 31, 2016:

Name	Fees Earned or Paid in Cash	Stock Awards (2)	Total
Jeffrey S. Edison (1)	$—	$—	$—
C. Ann Chao	41,276	25,000	66,276
David W. Garrison	68,276	25,000	93,276
Paul J. Massey, Jr.	37,276	25,000	62,276
Mark D. McDade	38,276	25,000	63,276
Total	$185,104	$100,000	$285,104

(1)	Directors who are not independent of us do not receive compensation for services rendered as a director.

(2)
Includes the value of 1,112 shares of restricted stock granted to each of our independent directors August 5, 2016, based on a per share value equal to our estimated value per share of $22.50 as of August 5, 2016. On each of May 31, 2017, May 31, 2018, May 31, 2019, and May 31, 2020, 278 shares of such restricted stock will vest.

Cash Compensation. We pay each of our independent directors:

•	an annual retainer of $30,000;

•	$1,000 per each board meeting attended;

•	$1,000 per each committee meeting attended;

•	an annual retainer of $30,000 for the chair of the Audit Committee; and

•	an annual retainer of $3,000 for the chair of the Conflicts Committee.
All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors.
Equity Incentive Plans
2013 Long-Term Incentive Plan. We have adopted the 2013 Long-Term Incentive Plan (the “Incentive Plan”). The Incentive Plan is intended to attract and retain officers, advisors and consultants (including key employees thereof) considered essential to our long-range success by offering these individuals an opportunity to participate in our growth through awards in the form of, or based on, our common stock. Although we do not currently intend to hire any employees, any employees we may hire in the future would also be eligible to participate in the Incentive Plan. The Incentive Plan may be administered by a committee appointed by the board of directors, which we refer to as the plan committee, or by the board of directors itself if no committee is appointed. The Incentive Plan authorizes the granting of awards to participants in the following forms:

•	options to purchase shares of our common stock, which may be non-statutory stock options or incentive stock options under the Internal Revenue Code;

•	stock appreciation rights (“SARs”) which give the holder the right to receive the difference between the fair market value per share of common stock on the date of exercise over the SAR grant price;

•	performance awards, which are payable in cash or stock upon the attainment of specified performance goals;

•	restricted stock, which is subject to restrictions on transferability and other restrictions set by the plan committee;

•
restricted stock units, which give the holder the right to receive shares of stock, or the equivalent value in cash or other property, in the future, which right is subject to certain restrictions and to risk of forfeiture;

•	deferred stock units, which give the holder the right to receive shares of stock, or the equivalent value in cash or other property, at a future time;

•	distributions equivalents, which entitle the participant to payments equal to any distributions paid on the shares of stock underlying an award; and

•	other stock-based awards at the discretion of the plan committee, including unrestricted stock grants.

All awards must be evidenced by a written agreement with the participant, which will include the provisions specified by the plan committee. We may not issue options or warrants to purchase our capital stock to our advisor, our directors or officers or any of their affiliates, except on the same terms as such options or warrants are sold to the general public. We may not issue options or warrants at exercise prices less than the fair market value of the underlying securities on the date of grant or for consideration (which may include services) that in the judgment of the plan committee has a market value less than the value of such option or warrant on the date of grant. Any options, warrants or other stock awards we issue to PE-NTR II, our directors or officers or any of their affiliates, whether under this plan or under the Amended and Restated 2013 Independent Director Stock Plan (discussed below), shall not exceed an amount equal to 5% of our outstanding capital stock on the date of grant.
The plan committee will administer the Incentive Plan, with sole authority to select participants, determine the types of awards to be granted, and all of the terms and conditions of the awards, including whether the grant, vesting or settlement of awards may be subject to the attainment of one or more performance goals. Awards will not be granted under the Incentive Plan if the grant, vesting or exercise of the awards would jeopardize our status as a REIT under the Internal Revenue Code or otherwise violate the ownership and transfer restrictions imposed under our charter. Unless otherwise determined by the plan committee, no award granted under the Incentive Plan will be transferable except through the laws of descent and distribution or except, in the case of an incentive stock option, pursuant to a qualified domestic relations order.
We have reserved 4,000,000 shares for issuance pursuant to awards granted under the Incentive Plan. In the event of a transaction between our company and our stockholders that causes the per-share value of our common stock to change (including, without limitation, any stock distribution, stock split, spin-off, rights offering or large nonrecurring cash distribution), the share authorization limits under the Incentive Plan will be adjusted proportionately, and the plan committee must make such adjustments to the Incentive Plan and awards as it deems necessary, in its sole discretion, to prevent dilution or enlargement of rights immediately resulting from such transaction. In the event of a stock split, a stock distribution or a combination or consolidation of the outstanding shares of common stock into a lesser number of shares, the authorization limits under the Incentive Plan will automatically be adjusted proportionately, and the shares then subject to each award will automatically be adjusted proportionately without any change in the aggregate purchase price.
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
2013 Independent Director Stock Plan. We have adopted a long-term incentive plan that we will use to attract and retain qualified independent directors. Our 2013 Independent Director Stock Plan (the “Independent Director Plan”) offers independent directors an opportunity to participate in our growth through awards of shares of restricted common stock subject to time-based vesting.
Our Conflicts Committee administers the Independent Director Plan, with sole authority to determine all of the terms and conditions of the awards. No awards will be granted under the Independent Director Plan if the grant or vesting of the awards would jeopardize our status as a REIT under the Internal Revenue Code or otherwise violate the ownership and transfer restrictions imposed under our charter. Unless otherwise determined by our board of directors, no award granted under the Independent Director Plan will be transferable except through the laws of descent and distribution.
We have authorized and reserved 200,000 shares for issuance under the Independent Director Plan. In the event of a transaction between our company and our stockholders that causes the per-share value of our common stock to change (including, without limitation, any stock distribution, stock split, spin-off, rights offering or large nonrecurring cash distribution), the share authorization limits under the Independent Director Plan will be adjusted proportionately and the board of directors will make such adjustments to the Independent Director Plan and awards as it deems necessary, in its sole discretion, to prevent dilution or enlargement of rights immediately resulting from such transaction. In the event of a stock split, a stock distribution or a combination or consolidation of the outstanding shares of common stock into a lesser number of shares, the authorization limits under the Independent Director Plan will automatically be adjusted proportionately and the shares then subject to each award will automatically be adjusted proportionately without any change in the aggregate purchase price.
The Conflicts Committee may in its sole discretion at any time determine that all or a part of a director’s time-based vesting restrictions on all or a portion of a director’s outstanding shares of restricted stock will lapse, as of such date as the Conflicts

Committee may, in its sole discretion, declare. The Conflicts Committee may discriminate among participants or among awards in exercising such discretion.
The Independent Director Plan will automatically expire on November 7, 2023, unless extended or earlier terminated by the board of directors. The board of directors may terminate the Independent Director Plan at any time. The expiration or other termination of the Independent Director Plan will not, without the participants’ consent, have an adverse impact on any award that is outstanding at the time the Independent Director Plan expires or is terminated. The board of directors may amend the Independent Director Plan at any time, but no amendment will adversely affect any award without the participant’s consent and no amendment to the Independent Director Plan will be effective without the approval of our stockholders if such approval is required by any law, regulation or rule applicable to the Independent Director Plan.
In August 2016, we awarded 1,112 shares of restricted stock to each of our independent directors under the Independent Director Plan. On each of May 31, 2017, May 31, 2018, May 31, 2019, and May 31, 2020, 278 shares of such restricted stock will vest.
The following table gives information regarding our equity incentive plans as of February 28, 2017:

	Equity Compensation Plans Information
Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (1)
Equity compensation plans approved by security holders	4,448	(2)	$—	4,195,552
Equity compensation plans not approved by security holders	—		—	—
Total / Weighted Average	4,448		$—	4,195,552

(1)	We have two equity incentive plans as describe above.

(2)	Amount represents the number of shares of restricted stock that were granted to our independent directors and had not yet vested as of February 28, 2017.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table shows, as of February 28, 2017, the amount of our common stock beneficially owned (unless otherwise indicated) by (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (2) our directors and director nominees, (3) our executive officers and (4) all of our directors, director nominees and executive officers as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		Percentage
Jeffrey S. Edison	42,222	(3)	*
C. Ann Chao	—		*
David W. Garrison	905		*
Paul J. Massey, Jr.	2,426		*
Mark D. McDade	3,156		*
R. Mark Addy	2,676		*
Devin I. Murphy	—		*
Jennifer L. Robison	—		*
All officers, directors and director nominees as a group	60,274		*
* Less than 1.0%

(1)	Address of each named beneficial owner is c/o Phillips Edison Grocery Center REIT II Inc., 11501 Northlake Drive, Cincinnati, Ohio 45249.

(2)	None of the shares are pledged as security.

(3)	PE-NTR II has acquired 50,982 shares of common stock from us. Mr. Edison indirectly owns and controls PE-NTR II, and therefore has voting and dispositive control of the shares held by PE-NTR II.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Director Independence
Although our shares are not listed for trading on any national securities exchange, a majority of our directors, and all of the members of the Audit Committee and Conflicts Committee are “independent” as defined by the New York Stock Exchange (the “NYSE”). The NYSE standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, the board of directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder, or officer of an organization that has a relationship with us). The board of directors has determined that each of C. Ann Chao, David W. Garrison, Mark D. McDade, and Paul J. Massey, Jr. is “independent” as defined by the NYSE.
Transactions with Related Persons.
Our Corporate Governance Guidelines require our Conflicts Committee to review and approve all transactions involving our affiliates and us. Prior to entering into a transaction with an affiliate that is not covered by the advisory agreement with our advisor, a majority of the Conflicts Committee must conclude that the transaction is fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. In addition, our Code of Ethics lists examples of types of transactions with affiliates that would create prohibited conflicts of interest. Under the Code of Ethics, our officers and directors are required to bring potential conflicts of interest to the attention of the Chair of our Audit Committee promptly. There are no currently proposed material transactions with related persons other than those covered by the terms of the agreements described below.
Prior to December 3, 2015, our advisor was American Realty Capital PECO II Advisors, LLC (“ARC”) and our sub-advisor was PE-NTR II. On December 3, 2015, our advisory agreement with ARC (the “Prior Advisory Agreement”) was terminated. On the same day, we entered into an advisory agreement with PE-NTR II (the “Advisory Agreement”). Certain of our officers, Messrs. Edison, Addy, Murphy, and Ms. Robinson, serve as the executive officers of PE-NTR II. Our property manager, Phillips Edison & Company, Ltd., is wholly owned by our Phillips Edison sponsor, and Messrs. Edison and Murphy hold key positions at our property manager. Our former dealer manager, Realty Capital Securities, LLC, is under common ownership with our former American Realty Capital sponsor.
Our Relationship with ARC and PE-NTR II. Pursuant to the Prior Advisory Agreement, ARC was entitled to specified fees for certain services through December 3, 2015, including managing our day-to-day activities and implementing our investment strategy. ARC had entered into a sub-advisory agreement with PE-NTR II, pursuant to which PE-NTR II managed our day-to-day affairs and our portfolio of real estate investments, subject to the board of directors’ supervision. This sub-advisory agreement terminated upon termination of the Prior Advisory Agreement on December 3, 2015. The expenses reimbursed to ARC and PE-NTR II under the Prior Advisory Agreement were reimbursed in proportion to the amount of expenses incurred on our behalf by ARC and PE-NTR II, respectively. Under the Advisory Agreement, PE-NTR II provides the same advisory services previously provided by ARC and PE-NTR II under the Prior Advisory Agreement and all reimbursable expenses under the Current Advisory Agreement are reimbursed solely to PE-NTR II.

Under the terms of the Prior Advisory Agreement, we were to reimburse on a monthly basis ARC, PE-NTR II or their respective affiliates for cumulative organization and offering costs and future organization and offering costs they incurred on our behalf, but only to the extent that the reimbursement would not exceed 2% of gross offering proceeds over the life of our initial public offering, which terminated on September 15, 2015, and our distribution reinvestment plan offering, which is ongoing. As of December 31, 2016, ARC, PE-NTR II or their affiliates had paid approximately $18.1 million of organization and offering costs for which they were entitled to reimbursement, and which we had fully reimbursed.
We pay PE-NTR II under the Advisory Agreement an acquisition fee related to services provided in connection with the selection and purchase or origination of real estate and real estate-related investments. The acquisition fee is equal to 1.0% of the cost of investments acquired or originated by us, including any debt attributable to such investments. We incurred acquisition fees payable to ARC, PE-NTR II and their affiliates of approximately $5.0 million and approximately $6.8 million for the years ended December 31, 2016 and 2015, respectively, $179,000 of which had not been paid as of December 31, 2016.
In addition to acquisition fees, we reimbursed ARC and PE-NTR II under the Prior Advisory Agreement and we continue to reimburse PE-NTR II under the Current Advisory Agreement for customary acquisition expenses, whether or not we ultimately acquire an asset. For the years ended December 31, 2016 and 2015, we incurred acquisition expenses reimbursable to ARC and PE-NTR II of approximately $1.0 million and approximately $1.2 million, respectively.
During the years ended December 31, 2016 and 2015, within 60 days after the end of each calendar quarter (subject to the approval of our board of directors), we, as the sole member of the general partner of Phillips Edison Grocery Center Operating Partnership II, L.P. (the “operating partnership”), caused the operating partnership to pay an asset management subordinated participation by issuing a number of restricted operating partnership units designated as Class B Units of our operating partnership (“Class B Units”) to ARC and PE-NTR II equal to: (i) (a) 0.25% prior to January 2016 and (b) 0.05% beginning in January 2016 multiplied by the cost of assets divided by (ii) (a) prior to the date on which we calculated an estimated NAV per share, the value of one share of common stock as of the last day of such calendar quarter, which was equal to $22.50 (the primary offering price minus selling commissions and dealer manager fees) and (b) on and after the date on which we calculated an estimated NAV per share, the per share NAV. Our board of directors established an estimated NAV per share of $22.50 on April 14, 2016.
Class B Units are subject to forfeiture until such time as: (a) the value of the operating partnership's assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6% cumulative, pretax, non-compounded annual return thereon, or the “economic hurdle”; (b) any one of the following events occurs concurrently with or subsequently to the achievement of the economic hurdle described above: (i) a listing of our common stock on a national securities exchange; (ii) a transaction to which we or our operating partnership shall be a party, as a result of which partnership units in our operating partnership or our common stock shall be exchanged for or converted into the right, or the holders of such securities shall otherwise be entitled, to receive cash, securities or other property or any combination thereof; or (iii) the termination of the Current Advisory Agreement without cause, provided that we do not engage an affiliate of PE-NTR II as our new external advisor following such termination; and (c) PE-NTR II is providing services to us immediately prior to the occurrence of an event of the type described in clause (b) above, unless the failure to provide such services is attributable to the termination without cause of the Advisory Agreement by an affirmative vote of a majority of our independent directors after the economic hurdle described above has been met.
Any outstanding Class B Units will be forfeited immediately if the Advisory Agreement is terminated for any reason other than a termination without cause. Any outstanding Class B Units will be forfeited immediately if the Advisory Agreement is terminated without cause by an affirmative vote of a majority of our board of directors before the economic hurdle described above has been met. During the years ended December 31, 2016 and 2015, the operating partnership issued a total of 182,606 and 214,294 Class B Units, respectively, to ARC and PE-NTR II for the asset management services performed during the period from October 1, 2015 through September 30, 2016. In March 2017, the operating partnership issued 23,066 Class B Units to ARC and PE-NTR II for the asset management services performed during the period from October 1, 2016 through December 31, 2016. The Class B Units are participating securities that receive distributions at the same rates and dates as the distributions paid to our common stockholders. These distributions are calculated as the product of the number of Class B Units issued to date and the stated distribution rate at the time such distribution is authorized.
Under the Advisory Agreement, beginning in January 2016, we began paying PE-NTR II a monthly asset management fee at the rate of 0.06667% multiplied by the cost of our assets as of the last day of the preceding monthly period. During the year ended December 31, 2016, we paid $10.0 million of asset management fees to PE-NTR II.
During the years ended December 31, 2016 and 2015, we paid ARC under the Prior Advisory Agreement and PE-NTR II under the Advisory Agreement a financing coordination fee equal to a total of 0.75% of the amount available and/or outstanding under such financing or such assumed debt, subject to certain limitations. We incurred financing fees payable to ARC, PE-NTR II and their affiliates $0 and approximately $554,000, respectively, for the years ended December 31, 2016 and 2015, all of which had been paid as of December 31, 2016. Effective as of January 1, 2016, we no longer pay a financing coordination fee to PE-NTR II.
Under the terms of a separate agreement between ARC and PE-NTR II, PE-NTR II generally assigns to ARC 15% of all acquisition fees, asset management fees, financing coordination fees and disposition fees paid to PE-NTR II under the Advisory Agreement.
Additionally, PE-NTR II incurred approximately $113,000 of general and administrative expenses on our behalf for which PE-NTR II was entitled to reimbursement during the year ended December 31, 2016, of which approximately $43,000 remained due and payable as of December 31, 2016.
Joint Venture. On March 22, 2016, we entered into a joint venture through our indirect wholly-owned subsidiary, PE OP II Value Added Grocery, LLC (“REIT Member”), with a limited partnership (“Investor Member”) affiliated with TPG Real Estate, and with PECO Value Added Grocery Manager, LLC (“PECO Member”), a wholly-owned subsidiary of Phillips Edison Limited Partnership and an affiliate of PE-NTR II and our property manager. The joint venture was formed pursuant to the Limited Liability Company Agreement (the “Joint Venture Agreement”) of Phillips Edison Value Added Grocery Venture, LLC (the “Joint Venture”).
The Joint Venture Agreement provides for the ownership and operation of the Joint Venture, in which the REIT Member owns a 20% initial equity interest and Investor Member owns an 80% initial equity interest. Under the terms of the Joint Venture, REIT Member and Investor Member will contribute up to $50 million and $200 million of equity, respectively. The Joint Venture members expect to utilize leverage in an effort to maximize the returns on the capital contributions of the members.
The Joint Venture concentrates on investment opportunities that are outside our current core investment focus, targeting investments and properties that are more opportunistic and value-add. Potential investment opportunities of us and other affiliates of PECO Member that meet the Joint Venture’s target investment criteria will be subject to a right of first offer in favor of the Joint Venture until the earlier of either March 22, 2019 or the investment of all of the Joint Venture’s capital. Whether an investment opportunity is subject to this right of first offer will be based on a variety of factors, including the estimated risk and return characteristics of the opportunity, which are based initially on PECO Member’s diligence and underwriting and which are more typical of the opportunistic and value-add properties that are to be the focus of the Joint Venture.
PECO Member will manage and conduct the day-to-day operations and affairs of the Joint Venture, subject to certain major decisions set forth in the Joint Venture Agreement that require either the consent of a majority in interest of the Joint Venture members or the unanimous consent of the Joint Venture members. Under these provisions of the Joint Venture Agreement, REIT Member has customary approval rights in respect of major decisions, but does not have the right to cause or prohibit various material transactions, including acquisitions, dispositions, financings, significant leasing, causing the Joint Venture to make distributions, significant capital expenditures and related investment decisions or actions in respect of litigation. TPG has the ability to remove PECO Member as manager of the Joint Venture under certain circumstances, including a default by PECO Member.
The Joint Venture’s income, losses and distributions will generally be allocated based on the members’ respective ownership interests, including the PECO Member promote described below. Distributions of net cash are anticipated to be made on a monthly basis, as appropriate. Additional capital contributions in proportion to the members’ respective capital interests to the Joint Venture may be required. In addition to the contribution of the Initial Properties (as defined below), the REIT Member made additional capital contributions of $7.7 to the Joint Venture during the year ended December 31, 2016.
Pursuant to the Joint Venture Agreement, PECO Member is entitled to a customary promote subject to a preferred return and a hurdle. With respect to REIT Member’s investment, PECO Member will receive 15% of net operating cash flow distributions after a 10% return, and then 22.5% after a 15% return. PECO Member will also be entitled to a quarterly asset management fee equal to a percentage of the aggregate investment value of the property owned by the Joint Venture. The portion of the asset management fee payable with respect to REIT Member’s investment will be (1) 0.5% until an aggregate amount of $917,500 has been paid to PECO Member and (2) 1% thereafter. During the year ended December 31, 2016, the Joint Venture paid to PECO Member $140,000 in asset management fees, $28,000 of which was paid with respect to the REIT Member’s investment.
The Joint Venture Agreement contains certain restrictions on a member’s ability to transfer its interests in the Joint Venture, provisions providing for buy/sell procedures in certain circumstances (including in the event of a deadlock) and certain restrictions on PECO Member and certain of its affiliates, including us, in entering into new leasing arrangements with existing tenants of the Joint Venture’s properties.
The term of the Joint Venture will expire seven years after the date of the Joint Venture Agreement, unless otherwise extended by the members in accordance with the terms of the Joint Venture Agreement.

Simultaneously with the Joint Venture Agreement, the REIT Member entered into a Contribution Agreement with Investor Member and the Joint Venture (the “Contribution Agreement”), pursuant to which the REIT Member contributed to the Joint Venture its ownership interests in six grocery-anchored shopping center properties (the “Initial Properties”), valued at approximately $94.3 million. Each of the REIT Member and Investor Member made initial capital contributions in accordance with their respective ownership percentages toward the value of the Initial Properties, and the balance of the value of the Initial Properties was distributed to the REIT Member by the Joint Venture.
On March 22, 2016, the Joint Venture also entered into a Master Property Management, Leasing and Construction Management Agreement with our property manager, pursuant to which our property manager will act as the property manager for the Initial Properties and will have responsibility for the day-to-day management, operation and maintenance of the Initial Properties. Under the terms of this agreement, our property manager will receive a monthly management fee equal to 4% of the gross revenues collected from the operation of each property, certain leasing and construction management fees at market rates for the geographic area in which any property is located and reimbursements for certain expenses and costs. During the year ended December 31, 2016, the Joint Venture paid to our property manager $350,000 in property management fees. Additionally, PE-NTR II incurred approximately $209,000 of general and administrative expenses on behalf of the Joint Venture for which PE-NTR II was entitled to reimbursement during the year ended December 31, 2016, of which approximately $62,592 remained due and payable as of December 31, 2016.
Our Relationship with the Property Manager. All of our real properties are managed and leased by our property manager. Our property manager manages real properties acquired by the Phillips Edison affiliates or other third parties.
We pay to our property manager monthly property management fees equal to 4% of the annualized gross revenues of the properties managed by our property manager. In addition to the property management fee, if our property manager provides leasing services with respect to a property, we pay our property manager leasing fees in an amount equal to the usual and customary leasing fees charged by unaffiliated persons rendering comparable services based on national market rates. We pay a leasing fee to our property manager in connection with a tenant’s exercise of an option to extend an existing lease, and the leasing fees payable to the property manager may be increased by up to 50% in the event that the property manager engages a co-broker to lease a particular vacancy. We reimburse the costs and expenses incurred by our property manager on our behalf, including legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, as well as fees and expenses of third-party accountants.
If we engage our property manager to provide construction management services with respect to a particular property, we will pay a construction management fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the property.
Our property manager hires, directs and establishes policies for employees who have direct responsibility for the operations of each real property it manages, which may include, but is not limited, to on-site managers and building and maintenance personnel. Certain employees of our property manager may be employed on a part-time basis and may also be employed by PE-NTR II or certain of its affiliates. Our property manager also directs the purchase of equipment and supplies and supervises all maintenance activity.
For the year ended December 31, 2016, we incurred property management fees of approximately $4.7 million, leasing fees of approximately $3.8 million, and construction management fees of approximately $1.0 million due to our property manager. For the year ended December 31, 2015, we incurred property management fees of approximately $2.1 million, leasing fees of approximately $1.8 million, and construction management fees of approximately $377,000 due to our property manager. As of December 31, 2016, approximately $423,000 of property management fees, $386,000 of leasing commissions and $185,000 of construction management fees remained due and payable to our property manager. Additionally, our property manager incurred approximately $3.6 million and $2.0 million of costs and expenses on our behalf for which our property manager was entitled to reimbursement during the years ended December 31, 2016 and 2015, respectively, of which approximately $367,000 remained due and payable as of December 31, 2016. Of these costs and expenses, $193,000 in 2016 and $233,000 in 2015 was attributable to travel related expenses for business purposes on aircraft owned by a company in which Mr. Edison has a 50% ownership interest. The aircraft were utilized to provide timely and cost-effective travel alternatives in connection with company related business activities at market rates.
Our Relationship with the Dealer Manager. The dealer manager provided certain sales, promotional and marketing services in connection with the distribution of the shares of common stock offered in our primary initial public offering. The dealer manager was generally paid a sales commission equal to 7% of the gross proceeds from the sale of shares of the common stock sold in our primary offering and a dealer manager fee equal to 3% of the gross proceeds from the sale of shares of the common stock sold in our primary offering. Alternatively, a participating broker-dealer could elect to receive a fee equal to 7.5% of the gross proceeds from the sale of shares by such participating broker-dealer, with 2.5% thereof paid at the time of such sale and 1% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale, in which event, a portion of the dealer manager fee will be re-allowed such that the combined selling commission and dealer manager fee do not exceed 10.% of the gross proceeds from the sale of our common stock.
Dealer manager fees incurred during the year ended December 31, 2015 were approximately $16.6 million, of which $5.7 million was re-allowed to participating broker-dealers. Selling commissions incurred during the year ended December 31, 2015 were approximately $36.6 million, all of which were re-allowed to participating broker-dealers. No selling commissions or dealer manager fees were incurred during the year ended December 31, 2016, as our initial public offering terminated in September 2015.
Our Relationship with the Transfer Agent. Prior to February 2016, we were a party to a transfer agent agreement with American National Stock Transfer, LLC, or our transfer agent, which entity was under common ownership with our former American Realty Capital sponsor. Pursuant to this agreement, our transfer agent provided customer service to investors and supervises third party vendors, including DST Systems, Inc., in its execution of investor subscription agreements and other administrative forms.  PE-NTR II paid the transfer agent certain fees for the provision of such services. We reimbursed PE-NTR II for these fees through the reimbursement of organization and offering costs. Such fees incurred during the years ended December 31, 2015 and 2016 were approximately $1.3 million and $0, respectively, of which approximately $140,000 was due and payable as of December 31, 2016. In addition, subsequent to the close of the primary portion of our offering, we incurred fees of $699,000 that were payable by us to our transfer agent, of which approximately $560,000 was due and payable as of December 31, 2016.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Auditors. During the year ended December 31, 2016, Deloitte & Touche LLP served as our independent auditor and provided certain domestic tax and other services. Deloitte & Touche LLP has served as our independent auditor since our formation in 2013. The Audit Committee intends to engage Deloitte & Touche LLP as our independent auditor to audit our consolidated financial statements for the year ending December 31, 2017. The Audit Committee may, however, select new auditors at any time in the future in its discretion if it deems such decision to be in our best interest. Any decision to select new auditors would be disclosed to our stockholders in accordance with applicable securities laws.
Preapproval Policies. The Audit Committee charter imposes a duty on the Audit Committee to preapprove all auditing services performed for us by our independent auditors, as well as all permitted nonaudit services (including the fees and terms thereof) in order to ensure that the provision of such services does not impair the auditors’ independence. Unless a type of service to be provided by the independent auditors has received “general” preapproval, it will require “specific” preapproval by the Audit Committee. Additionally, any proposed services exceeding “general” preapproved cost levels will require specific preapproval by the Audit Committee.
All requests or applications for services to be provided by the independent auditor that do not require specific preapproval by the Audit Committee will be submitted to management and must include a detailed description of the services to be rendered. Management will determine whether such services are included within the list of services that have received the general preapproval of the Audit Committee. The Audit Committee will be informed on a timely basis of any such services rendered by the independent auditors.
Requests or applications to provide services that require specific preapproval by the Audit Committee will be submitted to the Audit Committee by both the independent auditors and the chief financial officer, and must include a joint statement as to whether, in their view, the request or application is consistent with the SEC’s rules on auditor independence. The Chair of the Audit Committee has been delegated the authority to specifically preapprove all services not covered by the general preapproval guidelines up to an amount not to exceed $75,000 per occurrence. Amounts requiring preapproval in excess of $75,000 per occurrence require specific preapproval by all members of the Audit Committee prior to engagement of our independent auditors. All amounts specifically preapproved by the Chair of the Audit Committee in accordance with this policy are to be disclosed to the full Audit Committee at the next regularly scheduled meeting. All services rendered by Deloitte & Touche LLP for the year ended December 31, 2016 were preapproved in accordance with the policies and procedures described above.

Principal Auditor Fees. The aggregate fees billed to us for professional accounting services, including the audit of our annual consolidated financial statements by our principal auditor for the year ended December 31, 2016 and 2015, are set forth in the table below:

	2016	2015
Audit fees	$505,800	$498,300
Audit-related fees	19,000	5,600
Tax fees	—	63,282
All other fees	—	—
Total	$524,800	$567,182
For purposes of the preceding table, the principal auditor’s professional fees are classified as follows:
Audit fees - These are fees for professional services performed for the audit of our annual consolidated financial statements and the required review of quarterly consolidated financial statements and other procedures performed by the principal auditor in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements, including reviews of our consolidated financial statements included in the registration statements, as amended, related to our public offerings of common stock. Audit fees are presented for the period to which the audit work relates, regardless of whether the fees are actually billed during the period.
Audit-related fees - These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the consolidated financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews, and consultation concerning financial accounting and reporting standards.
Tax fees - These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our consolidated financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state, and local issues. Services also may include assistance with tax audits and appeals before the Internal Revenue Service and similar state and local agencies, as well as federal, state, and local tax issues related to due diligence. Tax fees are presented for the period in which the services were provided.
All other fees - These are fees for any services not included in the above-described categories.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)         Financial Statement Schedules
See the Index to Financial Statements on page F-1 of this report.
(b)         Exhibits

Ex.	Description
Phillips Edison Value Added Grocery Venture, LLC
2.1
Limited Liability Company Agreement of Phillips Edison Value Added Grocery Venture, LLC, dated March 22, 2016, by and among PECO Value Added Grocery Manager, LLC, PE OP II Value Added Grocery, LLC and an affiliate of TPG Real Estate (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016)

2.2
Contribution Agreement, dated March 22, 2016, by and between PE OP II Value Added Grocery, LLC and Phillips
Edison Value Added Grocery Venture, LLC (incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016)

Articles of Amendment
3.1	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016)
Bylaws
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016)
Agreement of Limited Partnership of Operating Partnership
4.1
Amended and Restated Agreement of Limited Partnership of Phillips Edison Grocery Center Operating Partnership II, L.P., dated January 22, 2015 (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

4.2
First Amendment to Amended and Restated Agreement of Limited Partnership of Phillips Edison Grocery Center Operating Partnership II, L.P., dated December 3, 2015 (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015)

4.3
Second Amendment to Amended and Restated Agreement of Limited Partnership of Phillips Edison Grocery Center Operating Partnership II, L.P., dated March 22, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016)

Distribution Reinvestment Plan
4.4
Distribution Reinvestment Plan (incorporated by reference to Appendix A to the prospectus contained in Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-3 filed February 12, 2016)

Advisory Agreement
10.1
Advisory Agreement by and among the Company, Phillips Edison - ARC Grocery Center Operating Partnership II, L.P. and American Realty Capital PECO II Advisors, LLC, effective November 25, 2014 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.2
Advisory Agreement by and among the Company, Phillips Edison Grocery Center Operating Partnership II, L.P. and American Realty Capital PECO II Advisors, LLC, dated January 9, 2015 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.3
Advisory Agreement by and among the Company, Phillips Edison Grocery Center Operating Partnership II, L.P. and American Realty Capital PECO II Advisors, LLC, dated January 22, 2015 (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.4
Advisory Agreement by and among the Company, Phillips Edison Grocery Center Operating Partnership II, L.P. and Phillips Edison NTR II, LLC, dated December 3, 2015 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015)

10.5
First Amendment to Advisory Agreement, dated March 22, 2016, by and among Phillips Edison Grocery Center REIT II, Inc., Phillips Edison Grocery Center Operating Partnership II L.P. and Phillips Edison NTR II LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016)

10.6
Second Amendment to Advisory Agreement, dated August 2, 2016, by and among Phillips Edison Grocery Center
REIT II, Inc., Phillips Edison Grocery Center Operating Partnership II, L.P. and Phillips Edison NTR II LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016)

10.7
Amended and Restated Sub-advisory Agreement between American Realty Capital PECO II Advisors, LLC and Phillips Edison NTR II LLC, dated January 22, 2015 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.8	Master Property Management, Leasing, and Construction Management Agreement

Amended and Restated Master Property Management, Leasing and Construction Management Agreement by and among the Company, Phillips Edison - ARC Grocery Center Operating Partnership II, L.P. and Phillips Edison & Company Ltd., dated June 1, 2014 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014)

10.9
Master Property Management, Leasing and Construction Management Agreement, dated March 22, 2016, by and between Phillips Edison Value Added Grocery Venture, LLC and Phillips Edison & Company Ltd (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016)

Independent Director Stock Plan
10.10	2013 Independent Director Stock Plan (incorporated by reference to Exhibit 10.4 to the Pre-Effective Amendment No.2 to the Company’s Registration Statement on the Form S-11 filed November 8, 2013)**
Long-Term Incentive Plan
10.11	2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Pre-Effective Amendment No.2 to the Company’s Registration Statement on the Form S-11 filed November 8, 2013)**
Credit Agreement
10.12
Credit Agreement among Phillips Edison - ARC Grocery Center Operating Partnership II, L.P.; the Company; certain subsidiaries of the Company; KeyBank National Association; JPMorgan Chase Bank, Bank of America, N.A.; Wells Fargo Bank, National Association; MUFG Union Bank, N.A.; and certain other lenders thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014)

10.13
First Amendment to Credit Agreement, by and among Phillips Edison Grocery Center Operating Partnership II, L.P., Phillips Edison Grocery Center REIT II, Inc., certain subsidiary guarantors, KeyBank National Association, and the lenders named therein, dated June 3, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 9, 2016)

Interest Rate Derivative Agreements
10.14
Confirmation letter #1 regarding the terms and conditions of the interest rate swap transactions between Phillips
Edison Grocery Center Operating Partnership II,L.P. and Fifth Third Bank, dated July 8, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2016)

10.15
Confirmation letter #2 regarding the terms and conditions of the interest rate swap transactions between Phillips
Edison Grocery Center Operating Partnership II,L.P. and Fifth Third Bank, dated July 8, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2016)

10.16
Confirmation letter #3 regarding the terms and conditions of the interest rate swap transactions between Phillips
Edison Grocery Center Operating Partnership II,L.P. and Fifth Third Bank, dated December 28, 2016*

10.17
Confirmation letter regarding the terms and conditions of the interest rate swap transactions between Phillips
Edison Grocery Center Operating Partnership II,L.P. and Regions Bank, dated December 28, 2016*

21.1	Subsidiaries of the Company*
23.1	Consent of Deloitte & Touche LLP*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Consent of Duff & Phelps, LLC*

101.1
The following information from the Company’s annual report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Equity; and (iv) Consolidated Statements of Cash Flows*

* Filed herewith
** Indicates compensatory plan or arrangement

*
All schedules other than the one listed in the index have been omitted as the required information is either not applicable or the information is already presented in the consolidated financial statements or the related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Phillips Edison Grocery Center REIT II, Inc.
Cincinnati, Ohio

We have audited the accompanying consolidated balance sheets of Phillips Edison Grocery Center REIT II, Inc., and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Phillips Edison Grocery Center REIT II, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
March 9, 2017

PHILLIPS EDISON GROCERY CENTER REIT II, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2016 AND 2015
(In thousands, except per share amounts)

	2016	2015
ASSETS
Investment in real estate:
Land and improvements	$452,515	$319,272
Building and improvements	905,705	635,426
Acquired in-place lease assets	138,916	100,144
Acquired above-market lease assets	13,024	11,667
Total investment in property	1,510,160	1,066,509
Accumulated depreciation and amortization	(85,255)	(30,204)
Net investment in property	1,424,905	1,036,305
Investment in unconsolidated joint venture	14,287	—
Total investment in real estate assets, net	1,439,192	1,036,305
Cash and cash equivalents	8,259	17,359
Accounts receivable – affiliates	—	939
Other assets, net	39,076	25,110
Total assets	$1,486,527	$1,079,713
LIABILITIES AND EQUITY
Liabilities:
Mortgages and loans payable, net	$533,215	$81,305
Acquired below market lease intangibles, net	53,196	43,917
Accounts payable – affiliates	3,499	2,073
Accounts payable and other liabilities	34,383	29,133
Total liabilities	624,293	156,428
Commitments and contingencies (Note 9)	—	—
Equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized, zero shares issued
and outstanding at December 31, 2016 and 2015, respectively	—	—
Common stock, $0.01 par value per share, 1,000,000 shares authorized, 46,372 and 45,723 shares
issued and outstanding at December 31, 2016 and 2015, respectively	463	458
Additional paid-in capital	1,026,887	1,011,635
Accumulated other comprehensive income	4,390	—
Accumulated deficit	(169,506)	(88,808)
Total equity	862,234	923,285
Total liabilities and equity	$1,486,527	$1,079,713
See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014
(In thousands, except per share amounts)

	2016	2015	2014
Revenues:
Rental income	$95,877	$44,494	$6,434
Tenant recovery income	33,311	15,510	1,973
Other property income	608	409	38
Total revenues	129,796	60,413	8,445
Expenses:
Property operating	22,226	10,756	1,651
Real estate taxes	20,157	9,592	966
General and administrative	18,139	3,744	1,606
Acquisition expenses	10,754	13,661	5,449
Depreciation and amortization	56,541	25,778	3,516
Total expenses	127,817	63,531	13,188
Other:
Interest expense, net	(10,970)	(3,990)	(1,206)
Gain on contribution of properties to unconsolidated joint venture	3,341	—	—
Other income, net	153	410	116
Net loss	$(5,497)	$(6,698)	$(5,833)
Per share information - basic and diluted:
Loss per share - basic and diluted	$(0.12)	$(0.18)	$(0.57)
Weighted-average common shares outstanding:
Basic	46,228	36,538	10,302
Diluted	46,230	36,538	10,302

Comprehensive loss:
Net loss	$(5,497)	$(6,698)	$(5,833)
Other comprehensive income
Unrealized gain on derivatives	4,199	—	—
Reclassification of derivative loss into interest expense	191	—	—
Comprehensive loss	$(1,107)	$(6,698)	$(5,833)
See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014
(In thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at January 1, 2014	9	$—	$200	$—	$(145)	$55
Issuance of common stock	22,238	222	552,909	—	—	553,131
Share repurchases	(1)	—	(115)	—	—	(115)
Distribution Reinvestment Plan (“DRIP”)	302	3	7,159	—	—	7,162
Common distributions declared, $1.49 per share	—	—	—	—	(16,742)	(16,742)
Offering costs	—	—	(69,157)	—	—	(69,157)
Net loss	—	—	—	—	(5,833)	(5,833)
Balance at December 31, 2014	22,548	$225	$490,996	$—	$(22,720)	$468,501
Issuance of common stock	22,136	221	549,054	—	—	549,275
Share repurchases	(215)	(2)	(5,047)	—	—	(5,049)
DRIP	1,254	14	29,768	—	—	29,782
Common distributions declared, $1.62 per share	—	—	—	—	(59,390)	(59,390)
Offering costs	—	—	(53,136)	—	—	(53,136)
Net loss	—	—	—	—	(6,698)	(6,698)
Balance at December 31, 2015	45,723	$458	$1,011,635	$—	$(88,808)	$923,285
Share repurchases	(1,021)	(12)	(23,019)	—	—	(23,031)
DRIP	1,670	17	38,246	—	—	38,263
Change in unrealized gain on interest rate swaps	—	—	—	4,390	—	4,390
Common distributions declared, $1.62 per share	—	—	—	—	(75,201)	(75,201)
Share-based compensation	—	—	25	—	—	25
Net loss	—	—	—	—	(5,497)	(5,497)
Balance at December 31, 2016	46,372	$463	$1,026,887	$4,390	$(169,506)	$862,234
See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014
(In thousands)

	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,497)	$(6,698)	$(5,833)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	55,219	24,889	3,475
Net amortization of above- and below-market leases	(2,142)	(1,151)	(152)
Amortization of deferred financing expense	2,245	1,056	379
Gain on contribution of properties	(3,341)	—	—
Changes in fair value of derivatives	(1,076)	(107)	—
Straight-line rental income	(2,767)	(2,056)	(256)
Equity in net loss of unconsolidated joint venture	316	—	—
Other	407	(45)	—
Changes in operating assets and liabilities:
Accounts receivable and accounts payable – affiliates	2,365	1,890	53
Other assets	(10,079)	(10,541)	(3,235)
Accounts payable and other liabilities	9,703	9,381	4,258
Net cash provided by (used in) operating activities	45,353	16,618	(1,311)
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(422,416)	(609,281)	(295,451)
Capital expenditures	(17,803)	(8,660)	(638)
Change in restricted cash and investments	(1,680)	(913)	(236)
Investment in unconsolidated joint venture	(7,715)	—	—
Proceeds after contribution to unconsolidated joint venture	87,386	—	—
Net cash used in investing activities	(362,228)	(618,854)	(296,325)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in credit facility	28,000	—	—
Payments on mortgages and loans payable	(22,727)	(20,745)	(504)
Proceeds from mortgages and loans payable	370,000	—	—
Payments of deferred financing expenses	(5,722)	(1,192)	(3,452)
Distributions paid, net of DRIP	(36,864)	(26,332)	(6,535)
Repurchases of common stock	(24,912)	(3,250)	(33)
Payment of offering costs	—	(57,278)	(65,954)
Proceeds from issuance of common stock	—	549,275	553,131
Net cash provided by financing activities	307,775	440,478	476,653
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,100)	(161,758)	179,017
CASH AND CASH EQUIVALENTS:
Beginning of period	17,359	179,117	100
End of period	$8,259	$17,359	$179,117

SUPPLEMENTAL CASH FLOW DISCLOSURE, INCLUDING NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$9,347	$3,562	$524
Fair value of assumed debt	80,956	74,553	30,177
Assumed interest rate swaps	—	1,517	—
Initial investment in unconsolidated joint venture	6,888	—	—
Accrued capital expenditures	2,490	5,873	508
Change in offering costs payable to sponsor(s)	—	(4,142)	1,345
Reclassification of deferred offering costs to additional paid-in capital	—	—	1,858
Change in distributions payable	75	3,276	3,045
Change in accrued share repurchase obligation	(1,881)	1,799	82
Distributions reinvested	38,263	29,782	7,162
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
Our advisor is Phillips Edison NTR II LLC (“PE-NTR II”), which is directly or indirectly owned by Phillips Edison Limited Partnership (the “Phillips Edison sponsor”). Under the terms of the advisory agreement between PE-NTR II and us (the “PE-NTR II Agreement”), PE-NTR II is responsible for the management of our day-to-day activities and the implementation of our investment strategy. The PE-NTR II Agreement has a one-year term, but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of the parties and approval of the independent members of our board of directors.
We invest primarily in well-occupied, grocery-anchored, neighborhood and community shopping centers that have a mix of creditworthy national and regional retailers selling necessity-based goods and services in strong demographic markets throughout the United States. In addition, we may invest in other retail properties including power and lifestyle shopping centers, multi-tenant shopping centers, free-standing single-tenant retail properties, and other real estate or real estate-related assets.
As of December 31, 2016, we wholly-owned fee simple interests in 74 real estate properties acquired from third parties unaffiliated to us or PE-NTR II. In addition, we owned a 20% equity interest in a joint venture that owned eleven real estate properties (see Note 4).

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
Partially-Owned Entities—Accounting Standards Update (“ASU”) 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, amended the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities.
If we determine that we are an owner in a variable-interest entity (“VIE”), and we hold a controlling financial interest, then we will consolidate the entity as the primary beneficiary. For a partially-owned entity determined not to be a VIE, we analyze rights held by each partner to determine which would be the consolidating party. We will generally consolidate entities (in the absence of other factors when determining control) when we have over a 50% ownership interest in the entity. We will assess our interests in VIEs on an ongoing basis to determine whether or not we are the primary beneficiary. However, we will also evaluate who controls the entity even in circumstances in which we have greater than a 50% ownership interest. If we do not control the entity due to the lack of decision-making abilities, we will not consolidate the entity. We adopted ASU 2015-02 on January 1, 2016, and retrospectively applied the guidance for all periods presented. As a result, we have determined that the Operating Partnership is considered a VIE. We are the primary beneficiary of the VIE and our partnership interest is considered a majority voting interest. As such, we have consolidated the Operating Partnership and its wholly-owned subsidiaries.
Use of Estimates—The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. For example, significant estimates and assumptions have been made with respect to the useful lives of assets; recoverable amounts of receivables; initial valuations of tangible and intangible assets and liabilities and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions, the valuation and nature of derivatives and their effectiveness as hedges; and other fair value measurement assessments required for the preparation of consolidated financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents—We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value and may consist of investments in money market accounts and money market funds. The cash and cash equivalent balances at one or more of our financial institutions exceeds the Federal Depository Insurance Corporation (“FDIC”) insurance coverage.
Restricted Cash—Restricted cash primarily consists of escrowed tenant improvement funds, real estate taxes, capital improvement funds, insurance premiums, and other amounts required to be escrowed pursuant to loan agreements. As of December 31, 2016 and 2015, the balance in restricted cash was $2.8 million and $1.1 million, respectively, which was included in the Other Assets, Net.
Investment in Property and Lease Intangibles—Real estate assets are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method. The estimated useful lives for computing depreciation are generally 5-7 years for furniture, fixtures and equipment, 15 years for land improvements, and 30 years for buildings and building improvements. Tenant improvements are amortized over the shorter of the respective lease term or the expected useful life of the asset. Major replacements that extend the useful lives of the assets are capitalized, and maintenance and repair costs are expensed as incurred.
Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable, or at least annually. In such an event, a comparison will be made of the projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset. We recorded no impairments for the years ended December 31, 2016, 2015, and 2014.
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
Deferred Financing Expenses—ASU 2015-03, Interest - Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs, amended existing guidance to require the presentation of certain debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, provided guidance regarding the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. We adopted ASU 2015-03 and ASU 2015-15 on January 1, 2016, and retrospectively applied the guidance for all periods presented.
Deferred financing expenses are capitalized and amortized on a straight-line basis over the term of the related financing arrangement, which approximates the effective interest method. Certain unamortized debt issuance costs were reclassified from Deferred Financing Expense, Net to Mortgages and Loans Payable, Net, with a portion remaining in Other Assets, Net. The adoption did not have an impact on our results of operations.
Fair Value Measurement—Accounting Standard Codification (“ASC”) 820, Fair Value Measurement (“ASC 820”) defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. ASC 820 emphasizes that fair value is intended to be a market-based measurement, as opposed to a transaction-specific measurement. Fair value is defined by ASC 820 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, various techniques and assumptions can be used to estimate the fair value. Assets and liabilities are measured using inputs from three levels of the fair value hierarchy, as follows:
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
Gain on Sale of Assets—We recognize sales of assets only upon the closing of the transaction with the purchaser. We recognize gains on assets sold upon closing if the collectibility of the sales price is reasonably assured, we are not obligated to perform any significant activities after the sale to earn the profit, we have received adequate initial investment from the purchaser, and other profit recognition criteria have been satisfied. We may defer recognition of gains in whole or in part until: (i) the profit is determinable, meaning that the collectibility of the sales price is reasonably assured or the amount that will not be collectible can be estimated; and (ii) the earnings process is virtually complete, meaning that we are not obliged to perform any significant activities after the sale to earn the profit. Gains and losses on transfers of operating properties resulting from the sale of a partial interest in properties to unconsolidated joint ventures are recognized using the partial sale provisions under ASC 360-20, Property, Plant & Equipment - Real Estate Sales.

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
We recognize rental income on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of Other Assets, Net. Due to the impact of the straight-line adjustments, rental income generally will be greater than the cash collected in the early years and will be less than the cash collected in the later years of a lease. As of December 31, 2016 and 2015, the deferred rent receivable was $5.1 million and $2.4 million, respectively. Our policy for percentage rental income is to defer recognition of contingent rental income until the specified target (i.e. breakpoint) that triggers the contingent rental income is achieved.
Reimbursements from tenants for recoverable real estate tax and operating expenses are accrued as revenue in the period in which the applicable expenses are incurred. We make certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. We do not expect the actual results to materially differ from the estimated reimbursements.
We periodically review the collectability of outstanding receivables. Allowances will be taken for those balances that we deem to be uncollectible, including any amounts relating to straight-line rent receivables and/or receivables for recoverable expenses. As of December 31, 2016 and 2015, the bad debt reserve was $1.0 million and $0.3 million, respectively.
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
The tax composition of our distributions declared for the years ended December 31, 2016 and 2015, was as follows:

	2016	2015
Ordinary Income	19.81%	11.07%
Return of Capital	80.19%	88.93%
Total	100.00%	100.00%
Repurchase of Common Stock—We offer a share repurchase program (“SRP”) which may allow certain stockholders to have their shares repurchased subject to approval and certain limitations and restrictions (see Note 11). Under our SRP, the maximum amount of common stock that we may redeem, at the shareholder’s election, during any calendar year is limited, among other things, to 5% of the weighted-average number of shares outstanding during the prior calendar year. The maximum amount is reduced each reporting period by the current year share redemptions to date. In addition, the cash available for repurchases on any particular date is generally limited to the proceeds from the DRIP during the preceding four fiscal quarters, less amounts already used for repurchases since the beginning of that period.
Shares repurchased pursuant to our SRP are immediately retired upon purchase. Repurchased common stock is reflected as a reduction of stockholders’ equity. Our accounting policy related to share repurchases is to reduce common stock based on the par value of the shares and to reduce capital surplus for the excess of the repurchase price over the par value. Since the inception of the SRP, we have had an accumulated deficit balance; therefore, the excess over the par value has been applied to additional paid-in capital. Once we have retained earnings, the excess will be charged entirely to retained earnings.
Class B Units—We issue Class B units of the Operating Partnership as compensation for the asset management services provided by PE-NTR II under our current advisory agreement. Under the limited partnership agreement of the Operating Partnership, as amended, the Class B units vests, and are no longer subject to forfeiture, at such time as the following events occur: (x) the value of the Operating Partnership’s assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6% cumulative, pre-tax, non-compounded annual return thereon (the “economic hurdle” or the “market condition”); (y) any one of the following occurs: (1) the termination of our advisory agreement by an affirmative vote of a majority of our independent directors without cause, provided that we do not engage an affiliate of PE-NTR II as our new external advisor following such termination; (2) a listing event; or (3) another liquidity event; and (z) the advisor under such advisory agreement is still providing advisory services to us (the “service condition”). Such Class B units will be forfeited immediately if: (a) the advisory agreement is terminated for cause; or (b) the advisory agreement is terminated by an affirmative vote of a majority of our independent directors without cause before the economic hurdle has been met.
The Class B units have both a market condition and a service condition up to and through a Liquidity Event (“Liquidity Event”). A Liquidity Event is defined as being the first to occur of the following: (i) a listing, (ii) a termination without cause (as discussed above), or (iii) another liquidity event. Therefore, the vesting of Class B units occurs only upon completion of both the market condition and service condition. Additionally, PE-NTR II has no disincentive for nonperformance other than the forfeiture of Class B units, which is not a sufficiently large disincentive for nonperformance and, accordingly, no performance commitment exists. Because PE-NTR II can be terminated without cause before a Liquidity Event occurs, and at such time the market condition and service condition may not be satisfied, the Class B units may be forfeited. Additionally, if the market condition and service condition had been satisfied and a Liquidity Event had not occurred, the Class B unit holders could not control the Liquidity Event because each of the aforementioned events that represent a Liquidity Event must be approved unanimously by our independent directors. As a result, we have concluded that the service condition is not probable.
Because the satisfaction of the market and service conditions is not probable, and thus no compensation will be recognized unless the market condition and service condition become probable. Based on our conclusion of the market condition and service condition not being probable, the Class B units will be treated as unissued for accounting purposes until the market condition, service condition and liquidity event have been achieved. However, as the Class B unit holders are not required to return the distributions if the Class B units are forfeited before they vest, the distributions will be treated as compensation expense. This expense will be calculated as the product of the number of unvested Class B units issued to date and the stated distribution rate at the time such distribution is authorized.
We have concluded that PE-NTR II’s performance under the current advisory agreement is not complete until it has served as the advisor through the date of a Liquidity Event because, prior to such date, the Class B units are subject to forfeiture by the unit holders. As a result, we have concluded the measurement date occurs when a Liquidity Event has occurred and at such time PE-NTR II has continued providing advisory services, and that the Class B units are not considered issued until such a Liquidity Event.
Share-based Compensation—We account for our share-based compensation plan based on guidance which requires that compensation expense be recognized on the fair value of the stock awards less estimated forfeitures. Our restricted stock grants vest based upon the completion of a service period (“service-based grants”). Service-based grants are valued according to the determined value per share for our common stock at the date of grant. Awards of service-based grants of stock are expensed as compensation on a straight-line basis over the vesting period. These awards follow a graded vesting schedule over approximately four years.
During the year ended December 31, 2016, approximately 4,400 shares of restricted stock were granted with a weighted-average grant date fair value of $22.50 per share. For the year ended December 31, 2016, we recognized $24,600 of stock-based compensation expense as a component of General and Administrative Expense. No shares vested or were forfeited during 2016. As of December 31, 2016, we had $75,500 of total unrecognized compensation cost related to unvested stock compensation. Such unrecognized compensation cost is expected to be recognized over a weighted average period of approximately two years.
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
ASU 2014-09, Revenue from Contracts with Customers (Topic 606)
This update outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. In 2015, the FASB provided for a one-year deferral of the effective date for ASU 2014-09, making it effective for annual reporting periods beginning after December 15, 2017.
January 1, 2018
Our revenue-producing contracts are primarily leases that are not within the scope of this standard. As a result, we do not expect the adoption to have a material impact on our rental income. We continue to evaluate the effect the adoption of this standard will have on our other source of revenue. This includes reimbursement amounts we receive from tenants for operating expenses such as real estate taxes, insurance and other common area maintenance. However, we currently do not believe the adoption will significantly affect the timing of the recognition of our reimbursement revenue.

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
ASU 2016-18, Statement of Cash Flows (Topic 230)
This update amends existing guidance in order to clarify the classification and presentation of restricted cash on the statement of cash flows. It is effective for annual reporting periods beginning after December 15, 2017, but early adoption is permitted.
		January 1, 2018	We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.
ASU 2017-01, Business Combinations (Topic 805)
This update amends existing guidance in order to clarify when an integrated set of assets and activities is considered a business. It is effective for annual reporting periods beginning after December 15, 2017, but early adoption is permitted.
January 1, 2017
On January 1, 2017, we adopted this standard. We expect that most of our acquisition activity will no longer be considered a business combination under the new guidance and will instead be classified as an asset acquisition. As a result, most acquisition-related expenses that will be recorded on our consolidated statements of operations and comprehensive income (loss) as Acquisition Expense will be capitalized and amortized over the life of the related assets. This change is only applicable to acquisitions after January 1, 2017.

Reclassification—The following line items on our consolidated balance sheet for the year ended December 31, 2015, were reclassified to conform to the current year presentation:

•	Acquired Intangible Lease Assets was separated into Acquired In-Place Lease Assets and Acquired Above-Market Lease Assets.

•	Distribution payable was reclassified from its own line to be included in Accounts Payable and Other Liabilities.
The following line item on our consolidated statements of cash flows for the year ended December 31, 2015, was reclassified to conform to the current year presentation:

•	Net gain on write-off of deferred financing expense, capitalized leasing commission, and market debt adjustment was reclassified to Other.

3. FAIR VALUE MEASUREMENTS
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
The following is a summary of borrowings as of December 31, 2016 and 2015 (dollars in thousands):

	2016	2015
Fair value	$527,167	$87,387
Recorded value (1)	537,736	82,720

(1)	Recorded value does not include deferred financing costs of $4.5 million and $1.4 million as of December 31, 2016 and 2015, respectively.
Derivative Instruments—As of December 31, 2016, we had two interest rate swaps that fixed the LIBOR rate on $243 million of our unsecured term loan facility (“Term Loans”). Additionally, in December 2016 we entered into two forward starting interest rate swap agreement that will fix the LIBOR rate on $127 million of our Term Loans effective January 2017. As of December 31, 2016 and 2015, we also had two interest rate swaps that fixed the variable interest rate on $15.8 million and $16.1 million, respectively, of two of our secured variable-rate mortgage notes. For a more detailed discussion of our derivatives and hedging activities, see Note 10.
All interest rate swap agreements are measured at fair value on a recurring basis. The fair values of the interest rate swap agreements as of December 31, 2016 and 2015, were based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and were determined using interest rate pricing models and interest rate related observable inputs. Although we determined that the significant inputs used to value our derivatives fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2016 and 2015, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
We record derivative assets as Other Assets, Net and derivative liabilities as Accounts Payable and Other Liabilities on our consolidated balance sheets. The fair value measurements of our derivative asset and liability as of December 31, 2016 and 2015, are as follows (in thousands):

	2016	2015
Derivative asset:
Interest rate swaps designated as hedging instruments - Term Loans	$5,369	$—
Derivative liability:
Interest rate swaps designated as hedging instruments - Term Loans	$463	$—
Interest rate swaps not designated as hedging instruments - mortgage notes	850	1,410
Total	$1,313	$1,410

4. INVESTMENT IN UNCONSOLIDATED JOINT VENTURE
On March 22, 2016, we entered into a joint venture (the “Joint Venture”) through our indirect wholly-owned subsidiary, PE OP II Value Added Grocery, LLC (“REIT Member”) with a limited partnership (“Investor Member”) affiliated with TPG Real Estate, the real estate platform of the global private investment firm TPG, and with PECO Value Added Grocery Manager, LLC(“PECO Member”), a wholly-owned subsidiary of our Phillips Edison sponsor, and an affiliate of our advisor and property manager, Phillips Edison & Company Ltd. (“Property Manager”). REIT Member owns a 20% initial equity interest and Investor Member owns an 80% initial equity interest in the Joint Venture. REIT Member and Investor Member may contribute up to $50 million and $200 million of equity, respectively, to the Joint Venture.
PECO Member manages and conducts the day-to-day operations and affairs of the Joint Venture. REIT Member has customary approval rights in respect to major decisions, but does not have the right to cause or prohibit various material transactions. The Joint Venture’s income, losses, and distributions are generally allocated based on the members’ respective ownership interests. Therefore, we account for the Joint Venture under the equity method. The Joint Venture’s income, losses and distributions will generally be allocated based on the members’ respective ownership interests, including the PECO Member promote described below. Distributions of net cash are anticipated to be made on a monthly basis, as appropriate. Additional capital contributions in proportion to the members’ respective capital interests in the Joint Venture may be required.
Pursuant to the Joint Venture agreement, PECO Member is entitled to a customary promote subject to a preferred return and a hurdle. With respect to REIT Member’s investment, PECO Member will receive 15% of net operating cash flow distributions after a 10% return, and then 22.5% after a 15% return. PECO Member will also be entitled to a quarterly asset management fee equal to a percentage of the aggregate investment value of the property owned by the Joint Venture.
In addition, REIT Member entered into a Contribution Agreement with Investor Member and the Joint Venture (the “Contribution Agreement”), pursuant to which REIT Member contributed to the Joint Venture its ownership interests in six grocery-anchored shopping center properties. The contributed properties were valued at approximately $94.3 million. The Joint Venture distributed cash of $87.4 million to REIT Member, which was net of REIT Member’s initial investment of $6.9 million. Due to our 20% interest in the Joint Venture, the contribution of the six properties is considered a partial sale. As a result, we deferred 20% of the gain from the contribution and recognized an immediate net gain of $3.3 million from this transaction. As of December 31, 2016, we have contributed $14.6 million of the $50 million commitment.
On March 7, 2017, our board of directors approved certain short-term loans (the “Joint Venture Loans”) we will fund to the Joint Venture for their acquisition needs. The Joint Venture Loans have a term of up to 60 days, and are to be funded 80% by the Investor Member and 20% by us. Our portion of the outstanding principal should not exceed $15 million at any given time. The Joint Venture Loans will carry a variable interest rate of greater of a) LIBOR plus 1.70%, or b) the borrowing rate on our revolving credit facility.

5. REAL ESTATE ACQUISITIONS
During the year ended December 31, 2016, we acquired 23 grocery-anchored shopping centers and additional real estate adjacent to a previously acquired center for an aggregate purchase price of $506.5 million, including $76.3 million of assumed debt with a fair value of $81.0 million. During the year ended December 31, 2015, we acquired 37 grocery-anchored shopping centers and additional real estate adjacent to a previously acquired center for an aggregate purchase price of $685.5 million, including $73.8 million of assumed debt with a fair value of $74.6 million. The following tables present certain additional information regarding our acquisitions of properties during the year ended December 31, 2016 and 2015.
For the year ended December 31, 2016 and 2015, we allocated the purchase price of acquisitions to the fair value of the assets acquired and liabilities assumed as follows (in thousands):

	2016	2015
Land and improvements	$156,577	$211,986
Building and improvements	316,806	423,907
Acquired in-place leases	48,554	71,040
Acquired above-market leases	2,547	7,691
Acquired below-market leases	(18,017)	(29,137)
Total assets and lease liabilities acquired	506,467	685,487
Less: Fair value of assumed debt at acquisition	80,956	74,553
Less: Assumed interest rate swap	—	1,517
Net assets acquired	$425,511	$609,417

The weighted-average amortization periods for in-place, above-market, and below-market lease intangibles acquired during the years ended December 31, 2016 and 2015 are as follows (in years):

	2016	2015
Acquired in-place leases	12	11
Acquired above-market leases	7	6
Acquired below-market leases	16	15
The amounts recognized for revenues, acquisition expenses and net loss from each respective acquisition date to December 31, 2016 and 2015, related to the operating activities of our acquisitions are as follows (in thousands):

	2016	2015
Revenues	$27,171	$25,348
Acquisition expenses	9,747	12,558
Net loss	4,315	9,059
The following unaudited pro forma information summarizes selected financial information from our combined results of operations as if all of our acquisitions for 2016 and 2015 had been acquired on January 1, 2015. Acquisition expenses related to each respective acquisition are not expected to have a continuing impact and, therefore, have been excluded from these pro forma results. This pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of the period, nor does it purport to represent the results of future operations:

	For the Year Ended December 31,
(in thousands)	2016	2015
Pro forma revenues	$149,853	$149,746
Pro forma net income	4,968	9,982

6. ACQUIRED INTANGIBLE LEASE ASSETS
Acquired intangible lease assets consisted of the following amounts as of December 31, 2016 and 2015 (in thousands):

	2016	2015
Acquired in-place leases	$138,916	$100,144
Acquired above-market leases	13,024	11,667
Total acquired intangible lease assets	151,940	111,811
Accumulated amortization	(23,274)	(8,889)
Net acquired intangible lease assets	$128,666	$102,922

Summarized below is the amortization recorded on the intangible assets for the years ended December 31, 2016, 2015 and 2014, (in thousands):

	2016	2015	2014
Acquired in-place leases	$13,201	$6,665	$1,059
Acquired above-market leases	1,883	987	178
Total	$15,084	$7,652	$1,237
Estimated future amortization of the respective acquired intangible lease assets as of December 31, 2016, for each of the next five years is as follows (in thousands):

Year	In-Place Leases	Above-Market Leases
2017	$15,371	$2,058
2018	14,347	1,938
2019	13,644	1,588
2020	12,891	1,194
2021	10,917	974

7. MORTGAGES AND LOANS PAYABLE
The following is a summary of the outstanding principal balances of our debt obligations as of December 31, 2016 and 2015 (in thousands):

	Interest Rate(1)	2016	2015
Revolving credit facility due 2018(2)(3)	2.02%	$28,000	$—
Term loan due 2019(2)	1.99-2.79%	185,000	—
Term loan due 2020(2)	2.06-2.99%	185,000	—
Mortgages payable(4)	4.13-6.64%	134,941	81,398
Assumed below-market debt adjustment, net(5)		4,795	1,322
Deferred financing costs(6)		(4,521)	(1,415)
Total		$533,215	$81,305

(1)	Includes the effects of derivative financial instruments (see Notes 3 and 10).

(2)
The revolving credit facility and term loans have options to extend their maturities to 2019 and 2021, respectively. A maturity date extension for the first or second tranche on the term loans requires the payment of an extension fee of 0.15% of the outstanding principal amount of the corresponding tranche. The term loans had an original capacity of $370 million which was fully advanced during 2016.

(3)
The gross borrowings under our revolving credit facility were $504.5 million during the year ended December 31, 2016. The gross payments on our revolving credit facility were $476.5 million during the year ended December 31, 2016. The revolving credit facility had a capacity of $350 million and $200 million as of December 31, 2016 and 2015, respectively.

(4)
Due to the non-recourse nature of our fixed-rate mortgages, the assets and liabilities of the related properties are neither available to pay the debts of the consolidated property-holding limited liability companies nor constitute obligations of such consolidated limited liability companies as of December 31, 2016.

(5)	Net of accumulated amortization of $1.3 million and $0.7 million as of December 31, 2016 and 2015, respectively.

(6)
Net of accumulated amortization of $1.2 million and $0.2 million as of December 31, 2016 and 2015, respectively. Deferred financing costs related to the revolving credit facility were $1.8 million and $1.7 million, as of December 31, 2016 and 2015, respectively, which is net of accumulated amortization of $2.2 million and $1.1 million, respectively.

As of December 31, 2016 and 2015, the weighted-average interest rate for all of our mortgages and loans payable was 3.0% and 5.6%, respectively.

The allocation of total debt between fixed and variable-rate as well as between secured and unsecured, excluding market debt adjustments and deferred financing costs is summarized below (in thousands):

	2016	2015
As to interest rate:(1)
Fixed-rate debt	$377,941	$81,398
Variable-rate debt	155,000	—
Total	$532,941	$81,398
As to collateralization:
Unsecured debt	$398,000	$—
Secured debt	134,941	81,398
Total	$532,941	$81,398

(1)	Includes the effects of derivative financial instruments (see Notes 3 and 10).
Below is a listing of our maturity schedule with the respective principal payment obligations, excluding market debt adjustments and deferred financing costs (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total
Revolving credit facility(1)	$—	$28,000	$—	$—	$—	$—	$28,000
Term loans	—	—	185,000	185,000	—	—	370,000
Mortgages payable	14,283	25,640	2,102	2,208	38,235	52,473	134,941
Total maturing debt	$14,283	$53,640	$187,102	$187,208	$38,235	$52,473	$532,941

(1)	The revolving credit facility matures in June 2018 with additional options to extend the maturity to June 2019.

8. ACQUIRED BELOW-MARKET LEASE INTANGIBLES
Acquired intangible lease liabilities consisted of the following as of December 31, 2016 and 2015 (in thousands):

	2016	2015
Acquired below-market lease liabilities	$59,558	$46,385
Accumulated amortization	(6,362)	(2,468)
Net acquired below-market lease liabilities	$53,196	$43,917
Summarized below is the amortization recorded on the below-market lease intangible liabilities for the years ended December 31, 2016, 2015, and 2014 (in thousands):

	2016	2015	2014
Acquired below-market leases	$4,025	$2,138	$330
Estimated future amortization income of the intangible lease liabilities as of December 31, 2016 for each of the five succeeding calendar years is as follows (in thousands):

Year	Below-Market Leases
2017	$4,368
2018	4,240
2019	4,134
2020	4,026
2021	3,986

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
Operating Lease
We lease land under a long-term lease at one property, which was acquired in 2016. Total rental expense for the lease was $0.3 million for the year ended December 31, 2016. Minimum rental commitments remaining under the noncancelable terms of the lease as of December 31, 2016, are as follows: (i) 2017, $364,140; (ii) 2018, $364,140; (iii) 2019, $364,140; and (iv) 2020, $364,140. There is no rental commitment for 2021 or thereafter.

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
Cash Flow Hedges of Interest Rate Risk
Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the year ended December 31, 2016, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings prior to de-designation, which was $0.5 million for the year ended December 31, 2016. A floor feature on the interest rate of our hedged debt that was not included on the associated interest rate swap caused this ineffectiveness.
Amounts reported in AOCI related to these derivatives will be reclassified to Interest Expense, Net as interest payments are made on the variable-rate debt. During the next twelve months, we estimate that an additional $0.2 million will be reclassified from Other Comprehensive Income to Interest Expense, Net.
The following is a summary of our interest rate swaps that were designated as cash flow hedges of interest rate risk as of December 31, 2016 (notional amounts in thousands). We had no such interest rate swaps outstanding as of December 31, 2015.

Count(1)	Notional Amount	Fixed LIBOR	Maturity Date
4	$370,000	0.7%-1.7%	2019-2020

(1)	Two of the interest rate swaps with a notional amount of $127 million are not effective until January 2017.

Derivatives Not Designated as Hedging Instruments
Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of these derivative instruments, as well as any payments, are recorded directly in Other (Expense) Income, Net, and resulted in a loss of $0.1 million and a gain of $0.1 million for the years ended December 31, 2016 and 2015, respectively. We had no derivatives for the year ended December 31, 2014.
Credit risk-related Contingent Features
We have agreements with our derivative counterparties that contain a provision where, if we either default or are capable of being declared in default on any of our indebtedness, we could also be declared to be in default on our derivative obligations.
As of December 31, 2016 and 2015, the fair value of our derivatives excluded any adjustment for nonperformance risk related to these agreements. As of December 31, 2016 and 2015, we have not posted any collateral related to these agreements.

11. EQUITY
General—The holders of common stock are entitled to one vote per share on all matters voted on by stockholders, including election of the board of directors. Our charter does not provide for cumulative voting in the election of directors.
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
Stockholders who elect to participate in the DRIP, and who are subject to U.S. federal income taxation laws, will incur a tax liability on an amount equal to the fair value on the relevant distribution date of the shares of our common stock purchased with reinvested distributions, even though such stockholders have elected not to receive the distributions in cash.
Share Repurchase Program—Our SRP may provide a limited opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations. Initially shares were repurchased at a price equal to or at a discount from the stockholders’ original purchase prices paid for the shares being repurchased. Effective April 14, 2016, the repurchase price per share for all stockholders is equal to the estimated value per share of $22.50.
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
Class B Units—The Operating Partnership issues limited partnership units that are designated as Class B units for asset management services provided by PE-NTR II. The vesting of Class B units is contingent upon a market condition and service condition. We had outstanding unvested Class B units of 0.4 million and 0.2 million as of December 31, 2016 and 2015, respectively.

12. EARNINGS PER SHARE
We use the two-class method of computing earnings per share (“EPS”), which is an earnings allocation formula that determines EPS for common stock and any participating securities according to dividends declared (whether paid or unpaid). Under the two-class method, basic EPS is computed by dividing the income available to common stockholders by the weighted-average number of common stock shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from share equivalent activity.

During the year ended December 31, 2016, approximately 4,400 shares of restricted stock were granted under our 2013 Independent Director Stock Plan and are potentially dilutive. The securities were included in our diluted EPS calculation but did not have a material impact on EPS for the year ended December 31, 2016. The impact of these grants on basic and diluted EPS has been calculated using the two-class method whereby earnings are allocated to the restricted stock units based on dividends declared and the units’ participation rights in undistributed earnings. The effects of the two-class method on basic and diluted EPS were immaterial to the consolidated financial statements as of December 31, 2016, 2015 and 2014.
Class B units are potentially dilutive securities as they contain non-forfeitable rights to dividends or dividend equivalents. There were 414,415, 231,809, and 17,515 Class B units of the Operating Partnership outstanding as of December 31, 2016, 2015 and 2014, respectively. The vesting of the Class B units is contingent upon satisfaction of a market condition and service condition. Since the satisfaction of both conditions was not probable as of December 31, 2016, 2015, and 2014, the Class B units remained unvested and thus were not included in the diluted net income per share computations.

13. RELATED PARTY TRANSACTIONS
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
Organization and Offering Costs—Under the terms of the former advisory agreement, we were to reimburse, on a monthly basis, PE-NTR II, ARC, or their respective affiliates for cumulative organization and offering costs and future organization and offering costs they incurred on our behalf, but only to the extent that the reimbursement would not exceed 2% of gross proceeds raised in all primary offerings measured at the completion of such primary offering.
Summarized below are the cumulative organization and offering costs charged by and the cumulative costs reimbursed to PE-NTR II, ARC, and their affiliates as of December 31, 2016, 2015 and 2014, and any related amounts reimbursable from (to) us as of December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Total organization and offering costs charged	$18,081	$18,081	$16,381
Less: Total organization and offering costs reimbursed	18,081	19,020	13,178
Total organization and offering costs (receivable) payable	$—	$(939)	$3,203
Acquisition Fee—We pay PE-NTR II under the current advisory agreement, and we paid ARC under the former advisory agreement, an acquisition fee related to services provided in connection with the selection and purchase or origination of real estate and real estate-related investments. The acquisition fee is equal to 1% of the contract purchase price of each property we acquire, including acquisition or origination expenses and any debt attributable to such investments.
Acquisition Expenses—We reimburse PE-NTR II for expenses actually incurred related to selecting, evaluating and acquiring assets on our behalf.
Asset Management Subordinated Participation—Within 60 days after the end of each calendar quarter (subject to the approval of our board of directors), we will pay an asset management subordinated participation fee by issuing a number of restricted operating partnership units designated as Class B Units to PE-NTR II and ARC equal to: (i) 0.25% multiplied by (a) prior to the date on which we calculate an estimated net asset value (“NAV”) per share, the cost of assets and (b) on and after the date on which we calculate an estimated NAV per share, the lower of the cost of assets and the applicable quarterly NAV divided by (ii)

(a) prior to the date on which we calculate an estimated NAV per share, the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the primary offering price minus selling commissions and dealer manager fees) and (b) on and after the date on which we calculate an estimated NAV per share, the per share NAV. Our board of directors established an estimated NAV per share of $22.50 on April 14, 2016.
Under the PE-NTR II Agreement, beginning in January 2016, the asset management fee remained at 1% of the cost of our assets, but is paid 80% in cash and 20% in Class B units of the Operating Partnership instead of entirely in Class B units. The cash portion of the asset management fee is paid on a monthly basis in arrears at the rate of 0.06667% multiplied by the cost of our assets as of the last day of the preceding monthly period. Under the first amendment to the Operating Partnership’s amended and restated agreement of limited partnership, the Class B units portion of the asset management fee is based on the rate of 0.05% multiplied by the cost of our assets. On April 14, 2016, we established an estimated NAV and the calculation of the Class B units portion of the asset management fee was changed to be based on the rate of 0.05% multiplied by the lower of the cost of our assets and our estimated NAV. The Class B units will continue to be issued quarterly in arrears and remain subject to existing forfeiture provisions.
PE-NTR II and ARC are entitled to receive distributions on the Class B units at the same rate as distributions are paid to common stockholders. Such distributions are in addition to the incentive fees that PE-NTR II, ARC and their affiliates may receive from us. During the year ended December 31, 2016, the Operating Partnership issued 182,606 Class B units to PE-NTR II and ARC under the advisory agreement for asset management services performed by PE-NTR II during the period from October 1, 2015 to September 30, 2016. During the year ended December 31, 2015, the Operating Partnership issued 214,294 Class B units to PE-NTR II and ARC under the advisory agreement for asset management services performed by PE-NTR II during the period from October 1, 2014 to September 30, 2015. These Class B units will not vest until an economic hurdle has been met. PE-NTR II or one of its affiliates must continue to provide advisory services through the date that such economic hurdle is met. The economic hurdle will be met when (a) the value of the Operating Partnership’s assets, plus all distributions made; equal or exceeds (b) the total amount of capital contributed by investors, plus a 6% cumulative, pre-tax, non-compounded annual return on the capital contributed.
Financing Coordination Fee—We paid PE-NTR II and ARC under the former advisory agreement a financing fee equal to 0.75% of all amounts made available under any loan or line of credit in connection with the origination or refinancing of any debt that we obtain and use to finance properties or other permitted investments. As of January 1, 2016, under the PE-NTR II Agreement, we are not required to pay this fee.
Disposition Fee—We pay PE-NTR II under the PE-NTR II Agreement for substantial assistance in connection with the sale of properties or other investments up to the lesser of: (i) 2% of the contract sales price of each property or other investment sold; or (ii) one-half of the total brokerage commissions paid if a non-affiliated broker is also involved in the sale, provided that total real estate commissions paid (to PE-NTR II and others) in connection with the sale may not exceed the lesser of a competitive real estate commission and 6% of the contract sales price. The conflicts committee of our board of directors will determine whether PE-NTR II has provided substantial assistance to us in connection with the sale of an asset. Substantial assistance in connection with the sale of a property includes preparation of an investment package for the property (including an investment analysis, rent rolls, tenant information regarding credit, a property title report, an environmental report, a structural report and exhibits) or such other substantial services performed by PE-NTR II in connection with a sale.
General and Administrative Expenses—As of December 31, 2016 and 2015, we owed PE-NTR II and their affiliates $43,021 and $18,000, respectively, for general and administrative expenses paid on our behalf.

Summarized below are the fees earned by and the expenses reimbursable to PE-NTR II and ARC, except for organization and offering costs and general and administrative expenses, which we disclose above, for the year ended December 31, 2016, 2015, and 2014, and any related amounts unpaid as of December 31, 2016 and 2015 (in thousands):

	For the Period Ended			Unpaid Amount as of
	December 31,			December 31,
	2016	2015	2014	2016	2015
Acquisition fees(1)	$5,037	$6,841	$3,221	$179	$—
Acquisition expenses(1)	1,008	1,227	403	—	1
Asset management fees(2)	10,043	—	—	1,007	—
Class B unit distributions(3)	684	82	5	57	16
Financing coordination fees(4)	—	554	1,714	—	—
Total	$16,772	$8,704	$5,343	$1,243	$17

(1)	The acquisition fees and expenses are presented as Acquisition Expenses on the consolidated statements of operations.

(2)	Asset management fees are presented as General and Administrative on the consolidated statements of operations.

(3)
Represents the distributions paid to the PE-NTR II and ARC as holders of Class B units of the Operating Partnership and is presented as General and Administrative on the consolidated statements of operations.

(4)
Financing coordination fees are presented as Other Assets, Net or Mortgages and Loans Payable, Net, on the consolidated balance sheets and amortized over the term of the related loan. As of January 1, 2016, we are no longer required to pay financing coordination fees.

Annual Subordinated Performance Fee—We may pay PE-NTR II or its assignees an annual subordinated performance fee calculated on the basis of our total return to stockholders, payable annually in arrears, such that for any year in which our total return on stockholders’ capital exceeds 6% per annum, PE-NTR II will be entitled to 15% of the amount in excess of such 6% per annum, provided that the amount paid to PE-NTR II does not exceed 10% of the aggregate total return for that year. No such amounts have been incurred or payable to date.
Subordinated Participation in Net Sales Proceeds—The Operating Partnership may pay to Phillips Edison Special Limited Partner II LLC (the “Special Limited Partner”) a subordinated participation in the net sales proceeds of the sale of real estate assets equal to 15% of remaining net sales proceeds after return of capital contributions to stockholders plus payment to investors of a 6% cumulative, pre-tax non-compounded annual return on the capital contributed by stockholders. Generally, PE-NTR II has an 85% interest and ARC has a 15% interest and in the Special Limited Partner. No sales of real estate assets have occurred to date.
Subordinated Incentive Listing Distribution—The Operating Partnership may pay to the Special Limited Partner a subordinated incentive listing distribution upon the listing of our common stock on a national securities exchange. Such incentive listing distribution is equal to 15% of the amount by which the market value of all of our issued and outstanding common stock plus distributions exceeds the aggregate capital contributed by stockholders plus an amount equal to a 6% cumulative, pre-tax non-compounded annual return to stockholders.
Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in the net sales proceeds and the subordinated incentive listing distribution. No subordinated incentive listing distribution has been earned to date.
Subordinated Distribution Upon Termination of the Advisor Agreement—Upon termination or non-renewal of the PE-NTR II Agreement, the Special Limited Partner shall be entitled to a subordinated termination distribution in the form of a non-interest bearing promissory note equal to 15% of the amount by which the value of our assets owned at the time of such termination or non-renewal plus distributions exceeds the aggregate capital contributed by stockholders plus an amount equal to a 7% cumulative, pre-tax non-compounded annual return to stockholders. In addition, the Special Limited Partner may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or a liquidity event occurs. No such termination has occurred to date.
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
Summarized below are the fees earned by and the expenses reimbursable to the Property Manager for the years ended December 31, 2016, 2015, and 2014, and any related amounts unpaid as of December 31, 2016 and 2015 (in thousands):

	For the Period Ended			Unpaid Amount as of
	December 31,			December 31,
	2016	2015	2014	2016	2015
Property management fees(1)	$4,716	$2,085	$273	$423	$307
Leasing commissions(2)	3,758	1,788	245	386	86
Construction management fees(2)	1,059	377	26	185	68
Other fees and reimbursements(3)	3,584	2,017	251	367	1,157
Total	$13,117	$6,267	$795	$1,361	$1,618

(1)	The property management fees are included in Property Operating on the consolidated statements of operations.

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
The Dealer Manager typically re-allowed 100% of the selling commissions and a portion of the dealer manager fee to participating broker-dealers. Alternatively, a participating broker-dealer could elect to receive a commission based upon the proceeds from the sale of shares by such participating broker-dealer, with a portion of such fee being paid at the time of such sale and the remaining amounts paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale, in which event, a portion of the dealer manager fee will be re-allowed such that the combined selling commission and dealer manager fee do not exceed 10% of the gross proceeds of our primary offering. The dealer manager agreement terminated upon termination of the initial public offering.

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
The following table details total selling commissions, dealer manager fees, and service fees paid to the Dealer Manager and its affiliate related to the sale of common stock for the years ended December 31, 2016, 2015, and 2014, and any related amounts unpaid, which are included as a component of total unpaid organization and offering costs, as of December 31, 2016 and 2015 (in thousands):

	For the Period Ended			Unpaid Amount as of
	December 31,			December 31,
	2016	2015	2014	2016	2015
Total commissions and fees incurred from Dealer Manager	$—	$51,213	$52,744	$—	$—
Transfer agent fees incurred related to offering costs	—	1,254	659	140	150
Other fees expensed from the transfer agent	140	559	—	560	420
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
Unconsolidated Joint Venture—As of December 31, 2016, we owed the Joint Venture $152,104 for real estate tax, property operating, and other general and administrative expenses paid during the year on our behalf.

14. OPERATING LEASES
The terms and expirations of our operating leases with our tenants vary. The lease agreements frequently contain options to extend the terms of leases and other terms and conditions as negotiated. We retain substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.
Approximate future rentals to be received under non-cancelable operating leases in effect at December 31, 2016, assuming no new or renegotiated leases or option extensions on lease agreements, are as follows (in thousands):

Year	Amount
2017	$103,643
2018	96,958
2019	84,858
2020	73,036
2021	59,819
2022 and thereafter	233,621
Total	$651,935
No single tenant comprised 10% or more of our aggregate annualized base rent (“ABR”) as of December 31, 2016. As of December 31, 2016, our real estate investments in Florida represented 16.2% of our ABR. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse economic developments in the Florida real estate market.

15. QUARTERLY FINANCIAL DATA (UNAUDITED)
The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2016 and 2015. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the selected quarterly information.

	2016
(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$28,301	$31,378	$34,002	$36,115
Net income (loss)	1,351	(4,552)	48	(2,344)
Net income (loss) per share - basic and diluted	0.03	(0.10)	0.00	(0.05)

	2015
(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$9,496	$11,555	$16,441	$22,921
Net loss	(115)	(1,229)	(2,128)	(3,226)
Net loss per share - basic and diluted	(0.00)	(0.04)	(0.05)	(0.07)

16. SUBSEQUENT EVENTS
Distributions
Distributions equal to a daily amount of $0.00443989 per share of common stock outstanding were paid subsequent to December 31, 2016 to the stockholders of record from December 1, 2016 through December 31, 2016, and distributions equal to a daily amount of $0.00445205 per share of common stock outstanding were paid subsequent to December 31, 2016 to the stockholders of record from January 1, 2017 through February 28, 2017 as follows (in thousands):

Distribution Period	Date Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through the DRIP	Net Cash Distribution
December 1, 2016 through December 31, 2016	1/3/2017	$6,396	$3,174	$3,222
January 1, 2017 through January 31, 2017	2/1/2017	6,415	3,169	3,246
February 1, 2017 through February 28, 2017	3/1/2017	5,798	2,854	2,944
In February 2017, our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing March 1, 2017 through and including May 31, 2017. The authorized distributions equal an amount of $0.00445205 per share of common stock. We expect to pay these distributions on the first business day after the end of each month.
Acquisitions
Subsequent to December 31, 2016, we acquired a 100% ownership interest in the following properties (dollars in thousands):

Property Name	Location	Anchor	Acquisition Date	Purchase Price	Square Footage	Leased % Rentable Square Feet at Acquisition
Herndon Station	Fresno, CA	Save Mart	2/10/2017	$16,688	95,370	96.1%
Windmill Station	Clovis, CA	Save Mart	2/10/2017	9,500	27,486	100.0%
Plaza Station	Pompton Plains, NJ	Stop & Shop	2/27/2017	51,050	161,035	95.5%
Bells Fork Station	Greenville, NC	Harris Teeter	3/1/2017	9,250	71,666	91.7%
The supplemental purchase accounting disclosures required by GAAP relating to the recent acquisitions of the aforementioned properties have not been presented as the initial accounting for these acquisitions was incomplete at the time this Annual Report on Form 10-K was filed with the SEC.

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
As of December 31, 2016
(in thousands)
			Initial Cost (1)		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at End of Period(2)
Property Name	City, State	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total(3)	Accumulated Depreciation(4)	Date Constructed/ Renovated	Date Acquired
Bethany Village Shopping Center	Alpharetta, GA	$—	$4,833	$5,474	$205	$4,905	$5,607	$10,512	$762	2001	3/14/2014
Staunton Plaza	Staunton, VA	—	4,311	10,035	144	4,367	10,123	14,490	1,178	2006	4/30/2014
Northpark Village	Lubbock, TX	—	1,467	6,212	256	1,614	6,321	7,935	677	1990	7/25/2014
Spring Cypress Village	Houston, TX	—	8,219	11,731	907	8,368	12,489	20,857	1,464	1982/2007	7/30/2014
Kipling Marketplace	Littleton, CO	—	3,108	8,547	312	3,156	8,811	11,967	973	1983/2009	8/7/2014
Lake Washington Crossing	Melbourne, FL	—	3,617	9,121	259	3,704	9,293	12,997	972	1987/2012	8/15/2014
MetroWest Village	Orlando, FL	—	4,665	12,528	327	4,794	12,726	17,520	1,386	1990	8/20/2014
Kings Crossing	Sun City Center, FL	—	4,064	8,918	210	4,146	9,046	13,192	979	2000	8/26/2014
Commonwealth Square	Folsom, CA	6,773	6,811	12,962	899	7,047	13,625	20,672	1,843	1987	10/2/2014
Colonial Promenade	Winter Haven, FL	—	9,132	21,733	266	9,163	21,968	31,131	2,662	1986/2008	10/10/2014
Point Loomis Shopping Center	Milwaukee, WI	—	4,380	8,145	5	4,380	8,150	12,530	868	1965/1991	10/21/2014
Hilander Village	Roscoe, IL	—	2,293	6,637	372	2,402	6,900	9,302	1,145	1994	10/22/2014
Milan Plaza	Milan, MI	—	854	1,760	169	929	1,854	2,783	659	1960/1975	10/22/2014
Laguna 99 Plaza	Elk Grove, CA	—	5,264	12,298	485	5,525	12,522	18,047	1,336	1992	11/10/2014
Southfield Shopping Center	St. Louis, MO	—	5,307	12,781	184	5,367	12,905	18,272	1,358	1987	11/18/2014
Shasta Crossroads	Redding, CA	—	5,818	19,148	1,509	6,218	20,257	26,475	1,916	1989	11/25/2014
Spivey Junction	Stockbridge, GA	—	4,359	7,179	738	4,673	7,603	12,276	860	1998	12/5/2014
Quivira Crossings	Overland Park, KS	8,416	6,784	10,113	344	7,000	10,241	17,241	1,135	1996	12/16/2014
Plaza Farmington	Farmington, NM	—	8,564	6,074	769	8,658	6,749	15,407	884	2004	12/22/2014
Crossroads of Shakopee	Shakopee, MN	—	10,180	13,602	306	10,354	13,734	24,088	1,760	1998	12/22/2014
Willimantic Plaza	Willimantic, CT	—	3,429	9,166	265	3,581	9,279	12,860	1,112	1968/1990	1/30/2015
Harvest Plaza	Akron, OH	—	1,022	6,063	261	1,214	6,132	7,346	626	1974/2000	2/9/2015
North Point Landing	Modesto, CA	—	7,756	20,278	575	7,974	20,635	28,609	1,746	1964/2008	2/11/2015
Oakhurst Plaza	Seminole, FL	—	2,586	3,152	278	2,586	3,430	6,016	442	1974/2001	2/27/2015
Glenwood Crossing	Cincinnati, OH	—	4,191	2,538	336	4,491	2,574	7,065	522	1999	3/27/2015
Rosewick Crossing	La Plata, MD	—	7,413	15,169	626	7,517	15,691	23,208	1,446	2008	4/2/2015
Waterford Park Plaza	Plymouth, MN	11,878	4,150	14,453	542	4,411	14,734	19,145	1,377	1989	4/6/2015
Ocean Breeze	Jensen Beach, FL	—	5,896	7,861	237	5,943	8,051	13,994	705	1993/2010	4/30/2015
Old Alabama Square	Alpharetta, GA	—	9,712	13,937	739	10,218	14,170	24,388	1,139	2000	6/10/2015
Central Valley Market Place	Ceres, CA	—	2,610	15,821	83	2,640	15,874	18,514	1,001	2005	6/29/2015
Meadows on the Parkway	Boulder, CO	—	24,131	20,529	980	24,512	21,128	45,640	1,419	1989	7/16/2015
Broadlands Marketplace	Broomfield, CO	—	6,395	8,280	326	6,541	8,460	15,001	683	2002	7/16/2015
West Acres Shopping Center	Fresno, CA	—	3,386	6,069	136	3,386	6,205	9,591	613	1990	7/31/2015
Plano Market Street	Plano, TX	—	15,121	28,920	410	15,171	29,280	44,451	1,836	2009	7/31/2015
Island Walk Plaza	Fernandina Beach, FL	—	7,248	13,113	861	7,540	13,682	21,222	1,112	1987/2012	9/30/2015
North Pointe Plaza	North Charleston, SC	—	9,182	28,118	(526)	9,416	27,358	36,774	1,971	1989	9/30/2015

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
As of December 31, 2016
(in thousands)
			Initial Cost (1)		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at End of Period(2) (3)
Property Name	City, State	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired

Shoregate Center	Willowick, OH	—	6,774	12,684	2,548	7,719	14,287	22,006	1,774	1958/2005	10/7/2015
Village Center	Racine, WI	—	4,945	23,515	273	5,092	23,641	28,733	1,850	2002/2003	10/30/2015
Alico Commons	Fort Myers, FL	—	3,636	14,340	46	3,642	14,380	18,022	761	2009	11/2/2015
Port St. John Plaza	Port St John, FL	—	2,758	3,806	210	2,933	3,841	6,774	382	1986	11/2/2015
Rockledge Square	Rockledge, FL	—	2,765	3,292	141	2,765	3,433	6,198	413	1985	11/2/2015
Windover Square	Melbourne, FL	—	3,242	11,744	471	3,433	12,024	15,457	606	1984/2010	11/2/2015
51st and Olive	Glendale, AZ	3,796	1,974	6,870	125	2,070	6,899	8,969	416	1975/2007	11/6/2015
Cocoa Commons	Cocoa, FL	—	4,468	6,534	171	4,551	6,622	11,173	440	1986	11/19/2015
Sheffield Crossing	Sheffield Village, OH	9,192	6,053	9,274	245	6,205	9,367	15,572	745	1989	12/17/2015
Amherst Marketplace	Amherst, OH	6,565	2,916	8,213	64	2,974	8,219	11,193	378	1996	12/17/2015
Shoppes at Windmill Place	Batavia, IL	—	7,980	14,873	345	8,187	15,011	23,198	740	1991/1997	12/17/2015
Hamilton Mill Village	Dacula, GA	—	6,320	9,566	706	6,428	10,164	16,592	519	1996	12/22/2015
Normandale Village	Bloomington, MN	12,620	7,107	10,880	418	7,437	10,968	18,405	673	1973	12/22/2015
Wyandotte Plaza	Kansas City, KS	—	5,149	14,414	533	5,209	14,887	20,096	678	1961/2015	12/23/2015
Everybody's Plaza	Cheshire, CT	—	2,336	8,453	180	2,437	8,532	10,969	386	1960/2005	12/30/2015
Carriagetown Station	Amesbury, MA	—	6,811	13,885	127	6,896	13,927	20,823	583	2000	2/4/2016
Vineyard Center Station	Templeton, CA	5,500	1,718	5,818	9	1,718	5,827	7,545	226	2007	2/17/2016
Glen Lakes Station	Weeki Wachee, FL	—	3,030	5,712	12	3,036	5,718	8,754	253	2008	2/23/2016
Sanibel Station	Fort Myers, FL	—	3,395	5,201	37	3,412	5,221	8,633	265	2003	2/23/2016
Fairfield Commons	Lakewood, CO	—	7,706	24,427	513	8,108	24,538	32,646	847	1985	2/25/2016
Lakewood Station	Lakewood, OH	—	1,585	9,589	511	1,780	9,905	11,685	322	1991	3/10/2016
Amherst Station II	Amherst, NY	—	4,782	6,752	402	4,853	7,083	11,936	390	1980/1999	4/8/2016
Bartow Marketplace Station	Cartersville, GA	—	12,349	21,159	407	12,411	21,504	33,915	995	1995	4/8/2016
Bloomingdale Hills Station	Riverview, FL	—	3,719	4,773	104	3,785	4,811	8,596	228	2002/2012	4/4/2016
Stone Gate Station	Crowley, TX	7,746	4,992	6,807	117	5,089	6,827	11,916	270	2003	4/15/2016
Broadway Pavilion Station	Santa Maria, CA	—	8,125	18,138	245	8,297	18,211	26,508	552	1987	5/5/2016
Mckinney Station	Mckinney, TX	4,393	9,756	12,172	94	9,808	12,214	22,022	394	2003	5/24/2016
Montville Station	Montville, CT	9,648	12,603	11,926	265	12,779	12,015	24,794	456	2007	5/24/2016
Raynham Station	Raynham, MA	17,000	7,618	25,811	569	7,877	26,121	33,998	715	1965/1991	5/24/2016
Suntree Station	Southlake, TX	9,695	6,312	15,103	119	6,376	15,158	21,534	392	2000	5/24/2016
Crosscreek Village Station	St. Cloud, FL	—	3,350	7,794	1	3,350	7,795	11,145	229	2008	5/20/2016
Market Walk Station	Savannah, GA	—	19,426	25,565	272	19,526	25,737	45,263	826	2014/2015	5/11/2016
Green Valley Station	Henderson, NV	—	7,028	13,607	396	7,179	13,852	21,031	383	1978/1982	5/31/2016
Livonia Station	Livonia, MI	—	3,861	14,717	331	4,170	14,739	18,909	164	1988	9/20/2016
Franklin Station	Franklin, WI	7,858	5,647	5,426	—	5,647	5,426	11,073	23	1994/2009	12/28/2016
Alameda Crossing Station	Avondale, AZ	13,861	4,987	15,845	—	4,987	15,845	20,832	60	2006	12/2/2016

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
As of December 31, 2016
(in thousands)
			Initial Cost (1)		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at End of Period(2) (3)
Property Name	City, State	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired

Shorewood Station	Shorewood, IL	—	9,221	21,521	—	9,221	21,521	30,742	80	2001	12/15/2016
Palmer Town Station	Easton, PA	—	7,216	21,828	1	7,217	21,828	29,045	—	2005	12/30/2016
Totals		$134,941	$441,918	$890,499	$25,803	$452,515	$905,705	$1,358,220	$61,981
(1) The initial cost to us represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
(2) The aggregate cost of real estate owned at December 31, 2016.
(3) The aggregate cost of real estate owned at December 31, 2016 for federal income tax purposes is $1.4 billion.
Reconciliation of real estate owned:

	2016	2015
Balance at January 1	$954,698	$308,472
Additions during the year:
Real estate acquisitions	473,383	635,893
Net additions to/improvements of real estate	15,233	10,333
Deductions during the year:
Real estate dispositions	(85,094)	—
Balance at December 31	$1,358,220	$954,698
Reconciliation of accumulated depreciation:

	2016	2015
Balance at January 1	$21,315	$2,452
Additions during the year:
Depreciation expense	42,247	18,863
Deductions during the year:
Accumulated depreciation of real estate dispositions	(1,581)	—
Balance at December 31	$61,981	$21,315
* * * * *

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 9th day of March 2017.

PHILLIPS EDISON GROCERY CENTER REIT II, INC.

By:	/s/ JEFFREY S. EDISON
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY S. EDISON	Chairman of the Board and Chief Executive Officer (“Principal Executive Officer”)	March 9, 2017
Jeffrey S. Edison

/s/ DEVIN I. MURPHY	Chief Financial Officer (“Principal Financial Officer”)	March 9, 2017
Devin I. Murphy

/s/ JENNIFER L. ROBISON	Chief Accounting Officer (“Principal Accounting Officer”)	March 9, 2017
Jennifer L. Robison

/s/ C. ANN CHAO	Director	March 9, 2017
C. Ann Chao

/s/ DAVID W. GARRISON	Director	March 9, 2017
David W. Garrison

/s/ MARK D. MCDADE	Director	March 9, 2017
Mark D. McDade

/s/ PAUL J. MASSEY, JR.	Director	March 9, 2017
Paul J. Massey, Jr.