Form 10-Q
period 2017-03-31
PHILLIPS EDISON GROCERY CENTER REIT II, INC.
filed 2017-05-11
CIK 1581405

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2017, there were 46.4 million outstanding shares of common stock of Phillips Edison Grocery Center REIT II, Inc.

PART I.        FINANCIAL INFORMATION

Item 1.          Financial Statements

PHILLIPS EDISON GROCERY CENTER REIT II, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2017 AND DECEMBER 31, 2016
(Unaudited)
(In thousands, except per share amounts)

	March 31, 2017	December 31, 2016
ASSETS
Investment in real estate:
Land and improvements	$474,757	$452,515
Building and improvements	965,974	905,705
Acquired in-place lease assets	148,130	138,916
Acquired above-market lease assets	14,342	13,024
Total investment in property	1,603,203	1,510,160
Accumulated depreciation and amortization	(102,585)	(85,255)
Net investment in property	1,500,618	1,424,905
Investment in unconsolidated joint venture	14,980	14,287
Total investment in real estate assets, net	1,515,598	1,439,192
Cash and cash equivalents	4,068	8,259
Other assets, net	43,804	39,076
Total assets	$1,563,470	$1,486,527
LIABILITIES AND EQUITY
Liabilities:
Mortgages and loans payable, net	$626,858	$533,215
Acquired below-market lease liabilities, net of accumulated amortization of $7,534 and $6,362, respectively	55,001	53,196
Accounts payable – affiliates	2,332	3,499
Accounts payable and other liabilities	33,811	34,383
Total liabilities	718,002	624,293
Commitments and contingencies (Note 7)	—	—
Equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized, zero shares issued and outstanding
at March 31, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.01 par value per share, 1,000,000 shares authorized, 46,417 and 46,372 shares
issued and outstanding at March 31, 2017 and December 31, 2016, respectively	465	463
Additional paid-in capital	1,027,931	1,026,887
Accumulated other comprehensive income	5,303	4,390
Accumulated deficit	(188,231)	(169,506)
Total equity	845,468	862,234
Total liabilities and equity	$1,563,470	$1,486,527

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenues:
Rental income	$28,476	$20,698
Tenant recovery income	10,209	7,480
Other property income	116	123
Total revenues	38,801	28,301
Expenses:
Property operating	6,603	5,100
Real estate taxes	6,121	4,517
General and administrative	4,613	4,040
Acquisition expenses	—	2,772
Depreciation and amortization	17,022	12,289
Total expenses	34,359	28,718
Other:
Interest expense, net	(4,474)	(1,452)
Gain on contribution of properties to unconsolidated joint venture	—	3,341
Other expense, net	(55)	(121)
Net (loss) income	$(87)	$1,351
Per share information - basic and diluted:
Net (loss) income per share - basic and diluted	$(0.00)	$0.03
Weighted-average common shares outstanding:
Basic and diluted	46,512	46,024

Comprehensive income:
Net (loss) income	$(87)	$1,351
Other comprehensive income:
Unrealized gain on derivatives	691	—
Reclassification of derivative loss to interest expense	222	—
Comprehensive income attributable to stockholders	$826	$1,351

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(Unaudited)
(In thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at January 1, 2016	45,723	$458	$1,011,635	$—	$(88,808)	$923,285
Share repurchases	—	(1)	(1,516)	—	—	(1,517)
Distribution reinvestment plan (“DRIP”)	409	4	9,705	—	—	9,709
Common distributions declared, $0.40 per share	—	—	—	—	(18,596)	(18,596)
Net income	—	—	—	—	1,351	1,351
Balance at March 31, 2016	46,132	$461	$1,019,824	$—	$(106,053)	$914,232

Balance at January 1, 2017	46,372	$463	$1,026,887	$4,390	$(169,506)	$862,234
Share repurchases	(364)	(3)	(8,162)	—	—	(8,165)
DRIP	409	5	9,191	—	—	9,196
Change in unrealized gain on interest rate swaps	—	—	—	913	—	913
Common distributions declared, $0.40 per share	—	—	—	—	(18,638)	(18,638)
Share-based compensation	—	—	15	—	—	15
Net loss	—	—	—	—	(87)	(87)
Balance at March 31, 2017	46,417	$465	$1,027,931	$5,303	$(188,231)	$845,468

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(Unaudited)
(In thousands)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(87)	$1,351
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	16,718	12,167
Net amortization of above- and below-market leases	(607)	(412)
Amortization of deferred financing expense	676	276
Gain on contribution of properties	—	(3,341)
Change in fair value of derivatives	(116)	5
Straight-line rental income	(836)	(809)
Other	40	15
Changes in operating assets and liabilities:
Accounts receivable and accounts payable – affiliates	(1,167)	943
Other assets	(4,112)	(2,826)
Accounts payable and other liabilities	(2,533)	1,987
Net cash provided by operating activities	7,976	9,356
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(88,334)	(93,782)
Capital expenditures	(1,549)	(3,668)
Change in restricted cash	(114)	(210)
Investment in unconsolidated joint venture	(705)	—
Proceeds after contribution to unconsolidated joint venture	—	87,386
Net cash used in investing activities	(90,702)	(10,274)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in credit facility	106,000	—
Payments on mortgages and loans payable	(12,461)	(345)
Payments of deferred financing expenses	—	(1,192)
Distributions paid, net of DRIP	(9,415)	(8,855)
Repurchases of common stock	(5,589)	(1,883)
Net cash provided by (used in) financing activities	78,535	(12,275)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,191)	(13,193)
CASH AND CASH EQUIVALENTS:
Beginning of period	8,259	17,359
End of period	$4,068	$4,166

SUPPLEMENTAL CASH FLOW DISCLOSURE, INCLUDING NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$4,193	$1,325
Fair value of debt assumed	—	5,916
Initial investment in unconsolidated joint venture	—	6,888
Accrued capital expenditures	2,458	3,691
Change in distributions payable	27	32
Change in accrued share repurchase obligation	2,576	(366)
Distributions reinvested	9,196	9,709

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
As of March 31, 2017, we wholly-owned fee simple interests in 78 real estate properties acquired from third parties unrelated to us or PE-NTR II. In addition, we own a 20% equity interest in a joint venture that owned twelve real estate properties (see Note 4).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Set forth below is a summary of the significant accounting estimates and policies that management believes are important to the preparation of our consolidated interim financial statements. Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and require the application of significant judgment by management. As a result, these estimates are subject to a degree of uncertainty. There have been no changes to our significant accounting policies during the three months ended March 31, 2017, except for the items discussed below. For a full summary of our accounting policies, refer to our 2016 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 9, 2017.
Basis of Presentation and Principles of Consolidation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report on Form 10-Q should refer to the audited consolidated financial statements of Phillips Edison Grocery Center REIT II, Inc. for the year ended December 31, 2016, which are included in our 2016 Annual Report on Form 10-K. In the opinion of management, all normal and recurring adjustments necessary for the fair presentation of the unaudited consolidated financial statements for the periods presented have been included in this Quarterly Report. Our results of operations for the three months ended March 31, 2017, are not necessarily indicative of the operating results expected for the full year.
The accompanying consolidated financial statements include our accounts and those of our majority-owned subsidiaries. All intercompany balances and transactions are eliminated upon consolidation.
Reclassifications—The following line item on our consolidated statement of cash flows for the three months ended March 31, 2016, was reclassified to conform to the current year presentation:

•	Loss on Write-off of Unamortized Tenant Allowance, Deferred Financing Expense, Capitalized Leasing Commission, Acquired Lease and Market Debt Adjustment was reclassified to Other.
Newly Adopted and Recently Issued Accounting Pronouncements—We adopted Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, on January 1, 2017, and applied it prospectively. For a more detailed discussion of this adoption, see Note 5.

The following table provides a brief description of recent accounting pronouncements that could have a material effect on our financial statements:

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU 2014-09, Revenue from Contracts with Customers (Topic 606)
This update outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. In 2015, the Financial Accounting Standard Board (“FASB”) provided for a one-year deferral of the effective date for ASU 2014-09, making it effective for annual reporting periods beginning after December 15, 2017.
January 1, 2018
Our revenue-producing contracts are primarily leases that are not within the scope of this standard. As a result, we do not expect the adoption of this standard to have a material impact on our rental income. We continue to evaluate the effect of this standard on our other sources of revenue. These include reimbursement amounts we receive from tenants for operating expenses such as real estate taxes, insurance, and other common area maintenance. However, we currently do not believe the adoption of this standard will significantly affect the timing of the recognition of our reimbursement revenue. We currently plan to adopt this guidance on a modified retrospective basis.

ASU 2016-02, Leases (Topic 842)
This update amends existing guidance by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This update is effective for annual reporting periods beginning after December 15, 2018, but early adoption is permitted.
January 1, 2019
We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements. We have identified areas within our accounting policies we believe could be impacted by the new standard. We may have a change in presentation on our consolidated statement of operations with regards to Tenant Recovery Income which includes reimbursement amounts we receive from tenants for operating expenses such as real estate taxes, insurance, and other common area maintenance. Additionally, this standard impacts the lessor’s ability to capitalize certain costs related to the leasing of vacant space.

ASU 2016-15, Statement of Cash Flows (Topic 230)
This update addresses the presentation of eight specific cash receipts and cash payments on the statement of cash flows. It is effective for annual reporting periods beginning after December 15, 2017, but early adoption is permitted.
January 1, 2018
We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements. Of the eight specific cash receipts and cash payments listed within this guidance, we believe only three would be applicable to our business as it stands currently: debt prepayment or debt extinguishment costs, proceeds from settlement of insurance claims, and distributions received from equity method investees. We will continue to evaluate the impact that adoption of the standard will have on our presentation of these and any other applicable cash receipts and cash payments.

ASU 2016-18, Statement of Cash Flows (Topic 230)
This update amends existing guidance in order to clarify the classification and presentation of restricted cash on the statement of cash flows. It is effective for annual reporting periods beginning after December 15, 2017, but early adoption is permitted.
January 1, 2018
Upon adoption, we will include amounts generally described as restricted cash within the beginning-of-period, change and end-of-period total amounts on the statement of cash flows rather than within an activity on the statement of cash flows.

ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20)
This update amends existing guidance in order to provide consistency in accounting for the derecognition of a business or nonprofit activity. It is effective for annual reporting periods beginning after December 15, 2017, but early adoption is permitted.
January 1, 2018
We will adopt this standard concurrently with ASU 2014-09, listed above. We expect the adoption will impact our transactions that are subject to the amendments, which, although expected to be infrequent, would include a partial sale of real estate or contribution of a nonfinancial asset to form a joint venture.

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
The following is a summary of borrowings as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017	December 31, 2016
Fair value	$622,856	$527,167
Recorded value(1)	630,959	537,736

(1)	Recorded value does not include deferred financing costs, net of $4.1 million and $4.5 million as of March 31, 2017 and December 31, 2016, respectively.
Derivative Instruments—As of March 31, 2017, we had four interest rate swaps that fixed the LIBOR rate on $370 million of our unsecured term loan facility (“Term Loans”), and as of December 31, 2016, we had two interest rate swaps that fixed the LIBOR rate on $243 million of the Term Loans. As of March 31, 2017 and December 31, 2016, we also had two interest rate swaps that fixed the variable interest rate on $15.7 million and $15.8 million, respectively, of two of our secured variable-rate mortgage notes. For a more detailed discussion of our derivatives and hedging activities, see Note 8.
All interest rate swap agreements are measured at fair value on a recurring basis. The fair values of the interest rate swap agreements as of March 31, 2017 and December 31, 2016, were based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and were determined using interest rate pricing models and interest rate related observable inputs. Although we determined that the significant inputs used to value our derivatives fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of March 31, 2017 and December 31, 2016, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
We record derivative assets in Other Assets, Net and derivative liabilities in Accounts Payable and Other Liabilities on our consolidated balance sheets. The fair value measurements of our derivative assets and liabilities as of March 31, 2017 and December 31, 2016, are as follows (in thousands):

	March 31, 2017	December 31, 2016
Derivative asset:
Interest rate swaps designated as hedging instruments - Term Loans	$5,788	$5,369
Derivative liability:
Interest rate swaps designated as hedging instruments - Term Loans	$25	$463
Interest rate swaps not designated as hedging instruments - mortgage notes	678	850
Total	$703	$1,313

4. INVESTMENT IN UNCONSOLIDATED JOINT VENTURE
On March 22, 2016, we entered into a joint venture (the “Joint Venture”) through our indirect wholly-owned subsidiary, PE OP II Value Added Grocery, LLC (“REIT Member”) with a limited partnership (“Investor Member”) affiliated with TPG Real Estate, the real estate platform of the global private investment firm TPG, and with PECO Value Added Grocery Manager, LLC (“PECO Member”), a wholly-owned subsidiary of our Phillips Edison sponsor, and an affiliate of our advisor and property manager, Phillips Edison & Company Ltd. (“Property Manager”). REIT Member owns a 20% initial equity interest and Investor Member owns an 80% initial equity interest in the Joint Venture. REIT Member and Investor Member may contribute up to $50 million and $200 million of equity, respectively, to the Joint Venture. As of March 31, 2017, we have contributed $15.3 million of the $50 million commitment.
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
On March 7, 2017, our board of directors approved certain short-term loans (the “Joint Venture Loans”) that we may provide to the Joint Venture for its acquisitions, as needed. The Joint Venture Loans have a term of up to 60 days, and are to be funded 80% by the Investor Member and 20% by us. Our portion of the outstanding principal should not exceed $15 million at any given time. The Joint Venture Loans will incur interest at a rate equal to the greater of a) LIBOR plus 1.70%, or b) the borrowing rate on our revolving credit facility. As of March 31, 2017, there were no outstanding loans between the Joint Venture and us.

5. REAL ESTATE ACQUISITIONS
In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business. This update amends existing guidance in order to clarify when an integrated set of assets and activities is considered a business. We adopted ASU 2017-01 on January 1, 2017, and applied it prospectively. Under this new guidance, most of our acquisition activity will no longer be considered a business combination and will instead be classified as an asset acquisition. As a result, most acquisition-related expenses that would have been recorded on our consolidated statements of operations and comprehensive income as Acquisition Expense have been capitalized and will be amortized over the life of the related assets. As of March 31, 2017, none of our real estate acquisitions in 2017 met the definition of a business; therefore, we accounted for all as asset acquisitions.
During the three months ended March 31, 2017, we acquired four grocery-anchored shopping centers for a total cost of approximately $88.6 million, including acquisition costs. During the three months ended March 31, 2016, we acquired six grocery-anchored shopping centers and additional real estate adjacent to a previously acquired center for an aggregate purchase price of $101.2 million, including $5.5 million of assumed debt with a fair value of $5.9 million. The following tables present certain additional information regarding our acquisitions of properties during the three months ended March 31, 2017 and 2016.
For the three months ended March 31, 2017 and 2016, we allocated the purchase price of acquisitions to the fair value of the assets acquired and liabilities assumed as follows (in thousands):

	2017	2016
Land and improvements	$22,047	$25,585
Building and improvements	58,958	67,862
Acquired in-place leases	9,214	10,107
Acquired above-market leases	1,318	272
Acquired below-market leases	(2,976)	(2,608)
Total assets and lease liabilities acquired	88,561	101,218
Less: Fair value of assumed debt at acquisition	—	5,916
Net assets acquired	$88,561	$95,302

The weighted-average amortization periods for in-place, above-market, and below-market lease intangibles acquired during the three months ended March 31, 2017 and 2016, are as follows (in years):

	2017	2016
Acquired in-place leases	10	14
Acquired above-market leases	8	4
Acquired below-market leases	17	15

6. MORTGAGES AND LOANS PAYABLE
The following is a summary of the outstanding principal balances of our debt obligations as of March 31, 2017 and December 31, 2016 (in thousands):

	Interest Rate(1)	March 31, 2017	December 31, 2016
Revolving credit facility due 2018(2)(3)	2.23%	$134,000	$28,000
Term loan due 2019(3)	1.99% - 2.79%	185,000	185,000
Term loan due 2020(3)	2.06% - 2.99%	185,000	185,000
Mortgages payable(4)	4.13% - 6.64%	122,480	134,941
Assumed below-market debt adjustments, net(5)		4,479	4,795
Deferred financing costs, net(6)		(4,101)	(4,521)
Total		$626,858	$533,215

(1)	Includes the effects of derivative financial instruments (see Notes 3 and 8).

(2)
The gross borrowings under our revolving credit facility were $171 million during the three months ended March 31, 2017. The gross payments on our revolving credit facility were $65 million during the three months ended March 31, 2017. The revolving credit facility had a maximum capacity of $350 million as of March 31, 2017 and December 31, 2016, respectively.

(3)
The revolving credit facility and term loans have options to extend their maturities to 2019 and 2021, respectively. A maturity date extension for the first or second tranche on the term loans requires the payment of an extension fee of 0.15% of the outstanding principal amount of the corresponding tranche.

(4)
Due to the non-recourse nature of our fixed-rate mortgages, the assets and liabilities of the related properties are neither available to pay the debts of the consolidated property-holding limited liability companies, nor constitute obligations of such consolidated limited liability companies as of March 31, 2017 and December 31, 2016.

(5)	Net of accumulated amortization of $1.2 million and $1.3 million as of March 31, 2017 and December 31, 2016, respectively.

(6)
Net of accumulated amortization of $1.4 million and $1.2 million as of March 31, 2017 and December 31, 2016, respectively. Deferred financing costs related to the revolving credit facility were $1.5 million and $1.8 million, as of March 31, 2017 and December 31, 2016, respectively, which is net of accumulated amortization of $2.5 million and $2.2 million, respectively, and are recorded in Other Assets, Net.

As of March 31, 2017 and December 31, 2016, the weighted-average interest rate for all of our mortgages and loans payable was 2.9% and 3.0%, respectively.
The allocation of total debt between fixed and variable-rate as well as between secured and unsecured, excluding market debt adjustments and deferred financing costs, is summarized below (in thousands):

	March 31, 2017	December 31, 2016
As to interest rate:(1)
Fixed-rate debt	$492,480	$377,941
Variable-rate debt	134,000	155,000
Total	$626,480	$532,941
As to collateralization:
Unsecured debt	$504,000	$398,000
Secured debt	122,480	134,941
Total	$626,480	$532,941

(1)	Includes the effects of derivative financial instruments (see Notes 3 and 8).

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
The effective portion of changes in the fair value of derivatives designated, and that qualify, as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2017, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings, which resulted in a loss of $0.1 million for the three months ended March 31, 2017. A floor feature on the interest rate of our hedged debt that was not included on the associated interest rate swap caused this ineffectiveness.
Amounts reported in AOCI related to these derivatives will be reclassified to Interest Expense, Net as interest payments are made on the variable-rate debt. During the next twelve months, we estimate that an additional $0.8 million will be reclassified from Other Comprehensive Income as a decrease to Interest Expense, Net.
The following is a summary of our interest rate swaps that were designated as cash flow hedges of interest rate risk as of March 31, 2017 (notional amount in thousands). We had no such interest rate swaps outstanding as of March 31, 2016.

Count	Notional Amount	Fixed LIBOR	Maturity Date
4	$370,000	0.7%-1.7%	2019-2020
Derivatives Not Designated as Hedging Instruments
Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of these derivative instruments, as well as any payments, are recorded directly in Other Expense, Net, and resulted in a loss of approximately $14,000 and $121,000 for the three months ended March 31, 2017 and 2016, respectively.

Credit-risk-related Contingent Features
We have agreements with our derivative counterparties that contain provisions where, if we either default or are capable of being declared in default on any of our indebtedness, we could also be declared to be in default on our derivative obligations. As of March 31, 2017 and December 31, 2016, the fair value of our derivatives excluded any adjustment for nonperformance risk related to these agreements. As of March 31, 2017 and December 31, 2016, we have not posted any collateral related to these agreements.

9. EQUITY
On May 9, 2017, our board of directors increased its estimated value per share of our common stock to $22.75 based substantially on the estimated market value of our portfolio of real estate properties as of March 31, 2017. We engaged a third party valuation firm to provide a calculation of the range in estimated value per share of our common stock as of March 31, 2017, which reflected certain balance sheet assets and liabilities as of that date.
Distribution Reinvestment Plan—We have adopted a distribution reinvestment plan (“DRIP”) that allows stockholders to invest distributions in additional shares of our common stock. For the three months ended March 31, 2017 and 2016, shares were issued under the DRIP at a price of $22.50 per share.
Share Repurchase Program—Our share repurchase program (“SRP”) provides an opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations. The cash available for repurchases on any particular date will generally be limited to the proceeds from the DRIP during the preceding four fiscal quarters, less amounts already used for repurchases since the beginning of that period. The board of directors reserves the right, in its sole discretion, at any time and from time to time, to reject any request for repurchase. Effective April 14, 2016, the repurchase price per share for all stockholders is equal to the estimated value per share of $22.50, which was increased to $22.75 on May 9, 2017.
Class B Units—The Operating Partnership issues limited partnership units that are designated as Class B units for asset management services provided by PE-NTR II. The vesting of the Class B units is contingent upon a market condition and service condition. We had outstanding unvested Class B units of 437,481 shares and 414,415 shares as of March 31, 2017 and December 31, 2016, respectively.

10. EARNINGS PER SHARE
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
In the third quarter of 2016, approximately 4,400 shares of restricted stock were granted under our 2013 Independent Director Stock Plan and are potentially dilutive. The securities were included in our diluted EPS calculation but did not have a material impact on EPS for the three months ended March 31, 2017. The impact of these grants on basic and diluted EPS has been calculated using the two-class method whereby earnings are allocated to the restricted stock units based on dividends declared and the units’ participation rights in undistributed earnings. The effects of the two-class method on basic and diluted EPS were immaterial to the consolidated financial statements for the three months ended March 31, 2017 and 2016.
Class B units are potentially dilutive securities as they contain non-forfeitable rights to dividends or dividend equivalents. There were 437,481 and 345,331 Class B units of the Operating Partnership outstanding as of March 31, 2017 and 2016, respectively. The vesting of the Class B units is contingent upon satisfaction of a market condition and service condition. Since the satisfaction of both conditions was not probable as of March 31, 2017 and 2016, the Class B units remained unvested and thus were not included in the diluted net (loss) income per share computations.

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
Advisory Agreement—Pursuant to the PE-NTR II Agreement, PE-NTR II is entitled to specified fees for certain services, including managing our day-to-day activities and implementing our investment strategy. PE-NTR II manages our day-to-day affairs and our portfolio of real estate investments subject to the board’s supervision. Expenditures are reimbursed to PE-NTR II based on amounts incurred on our behalf.
Acquisition Fee—We pay PE-NTR II under the current advisory agreement, and we paid American Realty Capital PECO II Advisors, LLC (“ARC”) under the former advisory agreement, an acquisition fee related to services provided in connection with the selection and purchase or origination of real estate and real estate-related investments. The acquisition fee is equal to 1% of the contract purchase price of each property we acquire, including acquisition or origination expenses and any debt attributable to such investments.
Due Diligence Fee—We reimburse PE-NTR II for expenses incurred related to selecting, evaluating, and acquiring assets on our behalf.
Asset Management Subordinated Participation—Within 60 days after the end of each calendar quarter (subject to the approval of our board of directors), we will pay an asset management subordinated participation partially by issuing a number of restricted operating partnership units designated as Class B Units to PE-NTR II and ARC, equal to: (i) 0.25% multiplied by (a) prior to the date on which we calculated an estimated net asset value (“NAV”) per share, the cost of assets and (b) on and after the date on which we calculated an estimated NAV per share, the lower of the cost of assets and the applicable quarterly NAV divided by (ii) (a) prior to the date on which we calculated an estimated NAV per share, the value of one share of common stock as of the last day of such calendar quarter, which was equal to $22.50 (the primary offering price minus selling commissions and dealer manager fees) and (b) on and after the date on which we calculated an estimated NAV per share, the per share NAV. Our board of directors established an estimated NAV per share of $22.50 on April 14, 2016, and they increased such value to $22.75 on May 9, 2017.
Under the PE-NTR II Agreement, the asset management fee is equal to 1% of the cost of our assets, and is paid 80% in cash and 20% in Class B units of the Operating Partnership. The cash portion of the asset management fee is paid on a monthly basis in arrears at the rate of 0.06667% multiplied by the cost of our assets as of the last day of the preceding monthly period. Under the first amendment to the Operating Partnership’s amended and restated agreement of limited partnership, the Class B units portion of the asset management fee was based on the rate of 0.05% multiplied by the cost of our assets. On April 14, 2016, we established an estimated NAV and the calculation of the Class B units portion of the asset management fee was changed to be based on the rate of 0.05% multiplied by the lower of the cost of our assets and our estimated NAV. The Class B units are issued quarterly in arrears and are subject to forfeiture provisions.
PE-NTR II and ARC are entitled to receive distributions on the Class B units at the same rate as distributions are paid to common stockholders. Such distributions are in addition to the incentive compensation that PE-NTR II, ARC, and their affiliates may receive from us. During the three months ended March 31, 2017 and 2016, the Operating Partnership issued 23,066 and 113,522 Class B units, respectively, to PE-NTR II and ARC under the advisory agreement for the asset management services performed by PE-NTR II. PE-NTR II or one of its affiliates must continue to provide advisory services through the date that such economic hurdle is met. The economic hurdle will be met when (a) the value of the Operating Partnership’s assets, plus all distributions made equal or exceeds (b) the total amount of capital contributed by investors, plus a 6% cumulative, pre-tax, non-compounded annual return on the capital contributed.
Disposition Fee—We pay PE-NTR II under the PE-NTR II Agreement for substantial assistance in connection with the sale of properties or other investments up to the lesser of: (i) 2% of the contract sales price of each property or other investment sold; or (ii) one-half of the total brokerage commissions paid if a non-affiliated broker is also involved in the sale, provided that total real estate commissions paid (to PE-NTR II and others) in connection with the sale may not exceed the lesser of a competitive real estate commission or 6% of the contract sales price. The conflicts committee of our board of directors will determine whether PE-NTR II has provided substantial assistance to us in connection with the sale of an asset. Substantial assistance in connection with the sale of a property includes preparation of an investment package for the property (including an investment analysis, rent rolls, tenant information regarding credit, a property title report, an environmental report, a structural report, and exhibits) or such other substantial services performed by PE-NTR II in connection with a sale.
General and Administrative Expenses—As of March 31, 2017 and December 31, 2016, we owed PE-NTR II and their affiliates $59,463 and $43,021, respectively, for general and administrative expenses paid on our behalf.

Summarized below are the fees earned by and the expenses reimbursable to ARC and PE-NTR II, except for unpaid general and administrative expenses, which we disclose above, for the three months ended March 31, 2017 and 2016, and any related amounts unpaid as of March 31, 2017 and December 31, 2016 (in thousands):

	Three Months Ended		Unpaid Amount as of
	March 31,		March 31,	December 31,
	2017	2016	2017	2016
Acquisition fees(1)	$866	$1,009	$—	$179
Due diligence fees(1)	173	208	—	—
Asset management fees(2)	3,018	2,116	265	1,007
Class B units distribution(3)	169	217	60	57
Total	$4,226	$3,550	$325	$1,243

(1)
Prior to January 1, 2017, acquisition and due diligence fees were presented as Acquisition Expenses on the consolidated statements of operations. These are now capitalized and allocated to the related investment in real estate assets on the consolidated balance sheet based on the acquisition-date fair values of the respective assets and liability acquired.

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
Expenses and Reimbursements—The Property Manager hires, directs, and establishes policies for employees who have direct responsibility for the operations of each real property it manages, which may include, but is not limited to, on-site managers and building and maintenance personnel. Certain employees of the Property Manager may be employed on a part-time basis and may also be employed by PE-NTR II or certain of its affiliates. The Property Manager also directs the purchase of equipment and supplies and supervises all maintenance activity. We reimburse the costs and expenses incurred by the Property Manager on our behalf, including employee compensation, legal, travel, and other out-of-pocket expenses that are directly related to the management of specific properties and corporate matters, as well as fees and expenses of third-party accountants.
Summarized below are the fees earned by and the expenses reimbursable to the Property Manager for the three months ended March 31, 2017 and 2016, and any related amounts unpaid as of March 31, 2017 and December 31, 2016 (in thousands):

	Three Months Ended		Unpaid Amount as of
	March 31,		March 31,	December 31,
	2017	2016	2017	2016
Property management fees(1)	$1,400	$992	$511	$423
Leasing commissions(2)	636	824	224	386
Construction management fees(2)	78	149	41	185
Other fees and reimbursements(3)	794	867	419	367
Total	$2,908	$2,832	$1,195	$1,361

(1)	The property management fees are included in Property Operating on the consolidated statements of operations.

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
Transfer Agent—Prior to February 2016, we utilized transfer agent services provided by an affiliate of Realty Capital Securities, LLC, our former dealer manager. Fees incurred from this transfer agent represented amounts paid by PE-NTR II to the affiliate of the Dealer Manager for such services. We reimbursed PE-NTR II for these fees through the payment of organization and offering costs. The transfer agent ceased services and the agreement was terminated in connection with the bankruptcy of the transfer agent and its parent company.
The following table details fees paid to the transfer agent for the three months ended March 31, 2017 and 2016, and any related amounts unpaid, which are included as a component of total unpaid organization and offering costs, as of March 31, 2017 and December 31, 2016 (in thousands):

	Three Months Ended		Unpaid Amount as of
	March 31,		March 31,	December 31,
	2017	2016	2017	2016
Transfer agent fees incurred related to offering costs	$—	$—	$140	$140
Other fees incurred from transfer agent	—	140	560	560
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
Unconsolidated Joint Venture—As of March 31, 2017 and December 31, 2016, we owed the Joint Venture $52,586 and $152,104, respectively, for real estate tax, property operating, and other general and administrative expenses paid on our behalf.

12. OPERATING LEASES
The terms and expirations of our operating leases with our tenants vary. The lease agreements frequently contain options to extend the terms of leases and other terms and conditions as negotiated. We retain substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.
Approximate future rentals to be received under non-cancelable operating leases in effect at March 31, 2017, assuming no new or renegotiated leases or option extensions on lease agreements, was as follows (in thousands):

Year	Amount
Remaining 2017	$83,367
2018	104,757
2019	92,741
2020	80,484
2021	66,264
2022 and thereafter	255,707
Total	$683,320
No single tenant comprised 10% or more of our aggregate annualized base rent (“ABR”) as of March 31, 2017. As of March 31, 2017, our real estate investments in Florida represented 15.2% of our ABR. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse economic developments in the Florida real estate market.

13. SUBSEQUENT EVENTS
Distributions to Stockholders
Distributions equal to a daily amount of 0.00445205 per share of common stock outstanding were paid subsequent to March 31, 2017, to the stockholders of record from March 1, 2017 through April 30, 2017 as follows (in thousands):

Distribution Period	Date Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through the DRIP	Net Cash Distribution
March 1, 2017 through March 31, 2017	4/3/2017	$6,422	$3,143	$3,279
April 1, 2017 through April 30, 2017	5/1/2017	6,215	3,029	3,186
In May 2017, our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing June 1, 2017, through and including August 31, 2017, equal to a daily amount of $0.00445205 per share of common stock.
Acquisitions
Subsequent to March 31, 2017, we acquired the following property (dollars in thousands):

Property Name	Location	Anchor Tenant	Acquisition Date	Contractual Purchase Price	Square Footage	Leased % of Rentable Square Feet at Acquisition
Evans Towne Center	Evans, GA	Publix	5/9/2017	$11,825	75,668	92.2%
Share Repurchase Program
Subsequent to March 31, 2017, we repurchased 169,394 shares of common stock in the amount of $3.8 million.

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
Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual conditions, our ability to accurately anticipate results expressed in such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A. Risk Factors, in Part II of this Form 10-Q and Item 1A. Risk Factors, in Part I of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 9, 2017, for a discussion of some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause actual results to differ materially from those presented in our forward-looking statements. Except as required by law, we do not undertake any obligation to update or revise any forward-looking statements contained in this Form 10-Q. Important factors that could cause actual results to differ materially from the forward-looking statements are disclosed in Item 1A. Risk Factors, in Part II, and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Part I, of this Form 10-Q.

Overview
Organization
Phillips Edison Grocery Center REIT II, Inc. is a public non-traded real estate investment trust (“REIT”) that invests in retail real estate properties. Our primary focus is on grocery-anchored neighborhood and community shopping centers that meet the day-to-day needs of residents in the surrounding trade areas.
As of March 31, 2017, we wholly-owned 78 real estate properties acquired from third parties unaffiliated with us or Phillips Edison NTR II LLC (“PE-NTR II”). In addition, we own a 20% equity interest in a joint venture (the “Joint Venture”) that owns twelve real estate properties with a similar primary focus as us.
Portfolio
Below are statistical highlights of our wholly-owned portfolio:

		Property Acquisitions
		During the
	Total Portfolio as of	Three Months Ended
	March 31, 2017	March 31, 2017
Number of properties(1)	78	4
Number of states	24	3
Total square feet (in thousands)	9,607	356
Leased % of rentable square feet	94.5%	95.2%
Average remaining lease term (in years)(2)	6.1	7.1

(1)	The number of properties does not include additional real estate purchased adjacent to previously acquired centers.

(2)	As of March 31, 2017. The average remaining lease term in years excludes future options to extend the term of the lease.

Lease Expirations
The following table lists, on an aggregate basis, all of the scheduled lease expirations after March 31, 2017, for each of the next ten years and thereafter for our 78 wholly-owned shopping centers. The table shows the leased square feet and annualized base rent (“ABR”) represented by the applicable lease expirations (dollars and square feet in thousands):

Year	Number of Expiring Leases	Leased Rentable Square Feet Expiring	% of Leased Rentable Square Feet Expiring	ABR(1)	% of ABR
April 1 to December 31, 2017(2)	138	287	3.2%	$5,240	4.7%
2018	214	818	9.0%	11,356	10.1%
2019	221	999	11.0%	12,909	11.5%
2020	211	1,227	13.5%	14,079	12.5%
2021	184	1,119	12.3%	13,982	12.4%
2022	115	660	7.3%	8,064	7.2%
2023	45	679	7.5%	6,708	6.0%
2024	47	360	4.0%	4,864	4.3%
2025	64	733	8.1%	10,149	9.0%
2026	62	573	6.3%	7,445	6.6%
Thereafter	83	1,621	17.8%	17,802	15.7%
	1,384	9,076	100.0%	$112,598	100.0%

(1)	We calculate ABR as monthly contractual rent as of March 31, 2017, multiplied by 12 months.

(2)	Subsequent to March 31, 2017, we renewed 18 leases, which accounts for 66,992 total square feet and total ABR of $1.1 million.
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
The following table presents the composition of our portfolio by tenant type as of March 31, 2017 (dollars and square feet in thousands):

Tenant Type	Leased Square Feet	% of Leased Square Feet	ABR	% of ABR
Grocery anchor	4,778	52.6%	$43,285	38.4%
National and regional(1)	2,983	32.9%	44,775	39.8%
Local	1,315	14.5%	24,538	21.8%
	9,076	100.0%	$112,598	100.0%

(1)	We define national tenants as those that operate in at least three states. Regional tenants are defined as those that have at least three locations.
The following table presents the composition of our portfolio by tenant industry as of March 31, 2017 (dollars and square feet in thousands):

Tenant Industry	Leased Square Feet	% of Leased Square Feet	ABR	% of ABR
Grocery	4,778	52.6%	$43,285	38.4%
Retail	2,193	24.2%	27,072	24.1%
Services	1,344	14.8%	25,699	22.8%
Restaurant	761	8.4%	16,542	14.7%
	9,076	100.0%	$112,598	100.0%

The following table presents our grocery anchor tenants, grouped according to parent company, by leased square feet as of March 31, 2017 (dollars and square feet in thousands):

Tenant	Leased Square Feet	% of Leased Square Feet	ABR	% of ABR	Number of Locations(1)
Walmart	845	9.3%	$5,410	4.8%	6
Kroger	729	8.0%	4,843	4.3%	11
Publix	694	7.6%	6,559	5.8%	15
Albertsons-Safeway	594	6.5%	5,831	5.2%	10
Ahold Delhaize	389	4.3%	6,374	5.7%	6
Giant Eagle	273	3.0%	2,741	2.5%	4
Save Mart	208	2.3%	1,750	1.6%	4
Price Chopper	136	1.5%	1,095	1.0%	2
Supervalu	136	1.5%	1,089	1.0%	2
Schnuck's	127	1.4%	1,054	0.9%	2
Marc's	84	0.9%	788	0.7%	2
Sprouts Farmers Market	82	0.9%	1,347	1.1%	3
Festival Foods	71	0.8%	566	0.5%	1
BJ's Wholesale Club	68	0.8%	494	0.4%	1
Raley's	60	0.7%	241	0.2%	1
Food 4 Less (PAQ)	60	0.7%	995	0.9%	1
Tops Market	55	0.6%	280	0.2%	1
Winn-Dixie	47	0.5%	305	0.3%	1
Big Y	39	0.4%	621	0.6%	1
Lunds & Byerlys	38	0.4%	153	0.1%	1
Trader Joe's	25	0.3%	490	0.4%	2
Fresh Market	18	0.2%	259	0.2%	1
	4,778	52.6%	$43,285	38.4%	78

(1)
Number of locations (a) excludes auxiliary leases with grocery anchors such as fuel stations, pharmacies, and liquor stores, (b) one location where we do not own the portion of the shopping center that contains the grocery anchor, and (c) includes one location where two grocers operate.

Results of Operations
Summary of Operating Activities for the Three Months Ended March 31, 2017 and 2016

			Favorable (Unfavorable) Change
(In thousands, except per share amounts)	2017	2016	Change	Non-Same-Center	Same-Center
Operating Data:
Total revenues	$38,801	$28,301	$10,500	$9,919	$581
Property operating expenses	(6,603)	(5,100)	(1,503)	(1,483)	(20)
Real estate tax expenses	(6,121)	(4,517)	(1,604)	(1,657)	53
General and administrative expenses	(4,613)	(4,040)	(573)	(578)	5
Acquisition expenses	—	(2,772)	2,772	2,773	(1)
Depreciation and amortization	(17,022)	(12,289)	(4,733)	(4,338)	(395)
Interest expense, net	(4,474)	(1,452)	(3,022)	(3,389)	367
Gain on contribution of properties to unconsolidated joint venture	—	3,341	(3,341)	(3,341)	—
Other expense, net	(55)	(121)	66	(69)	135
Net (loss) income attributable to stockholders	$(87)	$1,351	$(1,438)	$(2,163)	$725

Net (loss) income per share - basic and diluted	$(0.00)	$0.03	$(0.03)
We wholly-owned 78 properties as of March 31, 2017, and 57 properties as of March 31, 2016. The Same-Center column in the table above includes the 51 properties that were owned and operational prior to January 1, 2016. The Non-Same-Center column includes properties that were acquired after December 31, 2015, in addition to corporate-level income and expenses. In this section, we primarily explain fluctuations in activity shown in the Same-Center column as well as any notable fluctuations in the Non-Same-Center column related to corporate-level activity. Unless otherwise discussed below, year-over-year comparative differences for the three months ended March 31, 2017 and 2016, are almost entirely attributable to the number of properties owned and the length of ownership of these properties.
Total revenues— Of the $10.5 million increase in total revenues, $9.9 million was related to the acquisition of 27 properties in 2016 and 2017. The remaining variance was the result of an increase in revenue among same-center properties, primarily due to a $0.4 million increase in rental income, which was driven by a $0.28 increase in same-center minimum rent per leased square foot and a 0.1% increase in same-center occupancy since March 31, 2016. We also had a $0.3 million increase in same-center tenant recovery income, which resulted primarily from higher recovery of prior year common area maintenance.
General and administrative expenses—The $0.6 million increase in general and administrative expenses was primarily attributable to a $0.9 million increase in asset management fees as a result of portfolio growth, offset by a decreases of $0.3 million in investor relations expenses.
Acquisition expenses—Acquisition expenses decreased $2.8 million as a result of adopting Accounting Standards Update (“ASU”) 2017-01, which now allows for the majority of our acquisition-related expenses incurred in 2017 to be capitalized and amortized over the life of the related assets. See Note 5 to our consolidated financial statements.
Interest expense, net— Of the $3.0 million increase in interest expense, net, $2.7 million is related to higher borrowings in 2017 on the revolving credit facility and the term loans, as well as the amortization of deferred financing costs related to the new debt instruments. The remaining $0.3 million increase is related to mortgage loans assumed in connection with certain acquisitions throughout 2016.
Gain on contribution of properties to unconsolidated joint venture—The $3.3 million decrease is solely due to the gain on the contribution of six properties to the Joint Venture in March 2016.

Leasing Activity
Below is a summary of leasing activity for the three months ended March 31, 2017 and 2016:

	Total Deals		Inline Deals (1)
	2017	2016	2017	2016
New leases:
Number of leases	15	23	15	23
Square footage (in thousands)	30	45	30	45
First-year base rental revenue (in thousands)	$577	$860	$577	$860
Average rent per square foot (“PSF”)	$19.26	$19.03	$19.26	$19.03
Average cost PSF of executing new leases(2)	$28.84	$35.78	$28.84	$35.78
Weighted-average lease term (in years)	6.4	8.9	6.4	8.9
Renewals and options:
Number of leases	37	27	36	26
Square footage (in thousands)	129	78	79	44
First-year base rental revenue (in thousands)	$2,058	$1,123	$1,533	$985
Average rent PSF	$15.94	$14.43	$19.37	$22.54
Average rent PSF prior to renewals	$14.30	$12.90	$17.06	$20.12
Percentage increase in average rent PSF	10.4%	11.8%	12.5%	12.0%
Average cost PSF of executing renewals and options(2)	$3.16	$6.37	$4.16	$5.86
Weighted-average lease term (in years)	4.8	6.5	4.7	6.2
Portfolio retention rate(3)	81.2%	85.1%	87.6%	85.1%

(1)	We consider an inline deal to be a lease for less than 10,000 square feet of gross leasable area (“GLA”).

(2)	The cost of executing new leases, renewals, and options includes leasing commissions, tenant improvement costs, and tenant concessions.

(3)	The portfolio retention rate is calculated by dividing (a) total square feet of retained tenants with current period lease expirations by (b) the square feet of leases expiring during the period.
The average rent per square foot and cost of executing leases fluctuates based on the tenant mix, size of the space, and lease term. Leases with national and regional tenants generally require a higher cost per square foot than those with local tenants.
However, such tenants will also execute leases for a longer term. As we continue to attract more of these national and regional tenants, our costs to lease may increase.

Non-GAAP Measures
Same-Center Net Operating Income
We present Same-Center Net Operating Income (“Same-Center NOI”) as a supplemental measure of our performance. We define Net Operating Income (“NOI”) as total operating revenues less property operating expenses, real estate taxes, and non-cash revenue items. Same-Center NOI represents the NOI for the 51 properties that were wholly-owned and operational for the entire portion of both comparable reporting periods. We believe that NOI and Same-Center NOI provide useful information to our investors about our financial and operating performance because each provides a performance measure of the revenues and expenses directly involved in owning and operating real estate assets and provides a perspective not immediately apparent from net income. Because Same-Center NOI excludes the change in NOI from properties acquired after December 31, 2015, it highlights operating trends such as occupancy levels, rental rates, and operating costs on properties that were operational for both comparable periods. Other REITs may use different methodologies for calculating Same-Center NOI, and accordingly, our Same-Center NOI may not be comparable to other REITs.
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
The table below is a comparison of the Same-Center NOI for the three months ended March 31, 2017, to the same period ended March 31, 2016 (in thousands):

	2017	2016	$ Change	% Change
Revenues:
Rental income(1)	$17,585	$17,193	$392
Tenant recovery income	6,878	6,596	282
Other property income	75	85	(10)
Total revenues	24,538	23,874	664	2.8%
Operating expenses:
Property operating expenses	4,430	4,364	66
Real estate taxes	3,958	4,011	(53)
Total operating expenses	8,388	8,375	13	0.2%
Total Same-Center NOI	$16,150	$15,499	$651	4.2%

(1)	Excludes straight-line rental income, net amortization of above- and below-market leases, and lease buyout income.
Below is a reconciliation of net (loss) income to NOI and Same-Center NOI for the three months ended March 31, 2017 and 2016 (in thousands):

	2017	2016
Net (loss) income	$(87)	$1,351
Adjusted to exclude:
Straight-line rental income	(836)	(809)
Net amortization of above- and below-market leases	(607)	(412)
Lease buyout income	(125)	—
General and administrative expenses	4,613	4,040
Acquisition expenses	—	2,772
Depreciation and amortization	17,022	12,289
Interest expense, net	4,474	1,452
Other	60	126
Gain on contribution of properties to unconsolidated joint venture	—	(3,341)
NOI	24,514	17,468
Less: NOI from centers excluded from Same-Center	(8,364)	(1,969)
Total Same-Center NOI	$16,150	$15,499

Funds from Operations and Modified Funds from Operations
Funds from operation (“FFO”) is a non-GAAP performance financial measure that is widely recognized as a measure of REIT operating performance. We use FFO as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) to be net income (loss), computed in accordance with GAAP adjusted for gains (or losses) from sales of depreciable real estate property (including deemed sales and settlements of pre-existing relationships), plus depreciation and amortization on real estate assets and impairment charges, and after related adjustments for unconsolidated partnerships, joint ventures and noncontrolling interests. We believe that FFO is helpful to our investors and our management as a measure of operating performance because, when compared year to year, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which are not immediately apparent from net income.
Since the definition of FFO was promulgated by NAREIT, GAAP has expanded to include several new accounting pronouncements, such that management and many investors and analysts have considered the presentation of FFO alone to be insufficient. Accordingly, in addition to FFO, we use modified funds from operations (“MFFO”), which, as defined by us, excludes from FFO the following items:

•	acquisition expenses;

•	straight-line rent amounts, both income and expense;

•	amortization of above- or below-market intangible lease assets and liabilities;

•	amortization of discounts and premiums on debt investments;

•	gains or losses from the early extinguishment of debt;

•	gains or losses on the extinguishment of derivatives, except where the trading of such instruments is a fundamental attribute of our operations;

•	gains or losses related to fair-value adjustments for derivatives not qualifying for hedge accounting;

•	gains or losses related to consolidation from, or deconsolidation to, equity accounting; and

•	adjustments related to the above items for unconsolidated entities in the application of equity accounting.
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
The following section presents our calculation of FFO and MFFO and provides additional information related to our operations (in thousands). As a result of the timing of the commencement of our active real estate operations, FFO and MFFO are not relevant to a discussion comparing operations for the periods presented. We expect revenues and expenses to increase in future periods as we acquire additional investments.

	Three Months Ended March 31,
	2017	2016
Calculation of FFO
Net (loss) income	$(87)	$1,351
Adjustments:
Depreciation and amortization of real estate assets	17,022	12,289
Gain on contribution of properties to unconsolidated joint venture	—	(3,341)
Depreciation and amortization related to unconsolidated joint venture	425	—
FFO	$17,360	$10,299
Calculation of MFFO
FFO	$17,360	$10,299
Adjustments:
Acquisition expenses	—	2,772
Net amortization of above- and below-market leases	(607)	(412)
Straight-line rental income	(836)	(809)
Amortization of market debt adjustment	(281)	(110)
Change in fair value of derivatives	(116)	5
Gain on extinguishment of debt	(11)	—
Adjustments related to unconsolidated joint venture	(2)	—
MFFO	$15,507	$11,745

Earnings per common share:
Weighted-average common shares outstanding - basic and diluted	46,512	46,024
Net (loss) income per share - basic and diluted	$(0.00)	$0.03
FFO per share - basic and diluted	$0.37	$0.22
MFFO per share - basic and diluted	$0.33	$0.26

Liquidity and Capital Resources
General
Our principal cash demands, aside from standard operating expenses, are for investments in real estate, including capital expenditure, repurchases of common stock, distributions to stockholders, and principal and interest on our outstanding indebtedness. We intend to use our cash on hand, operating cash flows, proceeds from our DRIP, and proceeds from debt financings, including borrowings under our unsecured credit facility, as our primary sources of immediate and long-term liquidity.

As of March 31, 2017, we had cash and cash equivalents of $4.1 million, a net cash decrease of $4.2 million during the three months ended March 31, 2017.
Operating Activities
Our net cash provided by operating activities consists primarily of cash inflows from tenant rental and recovery payments and cash outflows for property operating expenses, real estate taxes, general and administrative expenses, and interest payments.
Our cash flows from operating activities were $8.0 million as of March 31, 2017, compared to $9.4 million for the same period in 2016, primarily due to an increase in the number of properties owned and the length of ownership of those properties, and changes in working capital. Operating cash flows are expected to increase as additional properties are added to our portfolio.
Investing Activities
Net cash used in investing activities is impacted by the nature, timing, and extent of improvements to and acquisition of real estate and real estate-related assets, as we continue to acquire additional investments to grow our portfolio.
During the three months ended March 31, 2017, we had a total cash outlay of $88.3 million related to the acquisition of four grocery-anchored shopping centers. During the same period in 2016, we acquired six grocery-anchored shopping centers and additional real estate adjacent to a previously acquired grocery-anchored shopping center for a total cash investment of $93.8 million.
In March 2016, we entered into a joint venture agreement under which we may contribute up to $50 million of equity. In the three months ended March 31, 2017, we contributed an additional $0.7 million in cash to the Joint Venture to acquire additional assets, bringing our total contributions to $15.3 million. We also received a cash distribution of $87.4 million from the initial property contributions to the Joint Venture in 2016.
On March 7, 2017, our board of directors approved the issuance of certain short-term loans to the Joint Venture for its acquisitions, as needed. The loans have a term of up to 60 days, and the total outstanding principal balance funded by us should not exceed $15 million at any given time. The interest rate on such loans shall be the greater of a) LIBOR plus 1.70% or b) the borrowing rate on our revolving credit facility. As of March 31, 2017, there were no outstanding loans between the Joint Venture and us.
Financing Activities
Our net cash provided by/used in financing activities is impacted by the payment of distributions, borrowings during the period, and principal and other payments associated with our outstanding debt. As our debt obligations mature, we intend to refinance any remaining balance, if possible, or pay off the balances using proceeds from operations and/or corporate-level debt. During the three months ended March 31, 2017, we had an increase of $106 million in net borrowings from our credit facility compared to the same period in 2016.
As of March 31, 2017, our debt to total enterprise value was 37.3%. Debt to total enterprise value is calculated as net debt (total debt, excluding below-market debt adjustments and deferred financing costs, less cash and cash equivalents) as a percentage of enterprise value (equity value, calculated as total common shares outstanding multiplied by the estimated value per share of $22.50 as of March 31, 2017, plus net debt).
Our debt is subject to certain covenants, as disclosed in our 2016 Annual Report on Form 10-K filed with the SEC on March 9, 2017. As of March 31, 2017, we were in compliance with the restrictive covenants of our outstanding debt obligations. We expect to continue to meet the requirements of our debt covenants over the short- and long-term.
We have access to a revolving credit facility with a current capacity of $225 million, and an interest rate of LIBOR plus 1.30%. The maximum capacity under the revolving credit facility is $350 million. As of March 31, 2017, $90.7 million was available for borrowing. The revolving credit facility matures in June 2018, with additional options to extend to June 2019. Our credit facility may be expanded up to $700 million, from which we may draw funds to pay certain long-term debt obligations as they mature, increase our investment in real estate, or pay operating costs and expenses.
We offer a SRP that provides a limited opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations. See Note 9 to our consolidated financial statements for more discussion on the restrictions and limitations. During the three months ended March 31, 2017, we paid cash for repurchases of common stock in the amount of $5.6 million.

Activity related to distributions to our common stockholders for the three months ended March 31, 2017 and 2016 is as follows (in thousands):

	2017	2016
Gross distributions paid	$18,611	$18,564
Distributions reinvested through DRIP	9,196	9,709
Net cash distributions	9,415	8,855
Net (loss) income	(87)	1,351
Net cash provided by operating activities	7,976	9,356
FFO(1)	17,360	10,299
(1) See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures - Funds from Operations and Modified Funds from Operations, for the definition of FFO, information regarding why we present FFO, as well as for a reconciliation of this non-GAAP financial measure to net (loss) income.
We expect to continue paying distributions monthly unless our results of operations, our general financial condition, general economic conditions or other factors, as determined by our board of directors, make it imprudent to do so. The timing and amount of distributions is determined by our board of directors and is influenced in part by our intention to comply with REIT requirements of the Internal Revenue Code.
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

Critical Accounting Policies
Real Estate Acquisition Accounting—Previously, in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, acquisition costs were expensed as incurred. However, with the adoption of ASU 2017-01 on January 1, 2017, most acquisition-related expenses are now capitalized and will be amortized over the life of the related assets.
For a summary of all of our critical accounting policies, refer to our Annual Report on Form 10-K filed with the SEC on March 9, 2017.
Recently Issued Accounting Pronouncements—Refer to Note 2 of our consolidated financial statements in this report for discussion of the impact of recently issued accounting pronouncements.

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
As of March 31, 2017, we had four interest rate swaps that fixed the LIBOR rate on $370 million of our unsecured term loan facility, and we were party to two interest rate swaps that fixed the variable interest rate on $15.7 million of two of our secured, variable-rate mortgage notes.

As of March 31, 2017, we had not fixed the interest rate on $134.0 million of our unsecured, variable-rate debt through derivative financial instruments, and as a result, we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows. The impact on our annual results of operations of a one-percentage point increase in interest rates on the outstanding balance of our variable-rate debt at March 31, 2017, would result in approximately $1.3 million of additional interest expense.
The additional interest expense was determined based on the impact of hypothetical interest rates on our borrowing cost and assume no changes in our capital structure. As the information presented above includes only those exposures that exist as of March 31, 2017, it does not consider those exposures or positions that could arise after that date. Hence, the information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
We do not have any foreign operations, and thus we are not exposed to foreign currency fluctuations.

Item 4.       Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2017. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2017.
Internal Control Changes
During the quarter ended March 31, 2017, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II.     OTHER INFORMATION

Item 1.        Legal Proceedings
From time to time, we are party to legal proceedings that arise in the ordinary course of our business. We are not currently involved in any legal proceedings of which the outcome is reasonably likely to have a material impact on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by governmental authorities.

Item 1A. Risk Factors
For a listing of risk factors associated with investing in us, please see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 9, 2017.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

a)	We did not sell any equity securities that were not registered under the Securities Act during the three months ended March 31, 2017.

b)	Not applicable.
c)Our SRP may provide a limited opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations. During the quarter ended March 31, 2017, we repurchased shares as follows (shares in thousands):

Period	Total Number of Shares Repurchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(2)	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
January 2017	135	$22.50	135	(3)
February 2017	102	22.50	102	(3)
March 2017	127	22.50	127	(3)

(1)
On April 14, 2016, our board of directors established an estimated value per share of our common stock of $22.50, which was increased to $22.75 on May 9, 2017. Effective as of that date, the repurchase price per share for all stockholders is equal to the estimated value per share.

(2)
All purchases of our equity securities by us in the three months ended March 31, 2017, were made pursuant to the SRP. We announced the commencement of the SRP on November 25, 2013, and it was subsequently amended effective May 15, 2016.

(3)	We currently limit the dollar value and number of shares that may yet be repurchased under the SRP as described above.
There are several limitations on our ability to repurchase shares under the program:

•	During any calendar year, we may repurchase no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.

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

Item 3.        Defaults Upon Senior Securities
None.

Item 4.        Mine Safety Disclosures
Not applicable.

Item 5.        Other Information
Valuation Overview
On May 9, 2017, the Board of Directors of Phillips Edison Grocery Center REIT II, Inc. (“we,” “our,” or “us”) increased the estimated value per share of our common stock to $22.75 based substantially on the estimated market value of our portfolio of real estate properties in various geographic locations in the United States (the “Portfolio”) as of March 31, 2017. We provided this estimated value per share to assist broker-dealers that participated in our public offering in meeting our customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340 as required by the Financial Industry Regulatory Authority (“FINRA”). This valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association (“IPA”) in April 2013 (the “IPA Valuation Guidelines”).
We engaged Duff & Phelps, LLC (“Duff & Phelps”) to provide a calculation of the range in estimated value per share of our common stock as of March 31, 2017. Duff & Phelps prepared a valuation report (the “Valuation Report”) that provided this range based substantially on its estimate of the “as is” market values of the Portfolio. Duff & Phelps made adjustments to the aggregate estimated value of the Portfolio to reflect balance sheet assets and liabilities provided by our management as of March 31, 2017, before calculating a range of estimated values based on the number of outstanding shares of our common stock as of March 31, 2017. These calculations produced an estimated value per share in the range of $21.84 to $24.43 as of March 31, 2017. The Board of Directors ultimately approved $22.75 as the estimated value per share of our common stock.

The following table summarizes the material components of the estimated value per share of our common stock as of March 31, 2017 (dollar and shares in thousands):

	Low	High
Investment in Real Estate Assets	$1,646,890	$1,766,900

Other Assets
Cash and cash equivalents	4,215	4,215
Restricted cash	3,250	3,250
Accounts receivable	17,726	17,726
Prepaid expenses and other assets	4,599	4,599
Total other assets	$29,790	$29,790

Liabilities
Notes payable and credit facility	$655,495	$655,495
Mark to market of debt	3,790	3,790
Accounts payable and accrued expenses	49	49
Security deposits	3,568	3,568
Total liabilities	$662,902	$662,902

Net Asset Value	$1,013,778	$1,133,788

Common stock outstanding	46,417	46,417

Net Asset Value Per Share	$21.84	$24.43
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
Real Estate Portfolio
Independent Valuation Firm
Duff & Phelps was recommended by Phillips Edison NTR II LLC, our external advisor (the “Advisor”) to the Conflicts Committee of our Board of Directors (the “Conflicts Committee”) to provide independent valuation services. The Conflicts Committee approved the engagement of Duff & Phelps for those services, and they are not affiliated with us or the Advisor. The Duff & Phelps personnel who prepared the valuation have no present or prospective interest in the Portfolio and no personal interest with us or the Advisor. Duff & Phelps has previously provided allocation of acquisition purchase price valuations for financial reporting purposes pertaining to the Portfolio acquisitions as well as completed the valuation of us as of March 31, 2016. They receive the usual and customary compensation for such services. Duff & Phelps may be engaged to provide professional services to us in the future.
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
Real Estate Valuation
Duff & Phelps estimated the “as is” market values of the Portfolio as of March 31, 2017, using various methodologies. Generally accepted valuation practice suggests assets may be valued using a range of methodologies. Duff & Phelps utilized the income capitalization approach with support from the sales comparison approach for each property. The income approach was the primary indicator of value, with secondary consideration given to the sales approach. Duff & Phelps performed a study of each market to measure current market conditions, supply and demand factors, growth patterns, and their effect on each of the subject properties.
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
The following summarizes the range of capitalization and discount rates that were used to arrive at the estimated market values of our Portfolio:

Range in Values
Overall capitalization rate	6.25% - 6.70%
Terminal capitalization rate	6.96% - 7.43%
Discount rate	7.65% - 8.12%
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

Resulting Range in Estimated Value Per Share
	Increase of 25 Basis Points	Decrease of 25 Basis Points	Increase of 5%	Decrease of 5%
Terminal capitalization rate	$20.99 to $23.77	$22.22 to $25.26	$20.74 to $23.56	$22.51 to $25.53
Discount rate	$20.98 to $23.84	$22.20 to $25.17	$20.63 to $23.52	$22.57 to $25.51
Other Assets and Other Liabilities
Duff & Phelps made adjustments to the aggregate estimated values of our investments to reflect other assets and other liabilities of us based on balance sheet information provided by us and the Advisor as of March 31, 2017.
Role of the Conflicts Committee and the Board of Directors
The Conflicts Committee is composed of all of our independent directors. It is responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodologies used to determine our estimated value per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. The Conflicts Committee approved our engagement of Duff & Phelps to provide an estimation of the value per share as of March 31, 2017. The Conflicts Committee received a copy of the Valuation Report and discussed the report with representatives of Duff & Phelps. The Conflicts Committee also discussed the Valuation Report, the Portfolio, our assets and liabilities and other matters with senior management of the Advisor. The Advisor recommended to the Conflicts Committee that $22.75 per share be approved as the estimated value per share of our common stock. The Conflicts Committee discussed the rationale for this value with the Advisor.
Following the Conflicts Committee’s receipt and review of the Valuation Report, the recommendation of the Advisor, and in light of other factors considered by the Conflicts Committee and its own extensive knowledge of our assets and liabilities, the Conflicts Committee concluded that the range in estimated value per share of $21.84 to $24.43 was appropriate. The Conflicts Committee then recommended to our Board of Directors that it select $22.75 as the estimated value per share of our common stock. Our Board of Directors unanimously agreed to accept the recommendation of the Conflicts Committee and approved $22.75 as the estimated value per share of our common stock as of March 31, 2017, which determination was ultimately and solely the responsibility of the Board of Directors.
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
Further, the estimated value per share as of March 31, 2017, is based on the estimated value per share of the Company as of March 31, 2017. We did not make any adjustments to the valuation for the impact of other transactions occurring subsequent to March 31, 2017, including, but not limited to, (1) the issuance of common stock under the distribution reinvestment plan (“DRIP”), (2) net operating income earned and dividends declared, (3) the repurchase of shares and (4) changes in leases, tenancy or other business or operational changes. The value of our shares will fluctuate over time in response to developments related to individual assets in the Portfolio, the management of those assets and changes in the real estate and finance markets. Because of, among other factors, the high concentration of our total assets in real estate and the number of shares of our common stock outstanding, changes in the value of individual assets in the Portfolio or changes in valuation assumptions could have a very significant impact on the value of our shares. The estimated value per share does not reflect a portfolio premium or the fact that we are externally managed. The estimated value per share also does not take into account any disposition costs or fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt.
Appointment of Director
Effective May 9, 2017, our board of directors (the “Board”) voted to increase the size of the Board from five directors to six directors and appointed Dr. John A. Strong to the Board to fill the resulting vacancy. Dr. Strong, age 57, will be an independent director and will serve on the Board’s Audit and Conflicts Committees.
Since July 2010, Dr. Strong has served as the chairman and chief executive officer of Bankers Financial Corporation, a diversified financial services company for outsourcing solutions for claims, policy and flood products for insurers; insurance tracking for lenders; human resources solutions for small business; warranties for consumer electronics and new homes; insurance and maintenance services for properties, businesses and builders; and surety bonds for bail. Since 2007 he has served as a board member of Bankers Financial Corporation. From 2005 to 2010 he served as the president and managing partner of Greensboro Radiology. Dr. Strong holds a Doctor of Medicine degree from Michigan State University College of Human Medicine as well as his Residency and Fellowship in Radiology from Duke University, and a bachelor of arts in mathematics degree from Duke University. Among the most important factors that led to the board of directors’ recommendation that Dr. Strong serve as our director are Dr. Strong’s integrity, judgment, leadership skills, financial and management expertise, and independence from management, our sponsor, and their affiliates.
Dr. Strong will participate in our standard independent director compensation program. Pursuant to this program, Dr. Strong will receive the following compensation in connection with his service on the Board: an annual retainer of $30,000; $1,000 per each board meeting attended; $1,000 per each committee meeting attended; and reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors.
Since the beginning of our last fiscal year through the present, there have been no transactions with us, and there are currently no proposed transactions with us, in which the amount involved exceeds $120,000 and in which Dr. Strong had or will have a direct or indirect material interest within the meaning of Item 404(a) of Regulation S-K. No arrangement or understanding exists between Dr. Strong and any other person pursuant to which Dr. Strong was selected as our director.

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
101.1
The following information from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income; (iii) Consolidated Statements of Equity; and (iv) Consolidated Statements of Cash Flows*

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS EDISON GROCERY CENTER REIT II, INC.

Date: May 11, 2017	By:	/s/ Jeffrey S. Edison
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2017	By:	/s/ Devin I. Murphy
Devin I. Murphy
Chief Financial Officer
(Principal Financial Officer)