Form 10-Q
period 2017-06-30
PHILLIPS EDISON GROCERY CENTER REIT II, INC.
filed 2017-08-09
CIK 1581405

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of July 31, 2017, there were 46.3 million outstanding shares of common stock of Phillips Edison Grocery Center REIT II, Inc.

PART I.     FINANCIAL INFORMATION

Item 1.        Financial Statements

PHILLIPS EDISON GROCERY CENTER REIT II, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2017 AND DECEMBER 31, 2016
(Unaudited)
(In thousands, except per share amounts)

	June 30, 2017	December 31, 2016
ASSETS
Investment in real estate:
Land and improvements	$487,294	$452,515
Building and improvements	989,830	905,705
Acquired in-place lease assets	151,128	138,916
Acquired above-market lease assets	14,439	13,024
Total investment in property	1,642,691	1,510,160
Accumulated depreciation and amortization	(120,248)	(85,255)
Net investment in property	1,522,443	1,424,905
Investment in unconsolidated joint venture	15,104	14,287
Total investment in real estate assets, net	1,537,547	1,439,192
Cash and cash equivalents	3,720	8,259
Restricted cash	4,569	2,829
Other assets, net	44,554	36,247
Total assets	$1,590,390	$1,486,527
LIABILITIES AND EQUITY
Liabilities:
Mortgages and loans payable, net	$672,590	$533,215
Acquired below-market lease liabilities, net of accumulated amortization of $8,690 and $6,362, respectively	54,425	53,196
Accounts payable – affiliates	3,329	3,499
Accounts payable and other liabilities	34,002	34,383
Total liabilities	764,346	624,293
Commitments and contingencies (Note 7)	—	—
Equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized, zero shares issued and outstanding
at June 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.01 par value per share, 1,000,000 shares authorized, 46,485 and 46,372 shares
issued and outstanding at June 30, 2017 and December 31, 2016, respectively	467	463
Additional paid-in capital	1,029,430	1,026,887
Accumulated other comprehensive income	4,570	4,390
Accumulated deficit	(208,423)	(169,506)
Total equity	826,044	862,234
Total liabilities and equity	$1,590,390	$1,486,527

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Rental income	$29,553	$23,476	$58,029	$44,174
Tenant recovery income	10,130	7,707	20,339	15,187
Other property income	275	195	391	318
Total revenues	39,958	31,378	78,759	59,679
Expenses:
Property operating	6,192	4,793	12,795	9,893
Real estate taxes	6,489	4,911	12,610	9,428
General and administrative	5,167	4,812	9,821	8,852
Acquisition expenses	300	5,219	259	7,991
Depreciation and amortization	17,514	13,823	34,536	26,112
Total expenses	35,662	33,558	70,021	62,276
Other:
Interest expense, net	(5,452)	(2,250)	(9,926)	(3,703)
Gain on contribution of properties to unconsolidated joint venture	—	—	—	3,341
Other expense, net	(96)	(122)	(151)	(242)
Net loss	$(1,252)	$(4,552)	$(1,339)	$(3,201)
Earnings per common share:
Net loss per share - basic and diluted	$(0.03)	$(0.10)	$(0.03)	$(0.07)
Weighted-average common shares outstanding:
Basic and diluted	46,529	46,261	46,520	46,143

Comprehensive loss:
Net loss	$(1,252)	$(4,552)	$(1,339)	$(3,201)
Other comprehensive loss:
Unrealized loss on derivatives	(749)	—	(58)	—
Reclassification of derivative loss to interest expense	16	—	238	—
Comprehensive loss attributable to stockholders	$(1,985)	$(4,552)	$(1,159)	$(3,201)

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(Unaudited)
(In thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at January 1, 2016	45,723	$458	$1,011,635	$—	$(88,808)	$923,285
Share repurchases	(400)	(2)	(9,067)	—	—	(9,069)
Distribution reinvestment plan (“DRIP”)	828	7	19,331	—	—	19,338
Common distributions declared, $0.81 per share	—	—	—	—	(37,317)	(37,317)
Net loss	—	—	—	—	(3,201)	(3,201)
Balance at June 30, 2016	46,151	$463	$1,021,899	$—	$(129,326)	$893,036

Balance at January 1, 2017	46,372	$463	$1,026,887	$4,390	$(169,506)	$862,234
Share repurchases	(708)	(6)	(15,956)	—	—	(15,962)
DRIP	820	10	18,472	—	—	18,482
Change in unrealized gain on interest rate swaps	—	—	—	180	—	180
Common distributions declared, $0.81 per share	—	—	—	—	(37,578)	(37,578)
Share-based compensation	1	—	27	—	—	27
Net loss	—	—	—	—	(1,339)	(1,339)
Balance at June 30, 2017	46,485	$467	$1,029,430	$4,570	$(208,423)	$826,044

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(Unaudited)
(In thousands)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,339)	$(3,201)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,834	25,761
Net amortization of above- and below-market leases	(1,213)	(958)
Amortization of deferred financing expense	1,359	679
Gain on contribution of properties	—	(3,341)
Change in fair value of derivatives	(235)	(100)
Straight-line rental income	(1,492)	(1,747)
Other	152	75
Changes in operating assets and liabilities:
Accounts receivable and accounts payable – affiliates	(170)	1,452
Other assets	(6,562)	(3,688)
Accounts payable and other liabilities	230	5,165
Net cash provided by operating activities	24,564	20,097
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(110,879)	(326,290)
Capital expenditures	(3,832)	(7,368)
Change in restricted cash	(1,740)	(929)
Investment in unconsolidated joint venture	(1,291)	—
Principal disbursement on notes receivable - affiliate	(1,272)	—
Return of investment in unconsolidated joint venture	400	—
Proceeds after contribution to unconsolidated joint venture	—	87,386
Net cash used in investing activities	(118,614)	(247,201)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in credit facility	138,000	8,500
Proceeds from mortgages and loans payable	—	243,000
Payments on mortgages and loans payable	(13,070)	(777)
Payments of deferred financing expenses	(181)	(5,518)
Distributions paid, net of DRIP	(19,276)	(18,131)
Repurchases of common stock	(15,962)	(10,950)
Net cash provided by financing activities	89,511	216,124
NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,539)	(10,980)
CASH AND CASH EQUIVALENTS:
Beginning of period	8,259	17,359
End of period	$3,720	$6,379

SUPPLEMENTAL CASH FLOW DISCLOSURE, INCLUDING NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$8,995	$3,029
Fair value of debt assumed	14,394	58,047
Initial investment in unconsolidated joint venture	—	6,888
Accrued capital expenditures	2,738	2,370
Change in distributions payable	(180)	(152)
Change in accrued share repurchase obligation	—	(1,881)
Distributions reinvested	18,482	19,338

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
We invest primarily in well-occupied, grocery-anchored, neighborhood and community shopping centers that have a mix of creditworthy national and regional retailers that sell necessity-based goods and services in strong demographic markets throughout the United States. In addition, we may invest in other retail properties including power and lifestyle shopping centers, multi-tenant shopping centers, free-standing single-tenant retail properties, and other real estate or real estate-related assets.
Our advisor is Phillips Edison NTR II LLC (“PE-NTR II”), which is directly or indirectly owned by Phillips Edison Limited Partnership (“Phillips Edison sponsor”). Under the terms of the advisory agreement between PE-NTR II and us (the “PE-NTR II Agreement”), PE-NTR II is responsible for the management of our day-to-day activities and the implementation of our investment strategy.
As of June 30, 2017, we wholly-owned fee simple interests in 80 real estate properties acquired from third parties unaffiliated with us or PE-NTR II. In addition, we own a 20% equity interest in a joint venture that owned 13 real estate properties as of June 30, 2017 (see Note 4).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and require the application of significant judgment by management. As a result, these estimates are subject to a degree of uncertainty. There have been no changes to our significant accounting policies during the six months ended June 30, 2017. For a full summary of our accounting policies, refer to our 2016 Annual Report on Form 10-K filed with the SEC on March 9, 2017.
Basis of Presentation and Principles of Consolidation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report on Form 10-Q should refer to the audited consolidated financial statements of Phillips Edison Grocery Center REIT II, Inc. for the year ended December 31, 2016, which are included in our 2016 Annual Report on Form 10-K. In the opinion of management, all normal and recurring adjustments necessary for the fair presentation of the unaudited consolidated financial statements for the periods presented have been included in this Quarterly Report. Our results of operations for the three and six months ended June 30, 2017, are not necessarily indicative of the operating results expected for the full year.
The accompanying consolidated financial statements include our accounts and those of our majority-owned subsidiaries. All intercompany balances and transactions are eliminated upon consolidation.
Reclassifications—The following line item on our consolidated balance sheet as of December 31, 2016, was reclassified to conform to the current year presentation:

•	Restricted Cash was separately disclosed due to significance in the current period. In the previous period these amounts were included in Other Assets, Net.
The following line item on our consolidated statement of cash flows for the six months ended June 30, 2016, was reclassified to conform to the current year presentation:

•	Loss on Write-off of Unamortized Leasing Commission and Equity in Net Loss of Unconsolidated Joint Venture were reclassified to Other due to limited activity in the current period.
Newly Adopted and Recently Issued Accounting Pronouncements—We adopted Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business on January 1, 2017, and applied it prospectively. For a more detailed discussion of this adoption, see Note 5.

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
January 1, 2018
Upon adoption, we will include amounts generally described as restricted cash within the beginning-of-period and end-of-period total amounts on the statement of cash flows rather than within an activity on the statement of cash flows.

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
January 1, 2019
We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements. We have identified areas within our accounting policies we believe could be impacted by the new standard. We expect to have a change in presentation on our consolidated statement of operations with regards to Tenant Recovery Income, which includes reimbursement amounts we receive from tenants for operating expenses such as real estate taxes, insurance, and other common area maintenance. Additionally, this standard impacts the lessor’s ability to capitalize certain costs related to the leasing of vacant space, which will result in a reduction in the amount of execution costs currently being capitalized in connection with leasing activities.

ASU 2014-09, Revenue from Contracts with Customers (Topic 606)
This update outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU 2014-09 specifically references contracts with customers, it also applies to certain other transactions such as the sale of real estate or equipment. Expanded quantitative and qualitative disclosures are also required for contracts subject to ASU 2014-09. In 2015, the Financial Accounting Standard Board (“FASB”) provided for a one-year deferral of the effective date for ASU 2014-09, making it effective for annual reporting periods beginning after December 15, 2017.
January 1, 2018
Our revenue-producing contracts are primarily leases that are not within the scope of this standard. As a result, we do not expect the adoption of this standard to have a material impact on our rental or reimbursement revenue. We currently plan to adopt this guidance on a modified retrospective basis.

3. FAIR VALUE MEASUREMENTS
The following describes the methods we use to estimate the fair value of our financial and nonfinancial assets and liabilities:
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
Mortgages and Loans Payable—We estimate the fair value of our debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by our lenders using Level 3 inputs.  The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assuming the debt is outstanding through maturity and considering the debt’s collateral (if applicable). We have utilized market information, as available, or present value techniques to estimate the amounts required to be disclosed.
The following is a summary of borrowings as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017	December 31, 2016
Fair value	$673,695	$527,167
Recorded value(1)	676,491	537,736

(1)	Recorded value does not include deferred financing costs of $3.9 million and $4.5 million as of June 30, 2017 and December 31, 2016, respectively.
Derivative Instruments—As of June 30, 2017, we had four interest rate swaps that fixed LIBOR on $370 million of our unsecured term loan facility (“Term Loans”), and as of December 31, 2016, we had two interest rate swaps that fixed LIBOR on $243 million of the Term Loans. For a more detailed discussion of our cash flow hedges, see Note 8. As of June 30, 2017 and December 31, 2016, we were also party to two interest rate swaps that fixed the variable interest rate on $15.6 million and $15.8 million, respectively, of two of our variable-rate mortgage notes. The change in fair value of these instruments is recorded in Other Expense, Net on the consolidated statements of operations and was not material for the three and six months ended June 30, 2017 and 2016.
All interest rate swap agreements are measured at fair value on a recurring basis. The fair values of the interest rate swap agreements as of June 30, 2017 and December 31, 2016, were based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and were determined using interest rate pricing models and interest rate related observable inputs. Although we determined that the significant inputs used to value our derivatives fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2017 and December 31, 2016, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
We record derivative assets in Other Assets, Net and derivative liabilities in Accounts Payable and Other Liabilities on our consolidated balance sheets. The fair value measurements of our derivative assets and liabilities as of June 30, 2017 and December 31, 2016, were as follows (in thousands):

	June 30, 2017	December 31, 2016
Derivative asset:
Interest rate swaps designated as hedging instruments - Term Loans	$5,105	$5,369
Derivative liability:
Interest rate swaps designated as hedging instruments - Term Loans	$97	$463
Interest rate swaps not designated as hedging instruments - mortgage notes	537	850
Total	$634	$1,313

4. INVESTMENT IN UNCONSOLIDATED JOINT VENTURE
On March 22, 2016, we entered into a joint venture (the “Joint Venture”) through our indirect wholly-owned subsidiary, PE OP II Value Added Grocery, LLC (“REIT Member”), with a limited partnership (“Investor Member”) affiliated with TPG Real Estate, the real estate platform of the global private investment firm TPG, and with PECO Value Added Grocery Manager, LLC (“PECO Member”), a wholly-owned subsidiary of our Phillips Edison sponsor and an affiliate of our advisor and property manager, Phillips Edison & Company Ltd. (“Property Manager”). REIT Member owns a 20% initial equity interest and Investor Member owns an 80% initial equity interest in the Joint Venture. REIT Member and Investor Member may contribute up to $50 million and $200 million of equity, respectively, to the Joint Venture. As of June 30, 2017, the REIT Member has contributed $15.9 million of its $50 million commitment. Additionally, as of June 30, 2017, we had placed $1.6 million in escrow, which was recorded in Restricted Cash on the consolidated balance sheet, that was subsequently contributed to the Joint Venture.
PECO Member manages and conducts the day-to-day operations and affairs of the Joint Venture. REIT Member has customary approval rights with respect to major decisions, but does not have the right to cause or prohibit various material transactions. The Joint Venture’s income, losses, and distributions are generally allocated based on the members’ respective ownership interests. Therefore, we account for the Joint Venture under the equity method. Distributions of net cash are anticipated to be made on a monthly basis, as appropriate. During the six months ended June 30, 2017, we received a $0.4 million cash distribution from the Joint Venture. Additional capital contributions in proportion to the members’ respective capital interests in the Joint Venture may be required.
On March 7, 2017, our board of directors approved certain short-term loans (the “Joint Venture Loans”) that we may provide to the Joint Venture for its acquisitions, as needed. The Joint Venture Loans have terms of up to 60 days, and are to be funded 80% by the Investor Member and 20% by us. Our portion of the outstanding principal should not exceed $15 million at any given time. The Joint Venture Loans will incur interest at a rate equal to the greater of a) LIBOR plus 1.70%, or b) the borrowing rate on our revolving credit facility. As of June 30, 2017, $1.3 million of outstanding Joint Venture Loans, which mature on July 31, 2017, was recorded in Other Assets, Net on the consolidated balance sheet.
Subsequent to June 30, 2017, the Joint Venture acquired one additional shopping center, bringing their property total to 14.

5. REAL ESTATE ACQUISITIONS
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This update amends existing guidance in order to clarify when an integrated set of assets and activities is considered a business. We adopted ASU 2017-01 on January 1, 2017, and applied it prospectively. Under this new guidance, most of our real estate acquisition activity will no longer be considered a business combination and will instead be classified as an asset acquisition. As a result, most acquisition-related costs that would have been recorded on our consolidated statements of operations and comprehensive income as Acquisition Expense have been capitalized and will be amortized over the life of the related assets. Costs incurred related to properties that were not ultimately acquired were recorded as Acquisition Expenses on our consolidated statements of operations. As of June 30, 2017, none of our real estate acquisitions in 2017 met the definition of a business; therefore, we accounted for all as asset acquisitions.
During the six months ended June 30, 2017, we acquired six grocery-anchored shopping centers. During the six months ended June 30, 2016, we acquired 18 grocery-anchored shopping centers and additional real estate adjacent to a previously acquired shopping center.
For the six months ended June 30, 2017 and 2016, we allocated the purchase price of our acquisitions to the fair value of the assets acquired and liabilities assumed as follows (in thousands):

	2017	2016
Land and improvements	$33,795	$125,645
Building and improvements	81,052	237,469
Acquired in-place leases	12,212	37,462
Acquired above-market leases	1,415	1,258
Acquired below-market leases	(3,556)	(14,899)
Total assets and lease liabilities acquired	124,918	386,935
Less: Fair value of assumed debt at acquisition	14,394	58,047
Net assets acquired	$110,524	$328,888

The weighted-average amortization periods for in-place, above-market, and below-market lease intangibles acquired during the six months ended June 30, 2017 and 2016, are as follows (in years):

	2017	2016
Acquired in-place leases	10	13
Acquired above-market leases	8	8
Acquired below-market leases	17	17

6. MORTGAGES AND LOANS PAYABLE
The following is a summary of the outstanding principal balances of our debt obligations as of June 30, 2017 and December 31, 2016 (in thousands):

	Interest Rate(1)	June 30, 2017	December 31, 2016
Revolving credit facility due 2018(2)(3)	2.47%	$166,000	$28,000
Term loan due 2019(3)	1.99%-2.79%	185,000	185,000
Term loan due 2020(3)	2.06%-2.99%	185,000	185,000
Mortgages payable(4)	4.13%-6.64%	136,121	134,941
Assumed market debt adjustments, net(5)		4,370	4,795
Deferred financing costs, net(6)		(3,901)	(4,521)
Total		$672,590	$533,215

(1)	Includes the effects of derivative financial instruments (see Notes 3 and 8) as of June 30, 2017.

(2)
The gross borrowings under our revolving credit facility were $214 million during the six months ended June 30, 2017. The gross payments on our revolving credit facility were $76 million during the six months ended June 30, 2017. The revolving credit facility had a maximum capacity of $350 million as of June 30, 2017 and December 31, 2016.

(3)
The revolving credit facility and term loans have options to extend their maturities to 2019 and 2021, respectively. A maturity date extension for the first or second tranche on the term loans requires the payment of an extension fee of 0.15% of the outstanding principal amount of the corresponding tranche.

(4)
Due to the non-recourse nature of our fixed-rate mortgages, the assets and liabilities of the properties securing such mortgages are neither available to pay the debts of the consolidated property-holding limited liability companies, nor do they constitute obligations of such consolidated limited liability companies as of June 30, 2017 and December 31, 2016.

(5)	Net of accumulated amortization of $1.4 million and $1.3 million as of June 30, 2017 and December 31, 2016, respectively.

(6)
Deferred financing costs shown are related to our Term Loans and mortgages payable and are net of accumulated amortization of $1.8 million and $1.2 million as of June 30, 2017 and December 31, 2016, respectively. Deferred financing costs related to the revolving credit facility, which are included in Other Assets, Net, were $1.2 million and $1.8 million as of June 30, 2017 and December 31, 2016, respectively, and are net of accumulated amortization of $2.8 million and $2.2 million, respectively.

As of June 30, 2017 and December 31, 2016, the weighted-average interest rate for all of our mortgages and loans payable was 3.0%.
The allocation of total debt between fixed and variable-rate and between secured and unsecured, excluding market debt adjustments and deferred financing costs, as of June 30, 2017 and December 31, 2016, is summarized below (in thousands):

	June 30, 2017	December 31, 2016
As to interest rate:(1)
Fixed-rate debt	$506,121	$377,941
Variable-rate debt	166,000	155,000
Total	$672,121	$532,941
As to collateralization:
Unsecured debt	$536,000	$398,000
Secured debt	136,121	134,941
Total	$672,121	$532,941

(1)	Includes the effects of derivative financial instruments (see Notes 3 and 8).

7. COMMITMENTS AND CONTINGENCIES
Litigation
We are involved in various claims and litigation matters arising in the ordinary course of business, some of which involve claims for damages. Many of these matters are covered by insurance, although they may nevertheless be subject to deductibles or retentions. Although the ultimate liability for these matters cannot be determined, based upon information currently available, we believe the ultimate resolution of such claims and litigation will not have a material adverse effect on our consolidated financial statements.
Environmental Matters
In connection with the ownership and operation of real estate, we may potentially be liable for costs and damages related to environmental matters. In addition, we may own or acquire certain properties that are subject to environmental remediation. Generally, the seller of the property, the tenant of the property, and/or another third party is responsible for environmental remediation costs related to a property. Additionally, in connection with the purchase of certain properties, the respective sellers and/or tenants may agree to indemnify us against future remediation costs. We also carry environmental liability insurance on our properties that provides limited coverage for any remediation liability and/or pollution liability for third-party bodily injury and/or property damage claims for which we may be liable. We are not aware of any environmental matters which we believe are reasonably likely to have a material effect on our consolidated financial statements.

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
The effective portion of changes in the fair value of derivatives designated, and that qualify, as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2017, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the three and six months ended June 30, 2017, the ineffective portion of the change in fair value of the derivatives recognized directly in earnings was not material. A floor feature on the interest rate of our hedged debt that was not included on the associated interest rate swap caused this ineffectiveness.
Amounts reported in AOCI related to these derivatives will be reclassified to Interest Expense, Net as interest payments are made on the variable-rate debt. During the next twelve months, we estimate that an additional $1.3 million will be reclassified from Other Comprehensive Income as a decrease to Interest Expense, Net.

The following is a summary of our interest rate swaps that were designated as cash flow hedges of interest rate risk as of June 30, 2017 (notional amount in thousands). We had no such interest rate swaps outstanding as of June 30, 2016.

Count	Notional Amount	Fixed LIBOR	Maturity Date
4	$370,000	0.7% - 1.7%	2019-2020
Credit-risk-related Contingent Features
We have agreements with our derivative counterparties that contain provisions where, if we either default or are capable of being declared in default on any of our indebtedness, we could also be declared to be in default on our derivative obligations. As of June 30, 2017 and December 31, 2016, the fair value of our derivatives excluded any adjustment for nonperformance risk related to these agreements. As of June 30, 2017 and December 31, 2016, we had not posted any collateral related to these agreements.

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
Distribution Reinvestment Plan—We have adopted a DRIP that allows stockholders to invest distributions in additional shares of our common stock. Before our board of directors approved an increased estimated value per share on May 9, 2017, shares were issued under the DRIP at a price of $22.50 per share. Subsequent to that date, participants acquired and continue to acquire shares of common stock through the DRIP at a price of $22.75 per share.
Share Repurchase Program—Our share repurchase program (“SRP”) provides an opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations. The cash available for repurchases on any particular date will generally be limited to the proceeds from the DRIP during the preceding four fiscal quarters, less amounts already used for repurchases since the beginning of that period. The board of directors reserves the right, in its sole discretion, at any time and from time to time, to reject any request for repurchase. Effective April 14, 2016, the repurchase price per share for all stockholders was equal to the estimated value per share of $22.50, which was subsequently increased to $22.75 on May 9, 2017.
During the six months ended June 30, 2017, repurchase requests surpassed the funding limits under the SRP. Approximately $16.0 million of shares of common stock were repurchased under our SRP during the six months ended June 30, 2017. Repurchase requests in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” were completed in full. The remaining repurchase requests that were in good order were fulfilled on a pro rata basis. As of June 30, 2017, we had approximately 81,000 shares of unfulfilled repurchase requests, which were fully redeemed as of July 31, 2017.
Due to the program’s funding limits, the funds available for repurchases during the third quarter of 2017 are expected to be insufficient to meet all requests. When we are unable to fulfill all repurchase requests in a given month, we will honor requests on a pro rata basis to the extent funds are available. We will continue to fulfill repurchases sought upon a stockholder’s death, “qualifying disability,” or “determination of incompetence” in accordance with the terms of the SRP.
Class B Units—The Operating Partnership issues limited partnership units that are designated as Class B units for asset management services provided by PE-NTR II. The vesting of the Class B units is contingent upon a market condition and service condition. We had outstanding unvested Class B units of 460,547 shares and 414,415 shares as of June 30, 2017 and December 31, 2016, respectively.

10. EARNINGS PER SHARE
We use the two-class method of computing earnings per share (“EPS”), which is an earnings allocation formula that determines
EPS for common stock and any participating securities according to dividends declared (whether paid or unpaid). Under the two-class method, basic EPS is computed by dividing the income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur from share equivalent activity.
In the third quarter of 2016, approximately 4,400 shares of restricted stock were granted under our 2013 Independent Director Stock Plan and are potentially dilutive. As of June 30, 2017, approximately 3,300 restricted stock awards were outstanding. For the three and six months ended June 30, 2017, these awards were anti-dilutive and, as a result, were excluded from the weighted-average common shares used to calculate diluted EPS. The impact of these grants on basic and diluted EPS has been calculated using the two-class method whereby earnings are allocated to the restricted stock units based on dividends declared and the units’ participation rights in undistributed earnings. The effects of the two-class method on basic and diluted EPS were immaterial to the consolidated financial statements for the three and six months ended June 30, 2017.
Class B units are potentially dilutive securities as they contain non-forfeitable rights to dividends or dividend equivalents. There were 460,547 and 368,283 Class B units of the Operating Partnership outstanding as of June 30, 2017 and 2016, respectively. The vesting of the Class B units is contingent upon satisfaction of a market condition and service condition. Since the satisfaction of both conditions was not probable as of June 30, 2017 and 2016, the Class B units remained unvested and thus were not included in the diluted net loss per share computations.

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
Acquisition Fee—We pay PE-NTR II under the PE-NTR II Agreement an acquisition fee related to services provided in connection with the selection and purchase or origination of real estate and real estate-related investments. The acquisition fee is equal to 1% of the contract purchase price of each property we acquire, including acquisition or origination expenses and any debt attributable to such investments.
Due Diligence Fee—We reimburse PE-NTR II for expenses incurred related to selecting, evaluating, and acquiring assets on our behalf.
Asset Management Fee and Subordinated Participation—Under the PE-NTR II Agreement, the asset management fee is equal to 1% of the cost of our assets, and is paid 80% in cash and 20% in Class B units of the Operating Partnership. The cash portion is paid on a monthly basis in arrears at the rate of 0.06667% multiplied by the cost of our assets as of the last day of the preceding monthly period. Under the first amendment to the Operating Partnership’s amended and restated agreement of limited partnership, within 60 days after the end of each calendar quarter (subject to the approval of our board of directors), we pay an asset management subordinated participation by issuing a number of restricted operating partnership units designated as Class B Units to PE-NTR II and pay American Realty Capital PECO II Advisors, LLC (“ARC”), equal to 0.05% multiplied by the lower of the cost of assets and the applicable quarterly NAV, divided by the per share NAV. Our board of directors established an estimated NAV per share of $22.50 on April 14, 2016, and approved an increased estimated NAV per share of $22.75 on May 9, 2017. The Class B units are subject to forfeiture provisions.
PE-NTR II and ARC are entitled to receive distributions on the Class B units at the same rate as distributions are paid to common stockholders. Such distributions are in addition to the incentive compensation that PE-NTR II, ARC, and their affiliates may receive from us. During the six months ended June 30, 2017 and 2016, the Operating Partnership issued 46,131 and 136,474 Class B units, respectively, to PE-NTR II and ARC under the PE-NTR II Agreement for asset management services performed by PE-NTR II. PE-NTR II or one of its affiliates must continue to provide advisory services through the date that such economic hurdle is met. The economic hurdle will be met when (a) the value of the Operating Partnership’s assets, plus all distributions made equal or exceeds (b) the total amount of capital contributed by investors, plus a 6% cumulative, pre-tax, non-compounded annual return on the capital contributed.
Disposition Fee—We pay PE-NTR II for substantial assistance by PE-NTR II or its affiliates up to the lesser of: (i) 2% of the contract sales price of each property or other investment sold; or (ii) one-half of the total brokerage commissions paid if a non-affiliated broker is also involved in the sale, provided that total real estate commissions paid (to PE-NTR II and others) in connection with the sale may not exceed the lesser of a competitive real estate commission or 6% of the contract sales price. The conflicts committee of our board of directors determines whether PE-NTR II or its affiliates have provided substantial assistance to us in connection with the sale of an asset. Substantial assistance in connection with the sale of a property includes preparation of an investment package for the property (including an investment analysis, rent rolls, tenant information regarding credit, a property title report, an environmental report, a structural report and exhibits) or such other substantial services performed by PE-NTR II or its affiliates in connection with a sale.

General and Administrative Expenses—As of June 30, 2017 and December 31, 2016, we owed PE-NTR II and its affiliates $100,362 and $43,021, respectively, for general and administrative expenses paid on our behalf.
Summarized below are the fees earned by and the expenses reimbursable to PE-NTR II and ARC, except for unpaid general and administrative expenses, which we disclose above, for the three and six months ended June 30, 2017 and 2016, and any related amounts unpaid as of June 30, 2017 and December 31, 2016 (in thousands):

	Three Months Ended		Six Months Ended		Unpaid Amount as of
	June 30,		June 30,		June 30,	December 31,
	2017	2016	2017	2016	2017	2016
Acquisition fees(1)	$356	$2,834	$1,222	$3,843	$—	$179
Due diligence fees(1)	71	546	244	754	—	—
Asset management fees(2)	3,118	2,497	6,136	4,613	1,091	1,007
Class B units distribution(3)	182	145	351	362	62	57
Total	$3,727	$6,022	$7,953	$9,572	$1,153	$1,243

(1)
Prior to January 1, 2017, acquisition and due diligence fees were presented as Acquisition Expenses on our consolidated statements of operations. The majority of these costs are now capitalized and allocated to the related investment in real estate assets on the consolidated balance sheet based on the acquisition-date fair values of the respective assets and liability acquired.

(2)	Asset management fees are presented in General and Administrative on the consolidated statements of operations.

(3)
Represents the distributions paid to PE-NTR II and ARC as holders of Class B units of the Operating Partnership and is presented in General and Administrative on the consolidated statements of operations.

Property Manager—All of our real properties are managed and leased by the Property Manager. The Property Manager is wholly owned by our Phillips Edison sponsor. The Property Manager also manages real properties owned by Phillips Edison affiliates and other third parties.
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
Summarized below are the fees earned by and the expenses reimbursable to the Property Manager for the three and six months ended June 30, 2017 and 2016, and any related amounts unpaid as of June 30, 2017 and December 31, 2016 (in thousands):

	Three Months Ended		Six Months Ended		Unpaid Amount as of
	June 30,		June 30,		June 30,	December 31,
	2017	2016	2017	2016	2017	2016
Property management fees(1)	$1,492	$1,178	$2,892	$2,170	$491	$423
Leasing commissions(2)	985	741	1,621	1,565	240	386
Construction management fees(2)	143	157	221	306	62	185
Other fees and reimbursements(3)	961	837	1,755	1,704	532	367
Total	$3,581	$2,913	$6,489	$5,745	$1,325	$1,361

(1)	The property management fees are included in Property Operating on the consolidated statements of operations.

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
The following table details fees paid to the transfer agent for the three and six months ended June 30, 2017 and 2016, and any related amounts unpaid, which are included as a component of total unpaid organization and offering costs, as of June 30, 2017 and December 31, 2016 (in thousands):

	Three Months Ended		Six Months Ended		Unpaid Amount as of
	June 30,		June 30,		June 30,	December 31,
	2017	2016	2017	2016	2017	2016
Transfer agent fees incurred related to offering costs	$—	$—	$—	$—	$140	$140
Other fees incurred from transfer agent	—	—	—	140	560	560
Unconsolidated Joint Venture—As of June 30, 2017 and December 31, 2016, we owed the Joint Venture $51,065 and $152,104, respectively, for real estate tax, property operating, and other general and administrative expenses paid on our behalf.

12. OPERATING LEASES
The terms and expirations of our operating leases with our tenants vary. The lease agreements frequently contain options to extend the terms of leases and other terms and conditions as negotiated. We retain substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.
Approximate future rental income to be received under non-cancelable operating leases in effect as of June 30, 2017, assuming no new or renegotiated leases or option extensions on lease agreements, was as follows (in thousands):

Year	Amount
Remaining 2017	$57,800
2018	109,404
2019	97,363
2020	84,777
2021	69,979
2022 and thereafter	262,287
Total	$681,610
No single tenant comprised 10% or more of our aggregate annualized base rent (“ABR”) as of June 30, 2017. As of June 30, 2017, our real estate investments in Florida represented 15.0% of our ABR. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse economic developments in the Florida real estate market.

13. SUBSEQUENT EVENTS
Distributions to Stockholders
Distributions equal to a daily amount of $0.00445205 per share of common stock outstanding were paid subsequent to June 30, 2017, to the stockholders of record from June 1, 2017, through July 31, 2017, as follows (in thousands):

Distribution Period	Date Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through the DRIP	Net Cash Distribution
June 1, 2017 through June 30, 2017	7/3/2017	$6,216	$3,002	$3,214
July 1, 2017 through July 31, 2017	8/1/2017	6,431	3,082	3,349
In August 2017, our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing September 1, 2017, through November 30, 2017, equal to a daily amount of $0.00445205 per share of common stock.
Acquisitions
Subsequent to June 30, 2017, we acquired the following property (dollars in thousands):

Property Name	Location	Anchor Tenant	Acquisition Date	Contractual Purchase Price	Square Footage	Leased % of Rentable Square Feet at Acquisition
Ormond Beach Station	Ormond Beach, FL	Publix	7/12/2017	$12,600	94,275	85.2%
Share Repurchase Program
Subsequent to June 30, 2017, we repurchased 273,506 shares of common stock in the amount of $6.2 million.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q of Phillips Edison Grocery Center REIT II, Inc. (“we,” the “Company,” “our,” or “us”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the SEC. We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual conditions, our ability to accurately anticipate results expressed in such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A. Risk Factors, in Part II of this Form 10-Q, and Item 1A. Risk Factors, in Part I of our 2016 Annual Report on Form 10-K, filed with the SEC on March 9, 2017, for a discussion of some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause actual results to differ materially from those presented in our forward-looking statements. Except as required by law, we do not undertake any obligation to update or revise any forward-looking statements contained in this Form 10-Q. Important factors that could cause actual results to differ materially from the forward-looking statements are disclosed in Item 1A. Risk Factors, in Part II, and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-Q.

Overview
Organization
Phillips Edison Grocery Center REIT II, Inc. is a public non-traded real estate investment trust (“REIT”) that invests in retail real estate properties. Our primary focus is on grocery-anchored neighborhood and community shopping centers that meet the day-to-day needs of residents in the surrounding trade areas.
As of June 30, 2017, we wholly-owned 80 real estate properties acquired from third parties unaffiliated with us or Phillips Edison NTR II LLC (“PE-NTR II”). In addition, we own a 20% equity interest in a joint venture (the “Joint Venture”) that owned 13 real estate properties as of June 30, 2017.
Portfolio
Below are statistical highlights of our wholly-owned portfolio:

		Property Acquisitions
		During the
	Total Portfolio as of	Six Months Ended
	June 30, 2017	June 30, 2017
Number of properties	80	6
Number of states	24	4
Total square feet (in thousands)	9,775	523
Leased % of rentable square feet	94.8%	94.6%
Average remaining lease term (in years)(1)	5.8	5.9

(1)	As of June 30, 2017. The average remaining lease term in years excludes future options to extend the term of the lease.

Lease Expirations
The following table lists, on an aggregate basis, all of the scheduled lease expirations after June 30, 2017, for each of the next ten years and thereafter for our 80 wholly-owned shopping centers. The table shows the leased square feet and annualized base rent (“ABR”) represented by the applicable lease expirations (dollars and square feet in thousands):

Year	Number of Leases Expiring	ABR(1)	% of Total Portfolio ABR	Leased Square Feet Expiring	% of Leased Square Feet Expiring
Remaining 2017(2)	92	$3,532	3.1%	206	2.2%
2018	215	11,206	9.7%	802	8.7%
2019	222	13,081	11.3%	1,005	10.8%
2020	229	14,788	12.8%	1,287	13.9%
2021	190	15,283	13.2%	1,196	12.9%
2022	146	9,309	8.0%	708	7.6%
2023	55	7,469	6.5%	733	7.9%
2024	48	4,896	4.2%	361	3.9%
2025	64	10,160	8.8%	733	7.9%
2026	63	7,518	6.5%	575	6.2%
Thereafter	96	18,467	15.9%	1,657	18.0%
	1,420	$115,709	100.0%	9,263	100.0%

(1)	We calculate ABR as monthly contractual rent as of June 30, 2017, multiplied by 12 months.

(2)	Subsequent to June 30, 2017, we renewed 14 leases, which accounts for 30,185 total square feet and total ABR of $0.6 million.
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
The following table presents the composition of our portfolio by tenant type as of June 30, 2017 (dollars and square feet in thousands):

Tenant Type	ABR	% of ABR	Leased Square Feet	% of Leased Square Feet
National and regional(1)	$45,740	39.6%	3,028	32.7%
Grocery anchor	44,479	38.4%	4,883	52.7%
Local	25,490	22.0%	1,352	14.6%
	$115,709	100.0%	9,263	100.0%

(1)	We define national tenants as those that operate in at least three states. Regional tenants are defined as those that have at least three locations.
The following table presents the composition of our portfolio by tenant industry as of June 30, 2017 (dollars and square feet in thousands):

Tenant Industry	ABR	% of ABR	Leased Square Feet	% of Leased Square Feet
Grocery	$44,479	38.4%	4,883	52.7%
Retail	27,348	23.7%	2,220	24.0%
Service	26,610	23.0%	1,371	14.8%
Restaurant	17,272	14.9%	789	8.5%
	$115,709	100.0%	9,263	100.0%

The following table presents our grocery anchor tenants, grouped according to parent company, by leased square feet as of June 30, 2017 (dollars and square feet in thousands):

Tenant	ABR	% of ABR	Leased Square Feet	% of Leased Square Feet	Number of Locations(1)
Publix Super Markets	$6,955	6.0%	742	8.0%	16
Albertsons Companies	6,574	5.7%	651	7.0%	11
Ahold Delhaize	6,374	5.5%	389	4.2%	6
Walmart	5,410	4.8%	845	9.1%	6
Kroger	4,843	4.2%	729	7.9%	11
Giant Eagle	2,776	2.4%	273	3.0%	4
Save Mart Supermarkets	1,750	1.5%	208	2.2%	4
Sprouts Farmers Market	1,347	1.2%	82	0.9%	3
SuperValu	1,089	0.9%	136	1.5%	2
Schnuck Markets	1,054	0.9%	127	1.4%	2
PAQ	995	0.9%	60	0.6%	1
Marc's	788	0.7%	84	0.9%	2
Big Y Foods	621	0.5%	39	0.4%	1
Balls Food Stores	595	0.5%	66	0.7%	1
Skogens Foodliners	566	0.5%	71	0.8%	1
Trader Joe's	512	0.4%	25	0.3%	2
McKeever Enterprises	500	0.4%	70	0.8%	1
BJ's Wholesale Club	494	0.4%	68	0.7%	1
Southeastern Grocers	305	0.3%	47	0.5%	1
Tops Markets	280	0.2%	55	0.6%	1
The Fresh Market	259	0.2%	18	0.2%	1
Raley's Supermarkets	240	0.2%	60	0.6%	1
Lund Food Holdings	153	0.1%	38	0.4%	1
	$44,480	38.4%	4,883	52.7%	80

(1)
Number of locations (a) excludes auxiliary leases with grocery anchors such as fuel stations, pharmacies, and liquor stores, (b) excludes one location where we do not own the portion of the shopping center that contains the grocery anchor, and (c) includes one location where two grocers operate.

Results of Operations
Summary of Operating Activities for the Three Months Ended June 30, 2017 and 2016

			Favorable (Unfavorable) Change
(In thousands, except per share amounts)	2017	2016	Change	Non-Same-Center	Same-Center
Operating Data:
Total revenues	$39,958	$31,378	$8,580	$8,091	$489
Property operating expenses	(6,192)	(4,793)	(1,399)	(1,363)	(36)
Real estate tax expenses	(6,489)	(4,911)	(1,578)	(1,250)	(328)
General and administrative expenses	(5,167)	(4,812)	(355)	(502)	147
Acquisition expenses	(300)	(5,219)	4,919	4,917	2
Depreciation and amortization	(17,514)	(13,823)	(3,691)	(3,286)	(405)
Interest expense, net	(5,452)	(2,250)	(3,202)	(3,528)	326
Other expense, net	(96)	(122)	26	9	17
Net loss	$(1,252)	$(4,552)	$3,300	$3,088	$212

Net loss per share - basic and diluted	$(0.03)	$(0.10)	$0.07
We wholly-owned 80 properties as of June 30, 2017, and 69 properties as of June 30, 2016. The Same-Center column in the table above includes the 51 properties that were owned and operational prior to January 1, 2016. The Non-Same-Center column includes properties that were acquired after December 31, 2015, in addition to corporate-level income and expenses. In this section, we primarily explain fluctuations in activity shown in the Same-Center column as well as any notable fluctuations in the Non-Same-Center column related to corporate-level activity. Unless otherwise discussed below, year-over-year comparative differences for the three and six months ended June 30, 2017 and 2016, are almost entirely attributable to the number of properties owned and the length of ownership of these properties.
Total revenues— Of the $8.6 million increase in total revenues, $8.1 million was related to the acquisition of 29 properties in 2016 and 2017. The remaining variance was the result of an increase in revenue among same-center properties, primarily due to a $0.4 million increase in tenant recovery income as a result of higher recoverable expenses and an increase in our recovery rate. The increase in same-center revenue was also attributed to a $0.1 million increase in rental income, which was driven by a $0.26 increase in same-center minimum rent per leased square foot, partially offset by a 0.1% decrease in same-center occupancy since June 30, 2016.
General and administrative expenses—The $0.4 million increase in general and administrative expenses was primarily attributed to a $0.7 million increase in asset management fees as a result of portfolio growth, partially offset by a decrease of $0.2 million in third party professional costs.
Acquisition expenses—Acquisition expenses decreased $4.9 million as a result of adopting Accounting Standards Update (“ASU”) 2017-01, which now requires the majority of our acquisition-related expenses incurred in 2017 to be capitalized and amortized over the life of the related assets. For a more detailed discussion of this adoption, see Note 5 to our consolidated financial statements.
Interest expense, net— Of the $3.2 million increase in interest expense, $3.0 million is related to higher borrowings in 2017 on the revolving credit facility and the term loans, as well as the amortization of deferred financing costs related to new debt instruments. The remaining $0.2 million increase is related to new mortgage loans assumed in connection with certain acquisitions throughout 2016 and 2017, partially offset by mortgages that have matured.

Summary of Operating Activities for the Six Months Ended June 30, 2017 and 2016

			Favorable (Unfavorable) Change
(In thousands, except per share amounts)	2017	2016	Change	Non-Same-Center	Same-Center
Operating Data:
Total revenues	$78,759	$59,679	$19,080	$18,010	$1,070
Property operating expenses	(12,795)	(9,893)	(2,902)	(2,845)	(57)
Real estate tax expenses	(12,610)	(9,428)	(3,182)	(2,907)	(275)
General and administrative expenses	(9,821)	(8,852)	(969)	(1,121)	152
Acquisition expenses	(259)	(7,991)	7,732	7,773	(41)
Depreciation and amortization	(34,536)	(26,112)	(8,424)	(7,625)	(799)
Interest expense, net	(9,926)	(3,703)	(6,223)	(6,916)	693
Gain on contribution of properties to unconsolidated joint venture	—	3,341	(3,341)	(3,341)	—
Other expense, net	(151)	(242)	91	(57)	148
Net loss	$(1,339)	$(3,201)	$1,862	$971	$891

Net loss per share—basic and diluted	$(0.03)	$(0.07)	$0.04
Total revenues—Of the $19.1 million increase in total revenues, $18.0 million was related to the acquisition of 29 properties in 2016 and 2017. The remaining variance was the result of an increase in revenue among same-center properties, primarily due to a $0.7 million increase in tenant recovery income as a result of higher recoverable expenses and a 1.1% increase in our recovery rate. The increase in same-center revenue was also attributed to a $0.4 million increase in rental income, which was driven by a $0.26 increase in same-center minimum rent per square foot, partially offset by a 0.1% decrease in same-center occupancy since June 30, 2016.
General and administrative expenses—The $1.0 million increase in general and administrative expenses was primarily attributed to $1.5 million increase in asset management fees as a result of portfolio growth, partially offset by a decrease of $0.5 million in third party professional costs.
Acquisition expenses—Acquisition expenses decreased $7.7 million, as a result of adopting ASU 2017-01, which now requires the majority of our acquisition-related expenses incurred in 2017 to be capitalized and amortized over the life of the related assets. For a more detailed discussion of this adoption, see Note 5 to our consolidated financial statements.
Interest expense, net— Of the $6.2 million increase in interest expense, $5.6 million is related to higher borrowings in 2017 on the revolving credit facility and the term loans, including $0.7 million of amortization of deferred financing costs related to new debt instruments. The remaining $0.6 million increase is related to new mortgage loans assumed in connection with certain acquisitions throughout 2016 and 2017, partially offset by mortgages that have matured.
Gain on contribution of properties to unconsolidated joint venture—The $3.3 million decrease is a result of a gain on the contribution of six properties to the Joint Venture in March 2016.

Leasing Activity
The average rent per square foot and cost of executing leases fluctuate based on the tenant mix, size of the space, and lease term. Leases with national and regional tenants generally require a higher cost per square foot than those with local tenants.
However, such tenants will also execute leases for a longer term. As we continue to attract more of these national and regional tenants, our costs to lease may increase.

Below is a summary of leasing activity for the three months ended June 30, 2017 and 2016:

	Total Deals		Inline Deals(1)
	2017	2016	2017	2016
New leases:
Number of leases	11	12	10	11
Square footage (in thousands)	38	50	23	35
First-year base rental revenue (in thousands)	$571	$651	$422	$531
Average rent per square foot (“PSF”)	$14.95	$12.92	$18.11	$15.01
Average cost PSF of executing new leases(2)(3)	$38.75	$27.03	$31.62	$35.08
Weighted-average lease term (in years)	9.2	7.4	8.7	7.5
Renewals and options:
Number of leases	51	55	50	53
Square footage (in thousands)	127	161	101	107
First-year base rental revenue (in thousands)	$2,554	$2,536	$2,309	$2,153
Average rent PSF	$20.10	$15.74	$22.79	$20.13
Average rent PSF prior to renewals	$17.77	$14.47	$20.10	$18.34
Percentage increase in average rent PSF	13.1%	8.8%	13.4%	9.7%
Average cost PSF of executing renewals and options(2)(3)	$4.02	$3.23	$4.68	$3.95
Weighted-average lease term (in years)	4.8	5.2	4.7	4.8
Portfolio retention rate(4)	94.7%	80.8%	87.8%	80.8%

(1)	We consider an inline deal to be a lease for less than 10,000 square feet of gross leasable area (“GLA”).

(2)	The cost of executing new leases, renewals, and options includes leasing commissions, tenant improvement costs, and tenant concessions.

(3)	The costs associated with landlord improvements are excluded for repositioning and redevelopment projects.

(4)	The portfolio retention rate is calculated by dividing (a) total square feet of retained tenants with current period lease expirations by (b) the square feet of leases expiring during the period.
Below is a summary of leasing activity for the six months ended June 30, 2017 and 2016:

	Total Deals		Inline Deals
	2017	2016	2017	2016
New leases:
Number of leases	26	35	25	34
Square footage (in thousands)	68	96	53	81
First-year base rental revenue (in thousands)	$1,148	$1,511	$1,000	$1,391
Average rent PSF	$16.85	$15.81	$18.76	$17.26
Average cost PSF of executing new leases	$34.39	$31.17	$30.06	$35.47
Weighted-average lease term (in years)	8.0	8.1	7.4	8.3
Renewals and options:
Number of leases	88	82	86	79
Square footage (in thousands)	256	239	181	151
First-year base rental revenue (in thousands)	$4,611	$3,659	$3,842	$3,138
Average rent PSF	$18.00	$15.31	$21.29	$20.83
Average rent PSF prior to renewals	$16.03	$13.96	$18.78	$18.86
Percentage increase in average rent PSF	11.9%	9.7%	13.0%	10.4%
Average cost PSF of executing renewals and options	$3.59	$4.25	$4.45	$4.50
Weighted-average lease term (in years)	4.8	5.6	4.7	5.2
Portfolio retention rate	88.6%	82.5%	86.8%	82.5%

Non-GAAP Measures
Same-Center Net Operating Income
We present Same-Center Net Operating Income (“Same-Center NOI”) as a supplemental measure of our performance. We define Net Operating Income (“NOI”) as total operating revenues, adjusted to exclude lease buy-out income and non-cash revenue items, less property operating expenses and real estate taxes. Same-Center NOI represents the NOI for the 51 properties that were wholly-owned and operational for the entire portion of both comparable reporting periods.
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
Same-Center NOI should not be viewed as an alternative measure of our financial performance since it does not reflect the operations of our entire portfolio, nor does it reflect the impact of general and administrative expenses, acquisition expenses, depreciation and amortization, interest expense, other income, or the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties that could materially impact our results from operations.
The table below is a comparison of the Same-Center NOI for the three and six months ended June 30, 2017, to the three and six months ended June 30, 2016 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Revenues:
Rental income(1)	$17,764	$17,223	$541		$35,344	$34,411	$933
Tenant recovery income	6,805	6,408	397		13,684	13,005	679
Other property income	143	142	1		218	228	(10)
Total revenues	24,712	23,773	939	3.9%	49,246	47,644	1,602	3.4%
Operating expenses:
Property operating expenses	4,028	3,930	98		8,458	8,294	164
Real estate taxes	4,370	4,041	329		8,327	8,052	275
Total operating expenses	8,398	7,971	427	5.4%	16,785	16,346	439	2.7%
Total Same-Center NOI	$16,314	$15,802	$512	3.2%	$32,461	$31,298	$1,163	3.7%

(1)	Excludes straight-line rental income, net amortization of above- and below-market leases, and lease buyout income.
Below is a reconciliation of net loss to NOI and Same-Center NOI for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016(1)	2017	2016(1)
Net loss	$(1,252)	$(4,552)	$(1,339)	$(3,201)
Adjusted to exclude:
Straight-line rental income	(656)	(938)	(1,492)	(1,747)
Net amortization of above- and below-market leases	(606)	(546)	(1,213)	(958)
Lease buyout income	—	(149)	(125)	(149)
General and administrative expenses	5,167	4,812	9,821	8,852
Acquisition expenses	300	5,219	259	7,991
Depreciation and amortization	17,514	13,823	34,536	26,112
Interest expense, net	5,452	2,250	9,926	3,703
Other	96	122	151	242
Gain on contribution of properties to unconsolidated joint venture	—	—	—	(3,341)
NOI	26,015	20,041	50,524	37,504
Less: NOI from centers excluded from Same-Center	(9,701)	(4,239)	(18,063)	(6,206)
Total Same-Center NOI	$16,314	$15,802	$32,461	$31,298

(1)	Certain prior period amounts have been restated to conform with current year presentation.

Funds from Operations and Modified Funds from Operations
Funds from operations (“FFO”) is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. We use FFO as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) to be net income (loss), computed in accordance with GAAP, adjusted for gains (or losses) from sales of depreciable real estate property (including deemed sales and settlements of pre-existing relationships), plus depreciation and amortization on real estate assets and impairment charges, and after related adjustments for unconsolidated partnerships, joint ventures, and noncontrolling interests. We believe that FFO is helpful to our investors and our management as a measure of operating performance because, when compared year over year, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which are not immediately apparent from net income.
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
We believe that MFFO is helpful in assisting management and investors with the assessment of the sustainability of operating performance in future periods because MFFO excludes acquisition expenses that affect operations only in the period in which the property is acquired. Thus, MFFO provides helpful information relevant to evaluating our operating performance in periods in which there is no acquisition activity.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Calculation of FFO
Net loss	$(1,252)	$(4,552)	$(1,339)	$(3,201)
Adjustments:
Depreciation and amortization of real estate assets	17,514	13,823	34,536	26,112
Gain on contribution of properties to unconsolidated joint venture	—	—	—	(3,341)
Depreciation and amortization related to unconsolidated joint venture	446	233	872	233
FFO	$16,708	$9,504	$34,069	$19,803
Calculation of MFFO
FFO	$16,708	$9,504	$34,069	$19,803
Adjustments:
Acquisition expenses	300	5,219	259	7,991
Net amortization of above- and below-market leases	(606)	(546)	(1,213)	(958)
Straight-line rental income	(656)	(938)	(1,492)	(1,747)
Amortization of market debt adjustment	(252)	(230)	(534)	(340)
Change in fair value of derivatives	(119)	(106)	(235)	(100)
Gain on extinguishment of debt	—	—	(11)	—
Adjustments related to unconsolidated joint venture	25	19	23	19
MFFO	$15,400	$12,922	$30,866	$24,668

Earnings per common share:
Weighted-average common shares outstanding - basic	46,529	46,261	46,520	46,143
Weighted-average common shares outstanding - diluted(1)	46,531	46,261	46,523	46,143
FFO per share - basic and diluted	$0.36	$0.21	$0.73	$0.43
MFFO per share - basic and diluted	$0.33	$0.28	$0.66	$0.53

(1)
Restricted stock awards were dilutive to FFO/MFFO for the three and six months ended June 30, 2017, and, accordingly, were included in the weighted-average common shares used to calculate diluted FFO/MFFO per share.

Liquidity and Capital Resources
General
Our principal cash demands, aside from standard operating expenses, are for investments in real estate, capital expenditures, repurchases of common stock, distributions to stockholders, and principal and interest on our outstanding indebtedness. We intend to use our cash on hand, operating cash flows, proceeds from our DRIP, and proceeds from debt financings, including borrowings under our unsecured credit facility, as our primary sources of immediate and long-term liquidity.

As of June 30, 2017, we had cash and cash equivalents of $3.7 million, a net cash decrease of $4.5 million during the six months ended June 30, 2017.
Operating Activities
Our net cash provided by operating activities consists primarily of cash inflows from tenant rental and recovery payments and cash outflows for property operating expenses, real estate taxes, general and administrative expenses, and interest payments.
Our cash flows from operating activities were $24.6 million as of June 30, 2017, compared to $20.1 million from the same period in 2016, primarily due to additional properties owned and the length of ownership of those properties. The increase was also attributed to a 3.7% increase in the Same-Center NOI. Operating cash flows are expected to continue to increase as additional properties are added to our portfolio.
Investing Activities
Net cash flows from investing activities are affected by the nature, timing, and extent of improvements to, as well as acquisitions and dispositions of, real estate and real estate-related assets as we continue to acquire additional investments to grow our portfolio.
During the six months ended June 30, 2017, we had a total cash outlay of $110.9 million related to the acquisition of six grocery-anchored shopping centers. During the same period in 2016, we acquired 18 grocery-anchored shopping centers and additional real estate adjacent to a previously acquired grocery-anchored shopping center for a total cash investment of $326.3 million.
In March 2016, we entered into the Joint Venture agreement under which we may contribute up to $50 million of equity. In the six months ended June 30, 2017, we contributed an additional $1.3 million in cash to the Joint Venture to acquire additional assets, bringing our total contributions to $15.9 million. In June 2017, we received a $0.4 million distribution from the Joint Venture. Subsequent to June 30, 2017, we contributed an additional $1.6 million to the Joint Venture, which was held in escrow and recorded in Restricted Cash as of June 30, 2017. During the six months ended June 30, 2016, we received a cash distribution of $87.4 million from the initial contribution of properties to the Joint Venture.
On March 7, 2017, our board of directors approved the issuance of certain short-term loans to the Joint Venture for its acquisitions, as needed. The loans have a term of up to 60 days, and the total outstanding principal balance funded by us should not exceed $15 million at any given time. The interest rate on such loans shall be the greater of a) LIBOR plus 1.70% or b) the borrowing rate on our revolving credit facility. As of June 30, 2017, there was $1.3 million in outstanding loans between the Joint Venture and us.
Financing Activities
Net cash flows from financing activities are affected by payments of distributions, principal and other payments associated with our outstanding debt, and borrowings during the period. As our debt obligations mature, we intend to refinance the remaining balance, if possible, or pay off the balances at maturity using proceeds from operations and/or corporate-level debt. During the six months ended June 30, 2017, we had an increase of $138 million in net borrowings from our credit facility compared to $8.5 million from the same period in 2016.
As of June 30, 2017, our debt to total enterprise value was 38.7%. Debt to total enterprise value is calculated as net debt (total debt, excluding below-market debt adjustments and deferred financing costs, less cash and cash equivalents) as a percentage of enterprise value (equity value, calculated as diluted shares outstanding multiplied by the estimated value per share of $22.75, plus net debt).
Our debt is subject to certain covenants, as disclosed in our 2016 Annual Report on Form 10-K filed with the SEC on March 9, 2017. As of June 30, 2017, we were in compliance with the restrictive covenants of our outstanding debt obligations. We expect to continue to meet the requirements of our debt covenants over the short- and long-term. Our debt to total enterprise value and debt covenant compliance as of June 30, 2017, allow us access to future borrowings as needed.
We have access to a revolving credit facility with a capacity of $350 million, and an interest rate of LIBOR plus 1.30%. As of June 30, 2017, $184 million was available for borrowing. The revolving credit facility matures in June 2018, with additional options to extend to June 2019. Our credit facility may be expanded up to $700 million, from which we may draw funds to pay certain long-term debt obligations as they mature, increase our investment in real estate, or pay operating costs and expenses.
We offer an SRP that provides a limited opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations. For a more detailed discussion of our SRP, see Note 9 to the consolidated financial statements. During the six months ended June 30, 2017, we paid cash for repurchases of common stock in the amount of $16.0 million.

Activity related to distributions to our common stockholders for the six months ended June 30, 2017 and 2016 is as follows (in thousands):

	2017	2016
Gross distributions paid	$37,758	$37,469
Distributions reinvested through DRIP	18,482	19,338
Net cash distributions	19,276	18,131
Net loss	(1,339)	(3,201)
Net cash provided by operating activities	24,564	20,097
FFO(1)	34,069	19,803
(1) See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures - Funds from Operations and Modified Funds from Operations” for the definition of FFO, information regarding why we present FFO, as well as for a reconciliation of this non-GAAP financial measure to net loss.
We paid distributions monthly and expect to continue paying distributions monthly unless our results of operations, our general financial condition, general economic conditions or other factors, as determined by our board of directors, make it imprudent to do so. The timing and amount of distributions is determined by our board of directors and is influenced in part by our intention to comply with REIT requirements of the Internal Revenue Code.
To maintain our qualification as a REIT, we must make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). We generally will not be subject to U.S. federal income tax on the income that we distribute to our stockholders each year due to meeting the REIT qualification requirements. However, we may be subject to certain state and local taxes on our income, property, or net worth and to federal income and excise taxes on our undistributed income.
We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders.

Critical Accounting Policies
Real Estate Acquisition Accounting—In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This update amends existing guidance in order to clarify when an integrated set of assets and activities is considered a business. We adopted ASU 2017-01 on January 1, 2017, and applied it prospectively. Under this new guidance, most of our real estate acquisition activity will no longer be considered a business combination and will instead be classified as an asset acquisition. As a result, most acquisition-related costs that would have been recorded on our consolidated statements of operations have been capitalized and will be amortized over the life of the related assets.
For a summary of all of our critical accounting policies, refer to our 2016 Annual Report on Form 10-K filed with the SEC on March 9, 2017.
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
As of June 30, 2017, we had four interest rate swaps that fixed LIBOR on $370 million of our unsecured term loan facility, and we were party to two interest rate swaps that fixed the variable interest rate on $15.6 million of two of our mortgage notes.

As of June 30, 2017, we had not fixed the variable interest rate on $166.0 million of our unsecured debt through derivative financial instruments, and as a result, we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows. The impact on our results of operations of a one-percentage point increase in interest rates on the outstanding balance of our variable-rate debt at June 30, 2017, would result in approximately $1.7 million of additional interest expense annually.
The additional interest expense was determined based on the impact of hypothetical interest rates on our borrowing cost and assumes no changes in our capital structure. As the information presented above includes only those exposures that exist as of June 30, 2017, it does not consider those exposures or positions that could arise after that date. Hence, the information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
We do not have any foreign operations, and thus we are not exposed to foreign currency fluctuations.

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2017. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2017.
Internal Control Changes
During the quarter ended June 30, 2017, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II.     OTHER INFORMATION

Item 1.        Legal Proceedings
We are involved in various claims and litigation matters arising in the ordinary course of business, some of which involve claims for damages. Many of these matters are covered by insurance, although they may nevertheless be subject to deductibles or retentions. Although the ultimate liability for these matters cannot be determined, based upon information currently available, we believe the ultimate resolution of such claims and litigation will not have a material adverse effect on our consolidated financial statements, nor are we aware of any such legal proceedings contemplated by governmental authorities.

Item 1A. Risk Factors
For a listing of risk factors associated with investing in us, please see Item 1A. Risk Factors in Part I of our 2016 Annual Report on Form 10-K filed with the SEC on March 9, 2017.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.
c)During the quarter ended June 30, 2017, we repurchased shares as follows (shares in thousands):

Period	Total Number of Shares Repurchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(2)	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
April 2017	169	$22.50	169	(3)
May 2017	117	22.75	117	(3)
June 2017	58	22.75	58	(3)

(1)
On April 14, 2016, our board of directors established an estimated value per share of our common stock of $22.50. On May 9, 2017, our board of directors established an estimated value per share of our common stock of $22.75. The repurchase price per share for all stockholders is equal to the estimated value per share.

(2)
All purchases of our equity securities by us in the three months ended June 30, 2017, were made pursuant to the share repurchase program (“SRP”). We announced the commencement of the SRP on November 25, 2013, and it was subsequently amended effective May 15, 2016.

(3)	We currently limit the dollar value and number of shares that may yet be repurchased under the SRP, as described below.
Our SRP may provide a limited opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations that are discussed below:

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
During the six months ended June 30, 2017, repurchase requests surpassed the funding limits under the SRP. Approximately $16.0 million of shares of common stock were repurchased under our SRP during the six months ended June 30, 2017. Repurchase requests in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” were satisfied in full. The remaining repurchase requests that were in good order were satisfied on a pro rata basis. As of June 30, 2017, we had approximately 81,000 shares of unfulfilled repurchase requests, which were fully redeemed as of July 31, 2017.
Due to the program’s funding limits, the funds available for repurchases during the third quarter of 2017 are expected to be insufficient to meet all requests. When we are unable to fulfill all repurchase requests in a given month, we will honor requests on a pro rata basis to the extent funds are available. We will continue to fulfill repurchases sought upon a stockholder’s death, “qualifying disability,” or “determination of incompetence” in accordance with the terms of the SRP.

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
101.1
The following information from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Equity; and (iv) Consolidated Statements of Cash Flows*

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS EDISON GROCERY CENTER REIT II, INC.

Date: August 9, 2017	By:	/s/ Jeffrey S. Edison
Jeffrey S. Edison
Chair of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2017	By:	/s/ Devin I. Murphy
Devin I. Murphy
Chief Financial Officer
(Principal Financial Officer)