Form 10-Q
period 2017-09-30
PHILLIPS EDISON GROCERY CENTER REIT II, INC.
filed 2017-11-09
CIK 1581405

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of October 31, 2017, there were 46.4 million outstanding shares of common stock of Phillips Edison Grocery Center REIT II, Inc.

PART I.     FINANCIAL INFORMATION

Item 1.        Financial Statements

PHILLIPS EDISON GROCERY CENTER REIT II, INC.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2017 AND DECEMBER 31, 2016
(Unaudited)
(In thousands, except per share amounts)

	September 30, 2017	December 31, 2016
ASSETS
Investment in real estate:
Land and improvements	$506,574	$452,515
Building and improvements	1,028,050	905,705
Acquired in-place lease assets	156,261	138,916
Acquired above-market lease assets	14,663	13,024
Total investment in property	1,705,548	1,510,160
Accumulated depreciation and amortization	(138,529)	(85,255)
Net investment in property	1,567,019	1,424,905
Investment in unconsolidated joint venture	16,597	14,287
Total investment in real estate assets, net	1,583,616	1,439,192
Cash and cash equivalents	4,509	8,259
Restricted cash	3,857	2,829
Other assets, net	46,662	36,247
Total assets	$1,638,644	$1,486,527
LIABILITIES AND EQUITY
Liabilities:
Mortgages and loans payable, net	$736,561	$533,215
Acquired below-market lease liabilities, net of accumulated amortization of $9,818 and $6,362, respectively	55,282	53,196
Accounts payable – affiliates	3,351	3,499
Accounts payable and other liabilities	40,878	34,383
Total liabilities	836,072	624,293
Commitments and contingencies (Note 7)	—	—
Equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized, zero shares issued and outstanding
at September 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.01 par value per share, 1,000,000 shares authorized, 46,555 and 46,372 shares
issued and outstanding at September 30, 2017 and December 31, 2016, respectively	468	463
Additional paid-in capital	1,031,026	1,026,887
Accumulated other comprehensive income	4,965	4,390
Accumulated deficit	(233,887)	(169,506)
Total equity	802,572	862,234
Total liabilities and equity	$1,638,644	$1,486,527

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Rental income	$30,483	$25,241	$88,512	$69,415
Tenant recovery income	10,227	8,609	30,566	23,796
Other property income	261	152	652	470
Total revenues	40,971	34,002	119,730	93,681
Expenses:
Property operating	6,264	5,498	19,059	15,391
Real estate taxes	5,783	5,129	18,393	14,557
General and administrative	4,870	4,437	14,691	13,289
Acquisition expenses	240	579	499	8,570
Termination of affiliate arrangements	5,962	—	5,962	—
Depreciation and amortization	18,037	14,933	52,573	41,045
Total expenses	41,156	30,576	111,177	92,852
Other:
Interest expense, net	(5,691)	(3,371)	(15,617)	(7,074)
Gain on contribution of properties to unconsolidated joint venture	—	—	—	3,341
Other income (expense), net	19	(7)	(132)	(249)
Net (loss) income	$(5,857)	$48	$(7,196)	$(3,153)
Earnings per common share:
Net (loss) income per share - basic and diluted	$(0.13)	$0.00	$(0.15)	$(0.07)
Weighted-average common shares outstanding:
Basic	46,545	46,219	46,529	46,168
Diluted	46,545	46,221	46,529	46,168

Comprehensive (loss) income:
Net (loss) income	$(5,857)	$48	$(7,196)	$(3,153)
Other comprehensive (loss) income:
Change in unrealized (loss) gain on interest rate swaps	(43)	1,101	59	1,101
Comprehensive (loss) income	$(5,900)	$1,149	$(7,137)	$(2,052)

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(Unaudited)
(In thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at January 1, 2016	45,723	$458	$1,011,635	$—	$(88,808)	$923,285
Share repurchases	(770)	(8)	(16,893)	—	—	(16,901)
Distribution reinvestment plan (“DRIP”)	1,253	13	28,848	—	—	28,861
Change in unrealized gain on interest rate swaps	—	—	—	1,101	—	1,101
Common distributions declared, $1.22 per share	—	—	—	—	(56,208)	(56,208)
Share-based compensation	—	—	10	—	—	10
Net loss	—	—	—	—	(3,153)	(3,153)
Balance at September 30, 2016	46,206	$463	$1,023,600	$1,101	$(148,169)	$876,995

Balance at December 31, 2016, as reported	46,372	$463	$1,026,887	$4,390	$(169,506)	$862,234
Adoption of new accounting pronouncement (see Note 8)	—	—	—	516	(516)	—
Balance at January 1, 2017, as adjusted	46,372	463	1,026,887	4,906	(170,022)	862,234
Share repurchases	(1,040)	(9)	(23,501)	—	—	(23,510)
DRIP	1,222	14	27,616	—	—	27,630
Change in unrealized gain on interest rate swaps	—	—	—	59	—	59
Common distributions declared, $1.22 per share	—	—	—	—	(56,669)	(56,669)
Share-based compensation	1	—	24	—	—	24
Net loss	—	—	—	—	(7,196)	(7,196)
Balance at September 30, 2017	46,555	$468	$1,031,026	$4,965	$(233,887)	$802,572

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(Unaudited)
(In thousands)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,196)	$(3,153)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	51,595	40,281
Net amortization of above- and below-market leases	(1,782)	(1,547)
Amortization of deferred financing expense	2,060	1,377
Gain on contribution of properties	—	(3,341)
Change in fair value of derivatives	(448)	(317)
Straight-line rental income	(2,261)	(2,199)
Equity in net loss of unconsolidated joint venture	144	126
Other	81	125
Changes in operating assets and liabilities:
Accounts receivable and accounts payable – affiliates	(162)	2,022
Other assets	(10,583)	(8,693)
Accounts payable and other liabilities	5,700	10,065
Net cash provided by operating activities	37,148	34,746
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(153,091)	(348,611)
Capital expenditures	(9,934)	(11,275)
Change in restricted cash	(1,028)	(822)
Investment in unconsolidated joint venture	(2,854)	(2,580)
Return of investment in unconsolidated joint venture	400	—
Proceeds after contribution to unconsolidated joint venture	—	87,386
Principal disbursement on notes receivable - affiliate	(1,272)	—
Principal proceeds on notes receivable - affiliate	1,272	—
Net cash used in investing activities	(166,507)	(275,902)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in credit facility	(5,644)	56,000
Proceeds from mortgages and loans payable	200,000	243,000
Payments on mortgages and loans payable	(13,726)	(13,364)
Payments of deferred financing expenses	(2,353)	(5,517)
Distributions paid, net of DRIP	(29,217)	(27,519)
Repurchases of common stock	(23,451)	(18,782)
Net cash provided by financing activities	125,609	233,818
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,750)	(7,338)
CASH AND CASH EQUIVALENTS:
Beginning of period	8,259	17,359
End of period	$4,509	$10,021

SUPPLEMENTAL CASH FLOW DISCLOSURE, INCLUDING NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$14,297	$6,148
Fair value of debt assumed	24,697	58,047
Initial investment in unconsolidated joint venture	—	6,888
Accrued capital expenditures	4,314	954
Change in distributions payable	(178)	(172)
Change in accrued share repurchase obligation	59	(1,881)
Distributions reinvested	27,630	28,861

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
Our advisor is Phillips Edison NTR II LLC (“PE-NTR II”), which was directly or indirectly owned by Phillips Edison Limited Partnership (“Phillips Edison sponsor”). On October 4, 2017, our Phillips Edison sponsor was acquired by Phillips Edison Grocery Center REIT I, Inc. (“PECO I”). Under the terms of the advisory agreement between PE-NTR II and us, PE-NTR II is responsible for the management of our day-to-day activities and the implementation of our investment strategy.
As of September 30, 2017, we wholly-owned fee simple interests in 83 real estate properties acquired from third parties unaffiliated with us or PE-NTR II. In addition, we own a 20% equity interest in a joint venture that owned 14 real estate properties as of September 30, 2017 (see Note 4).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and require the application of significant judgment by management. For example, significant estimates and assumptions have been made with respect to the useful lives of assets; recoverable amounts of receivables; and other fair value measurement assessments required for the preparation of the consolidated financial statements. As a result, these estimates are subject to a degree of uncertainty.
Other than those noted below, there have been no changes to our significant accounting policies during the nine months ended September 30, 2017. For a full summary of our accounting policies, refer to our 2016 Annual Report on Form 10-K filed with the SEC on March 9, 2017.
Basis of Presentation and Principles of Consolidation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report on Form 10-Q should refer to the audited consolidated financial statements of Phillips Edison Grocery Center REIT II, Inc. for the year ended December 31, 2016, which are included in our 2016 Annual Report on Form 10-K. In the opinion of management, all normal and recurring adjustments necessary for the fair presentation of the unaudited consolidated financial statements for the periods presented have been included in this Quarterly Report. Our results of operations for the three and nine months ended September 30, 2017, are not necessarily indicative of the operating results expected for the full year.
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

Newly Adopted and Recently Issued Accounting Pronouncements
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
January 1, 2018
We will adopt this standard concurrently with ASU 2014-09, listed below. We expect the adoption will impact our transactions that are subject to the amendments, which, although expected to be infrequent, would include a partial sale of real estate or contribution of a nonfinancial asset to form a joint venture.

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

The following table provides a brief description of newly adopted accounting pronouncements and their effect on our financial statements:

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU 2017-12, Derivatives and Hedging (Topic 815)	This update amended existing guidance in order to better align a company’s financial reporting for hedging activities with the economic objectives of those activities.	September 2017
Upon adoption, we included a disclosure related to the effect of our hedging activities on our consolidated statements of operations. This disclosure also eliminated the periodic measurement and recognition of hedging ineffectiveness. We adopted this guidance on a modified retrospective basis and applied an adjustment to Accumulated Other Comprehensive Income with a corresponding adjustment to the opening balance of Accumulated Deficit as of the beginning of 2017. For a more detailed discussion, see Note 8.

ASU 2017-01, Business Combinations (Topic 805)	This update amended existing guidance in order to clarify when an integrated set of assets and activities is considered a business.	January 1, 2017	For a more detailed discussion of the effect of this adoption on our financial statements, see Note 5.

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
The following is a summary of borrowings as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017	December 31, 2016
Fair value	$731,543	$527,167
Recorded value(1)	742,232	537,736

(1)	Recorded value does not include deferred financing costs of 5.7 million and 4.5 million as of September 30, 2017 and December 31, 2016, respectively.
Derivative Instruments—As of September 30, 2017, we had four interest rate swaps that fixed LIBOR on $370 million of our unsecured term loan facilities (“Term Loans”), and as of December 31, 2016, we had two interest rate swaps that fixed LIBOR on $243 million of the Term Loans. Subsequent to September 30, 2017, we executed an interest rate swap that fixes LIBOR on an additional $200 million of the Term Loans through September 2024. For a more detailed discussion of our cash flow hedges, see Note 8. As of September 30, 2017 and December 31, 2016, we were also party to two interest rate swaps that fixed the variable interest rate on $15.5 million and $15.8 million, respectively, of two of our variable-rate mortgage notes. The change in fair value of these instruments is recorded in Other Expense, Net on the consolidated statements of operations and was not material for the three and nine months ended September 30, 2017 and 2016.
All interest rate swap agreements are measured at fair value on a recurring basis. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

To comply with the provisions of ASC 820, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.
Although we determined that the significant inputs used to value our derivatives fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, as of September 30, 2017 and December 31, 2016, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
We record derivative assets in Other Assets, Net and derivative liabilities in Accounts Payable and Other Liabilities on our consolidated balance sheets. The fair value measurements of our derivative assets and liabilities as of September 30, 2017 and December 31, 2016, were as follows (in thousands):

	September 30, 2017	December 31, 2016
Derivative asset:
Interest rate swaps designated as hedging instruments - Term Loans	$4,966	$5,369
Derivative liability:
Interest rate swaps designated as hedging instruments - Term Loans	$1	$463
Interest rate swaps not designated as hedging instruments - mortgage notes	402	850
Total	$403	$1,313

4. INVESTMENT IN UNCONSOLIDATED JOINT VENTURE
On March 22, 2016, we entered into a joint venture (the “Joint Venture”) through our indirect wholly-owned subsidiary, PE OP II Value Added Grocery, LLC (“REIT Member”), with a limited partnership (“Investor Member”) affiliated with TPG Real Estate, the real estate platform of the global private investment firm TPG, and with PECO Value Added Grocery Manager, LLC (“PECO Member”), a wholly-owned subsidiary of our Phillips Edison sponsor and an affiliate of our advisor and property manager, Phillips Edison & Company Ltd. (“Property Manager”). REIT Member owns a 20% equity interest and Investor Member owns an 80% equity interest in the Joint Venture. REIT Member and Investor Member may contribute up to $50 million and $200 million of equity, respectively, to the Joint Venture. As of September 30, 2017, the REIT Member has contributed $17.5 million of its $50 million commitment.
PECO Member manages and conducts the day-to-day operations and affairs of the Joint Venture. REIT Member has customary approval rights with respect to major decisions, but does not have the right to cause or prohibit various material transactions. The Joint Venture’s income, losses, and distributions are generally allocated based on the members’ respective ownership interests. Therefore, we account for the Joint Venture under the equity method. Distributions of net cash are anticipated to be made as appropriate. During the nine months ended September 30, 2017, we received a $0.4 million cash distribution from the Joint Venture. Additional capital contributions in proportion to the members’ respective capital interests in the Joint Venture may be required.
In March 2017, our board of directors approved certain short-term loans (the “JV Loans”) that we may provide to the Joint Venture for its acquisitions, as needed. The JV Loans have terms of up to 60 days, and are to be funded 80% by the Investor Member and 20% by us. Our portion of the outstanding principal should not exceed $15 million at any given time. The JV Loans will incur interest at a rate equal to the greater of a) LIBOR plus 1.70%, or b) the borrowing rate on our revolving credit facility. In June 2017, we loaned the Joint Venture $1.3 million, which was subsequently repaid in July 2017. As of September 30, 2017, there were no outstanding loans between the Joint Venture and us.

5. REAL ESTATE ACQUISITIONS
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This update amended existing guidance in order to clarify when an integrated set of assets and activities is considered a business. We adopted ASU 2017-01 on January 1, 2017, and applied it prospectively. Under this new guidance, most of our real estate acquisition activity is no longer considered a business combination and is instead classified as an asset acquisition. As a result, most acquisition-related costs that would have been recorded on our consolidated statements of operations are capitalized and will be amortized over the life of the related assets. Costs incurred related to properties that were not ultimately acquired were recorded as Acquisition Expenses on our consolidated statements of operations. As of September 30, 2017, none of our real estate acquisitions in 2017 met the definition of a business; therefore, we accounted for all as asset acquisitions.
During the nine months ended September 30, 2017, we acquired nine grocery-anchored shopping centers. During the nine months ended September 30, 2016, we acquired 19 grocery-anchored shopping centers and additional real estate adjacent to a previously acquired shopping center.
For the nine months ended September 30, 2017 and 2016, we allocated the purchase price of our acquisitions to the fair value of the assets acquired and liabilities assumed as follows (in thousands):

	2017	2016
Land and improvements	$48,671	$129,506
Building and improvements	116,163	252,186
Acquired in-place leases	17,345	39,277
Acquired above-market leases	1,639	1,327
Acquired below-market leases	(5,543)	(15,561)
Total assets and lease liabilities acquired	178,275	406,735
Less: Fair value of assumed debt at acquisition	24,697	58,047
Net assets acquired	$153,578	$348,688
The weighted-average amortization periods for in-place, above-market, and below-market lease intangibles acquired during the nine months ended September 30, 2017 and 2016, are as follows (in years):

	2017	2016
Acquired in-place leases	10	13
Acquired above-market leases	8	8
Acquired below-market leases	18	17

6. MORTGAGES AND LOANS PAYABLE
In September 2017, we executed a new $200 million unsecured term loan facility, which matures in September 2024. Proceeds from this facility were used to pay down the revolving credit facility. Subsequent to September 30, 2017, we executed an interest rate swap that fixes LIBOR at 2.194% for this new term loan facility.
The following is a summary of the outstanding principal balances of our debt obligations as of September 30, 2017 and December 31, 2016 (in thousands):

	Interest Rate(1)	September 30, 2017	December 31, 2016
Revolving credit facility due 2018(2)(3)	2.64%	$22,357	$28,000
Term loan due 2019(3)	2.09%-2.89%	185,000	185,000
Term loan due 2020(3)	2.16%-3.09%	185,000	185,000
Term loan due 2024	3.14%	200,000	—
Mortgages payable(4)	4.13%-6.64%	145,207	134,941
Assumed market debt adjustments, net(5)		4,668	4,795
Deferred financing costs, net(6)		(5,671)	(4,521)
Total		$736,561	$533,215

(1)	Includes the effects of derivative financial instruments (see Notes 3 and 8) as of September 30, 2017.

(2)
The gross borrowings and payments under our revolving credit facility were $272 million and $278 million, respectively, during the nine months ended September 30, 2017. The revolving credit facility had a maximum capacity of $350 million as of September 30, 2017 and December 31, 2016.

(3)
The revolving credit facility and term loans have options to extend their maturities to 2019 and 2021, respectively. A maturity date extension for the term loans requires the payment of an extension fee of 0.15% of the outstanding principal amount of the corresponding tranche.

(4)
Due to the non-recourse nature of our fixed-rate mortgages, the assets and liabilities of the properties securing such mortgages are neither available to pay the debts of the consolidated property-holding limited liability companies, nor do they constitute obligations of such consolidated limited liability companies as of September 30, 2017 and December 31, 2016.

(5)	Net of accumulated amortization of $1.7 million and $1.3 million as of September 30, 2017 and December 31, 2016, respectively.

(6)
Deferred financing costs shown are related to our Term Loans and mortgages payable and are net of accumulated amortization of $2.2 million and $1.2 million as of September 30, 2017 and December 31, 2016, respectively. Deferred financing costs related to the revolving credit facility, which are included in Other Assets, Net, were $0.9 million and $1.8 million as of September 30, 2017 and December 31, 2016, respectively, and are net of accumulated amortization of $3.1 million and $2.2 million, respectively.

As of September 30, 2017 and December 31, 2016, the weighted-average interest rate for all of our mortgages and loans payable was 3.1% and 3.0%, respectively.
The allocation of total debt between fixed and variable-rate and between secured and unsecured, excluding market debt adjustments and deferred financing costs, as of September 30, 2017 and December 31, 2016, is summarized below (in thousands):

	September 30, 2017	December 31, 2016
As to interest rate:(1)
Fixed-rate debt	$515,207	$377,941
Variable-rate debt	222,357	155,000
Total	$737,564	$532,941
As to collateralization:
Unsecured debt	$592,357	$398,000
Secured debt	145,207	134,941
Total	$737,564	$532,941

(1)	Includes the effects of derivative financial instruments (see Notes 3 and 8).

7. COMMITMENTS AND CONTINGENCIES
Litigation
We are involved in various claims and litigation matters arising in the ordinary course of business, some of which involve claims for damages. Many of these matters are covered by insurance, although they may nevertheless be subject to deductibles or retentions. Although the ultimate liability for these matters cannot be determined, based upon information currently available, we believe the resolution of such claims and litigation will not have a material adverse effect on our consolidated financial statements.
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

8. DERIVATIVES AND HEDGING ACTIVITIES
In September 2017, we adopted ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This update amended existing guidance in order to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. It requires us to disclose the effect of our hedging activities on our consolidated statements of operations and eliminated the periodic measurement and recognition of hedging ineffectiveness.
In accordance with the modified retrospective transition method required by ASU 2017-12, the Company recognized the cumulative effect of the change, representing the reversal of the $0.5 million cumulative ineffectiveness gain as of December

31, 2016, in the opening balance of Accumulated Other Comprehensive Income (“AOCI”) with a corresponding adjustment to the opening balance of Accumulated Deficit as of the beginning of 2017.
Risk Management Objective of Using Derivatives
We are exposed to certain risks arising from both our business operations and economic conditions. We principally manage our exposure to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of our debt funding and the use of derivative financial instruments. Specifically, we enter into interest rate swaps to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash receipts and our known or expected cash payments principally related to our investments and borrowings.
Cash Flow Hedges of Interest Rate Risk
Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
The changes in the fair value of derivatives designated, and that qualify, as cash flow hedges are recorded in AOCI and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2017 and 2016, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt. The ineffectiveness previously reported in earnings for the quarters ended March 31, 2017 and June 30, 2017, was adjusted to reflect application of the provisions of ASU 2017-12 as of the beginning of 2017 (as discussed above). This adjustment was not material.
Amounts reported in AOCI related to these derivatives will be reclassified to Interest Expense, Net as interest payments are made on the variable-rate debt. During the next twelve months, we estimate that an additional $1.6 million will be reclassified from Other Comprehensive (Loss) Income as a decrease to Interest Expense, Net.
The following is a summary of our interest rate swaps that were designated as cash flow hedges of interest rate risk as of September 30, 2017 and December 31, 2016, and includes two interest rate swaps that were entered into in December 2016 with a notional amount of $127 million that became effective January 3, 2017 (notional amount in thousands):

Count	Notional Amount	Fixed LIBOR	Maturity Date
4	$370,000	0.7%-1.7%	2019-2020
Subsequent to September 30, 2017, we executed an interest rate swap designated as a cash flow hedge of interest rate risk that fixes LIBOR at 2.194% with a notional amount of $200 million through September 2024.
The table below details the location of the gain or loss recognized on interest rate derivatives designated as cash flow hedges in the consolidated statements of operations and comprehensive (loss) income for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Amount of gain recognized in OCI on derivative	$152	$1,012	$16	$1,012
Amount of gain (loss) reclassified from AOCI into interest expense	195	(89)	(43)	(89)
Credit-risk-related Contingent Features
We have agreements with our derivative counterparties that contain provisions where, if we either default or are capable of being declared in default on any of our indebtedness, we could also be declared to be in default on our derivative obligations. As of September 30, 2017, the fair value of our derivatives in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk related to these agreements, was approximately $0.4 million. As of September 30, 2017, we had not posted any collateral related to these agreements and were not in breach of any agreement provisions. If we had breached any of these provisions, we could have been required to settle our obligations under the agreements at their termination value of $0.4 million.

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
During the nine months ended September 30, 2017, repurchase requests surpassed the funding limits under the SRP. Approximately $23.5 million of shares of common stock were repurchased under our SRP during the nine months ended September 30, 2017. As of September 30, 2017, we had approximately 404,000 shares of unfulfilled repurchase requests, which will be treated as requests for repurchase during future months until satisfied or withdrawn. We continue to fulfill repurchases sought upon a stockholder’s death, “qualifying disability,” or “determination of incompetence” in accordance with the terms of the SRP.
Due to the program’s funding limits, the funds available for repurchases during the fourth quarter of 2017 are expected to be insufficient to meet all requests. When we are unable to fulfill all repurchase requests in a given month, we will honor requests on a pro rata basis to the extent funds are available. We will continue to fulfill repurchases sought upon a stockholder’s death, “qualifying disability,” or “determination of incompetence” in accordance with the terms of the SRP.
Class B Units—The Operating Partnership issues limited partnership units that are designated as Class B units for asset management services provided by PE-NTR II. The vesting of the Class B units is contingent upon a market condition and service condition. We had outstanding unvested Class B units of 406,513 shares and 414,415 shares as of September 30, 2017 and December 31, 2016, respectively.
In September 2017, we entered into an agreement with American Realty Capital PECO II Advisors, LLC (“ARC”) to terminate all remaining contractual and economic relationships between us and ARC. In exchange for a payment of $6 million, ARC sold their unvested Class B units and their interests in a special limited partner interest co-owned with the Phillips Edison sponsor back to us, and terminated all fee-sharing arrangements with PE-NTR II.

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
Restricted stock are granted under our 2013 Independent Director Stock Plan and are potentially dilutive. There were approximately 5,000 and 4,400 restricted stock awards outstanding as of September 30, 2017 and 2016, respectively. During periods of net loss, these securities are anti-dilutive and, as a result, are excluded from the weighted average common shares used to calculate diluted EPS.
Class B units are potentially dilutive securities as they contain non-forfeitable rights to dividends or dividend equivalents. There were 406,513 and 391,349 Class B units of the Operating Partnership outstanding as of September 30, 2017 and 2016, respectively. The vesting of the Class B units is contingent upon satisfaction of a market condition and service condition. Since the satisfaction of both conditions was not probable as of September 30, 2017 and 2016, the Class B units remained unvested and thus were not included in the diluted net loss per share computations.

The following table provides a reconciliation of the numerator and denominator of the earnings per unit calculations for the three and nine months ended September 30, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator for basic and diluted earnings per share:
Net (loss) income	$(5,857)	$48	$(7,196)	$(3,153)
Denominator:
Denominator for basic earnings per share - weighted-average shares	46,545	46,219	46,529	46,168
Effect of restricted stock awards	—	2	—	—
Denominator for diluted earnings per share - adjusted weighted-average shares	46,545	46,221	46,529	46,168
Earnings per common share:
Net (loss) income - basic and diluted	$(0.13)	$0.00	$(0.15)	$(0.07)

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
Advisory Agreement—Effective September 1, 2017, in connection with the termination of ARC’s and PE-NTR II’s fee-sharing arrangements, we entered into an amended and restated advisory agreement (the “PE-NTR II Agreement”). Under the PE-NTR II Agreement, all fees payable to PE-NTR II are decreased by 15%. Other than the foregoing, there were no material changes in the PE-NTR II Agreement.
Pursuant to the PE-NTR II Agreement, PE-NTR II is entitled to specified fees for certain services, including managing our day-to-day activities and implementing our investment strategy. PE-NTR II manages our day-to-day affairs and our portfolio of real estate investments subject to the board’s supervision. Expenditures are reimbursed to PE-NTR II based on amounts incurred on our behalf.
Acquisition Fee—We pay PE-NTR II under the PE-NTR II Agreement an acquisition fee related to services provided in connection with the selection and purchase or origination of real estate and real estate-related investments. The acquisition fee is equal to 0.85%, or 1.0% prior to September 1, 2017, of the contract purchase price of each property we acquire, including acquisition or origination expenses and any debt attributable to such investments.
Due Diligence Fee—We reimburse PE-NTR II for expenses incurred related to selecting, evaluating, and acquiring assets on our behalf.
Asset Management Fee and Subordinated Participation—Under the PE-NTR II Agreement, the asset management fee is equal to 0.85%, or 1.0% prior to September 1, 2017, of the cost of our assets, and is paid 80% in cash and 20% in Class B units of the Operating Partnership. The cash portion is paid on a monthly basis in arrears at the rate of 0.05667%, or 0.06667% prior to September 1, 2017, multiplied by the cost of our assets as of the last day of the preceding monthly period.
Within 60 days after the end of each calendar quarter (subject to the approval of our board of directors), we pay an asset management subordinated participation by issuing a number of restricted operating partnership units designated as Class B Units to PE-NTR II, equal to 0.0425%, or 0.05% prior to September 1, 2017, multiplied by the lower of the cost of assets and the applicable quarterly NAV, divided by the per share NAV. Our board of directors established an estimated NAV per share of $22.50 on April 14, 2016, and approved an increased estimated NAV per share of $22.75 on May 9, 2017. The Class B units are subject to forfeiture provisions.
PE-NTR II is entitled to receive distributions on the Class B units at the same rate as distributions are paid to common stockholders. Such distributions are in addition to the incentive compensation that PE-NTR II and their affiliates may receive from us. During the nine months ended September 30, 2017 and 2016, the Operating Partnership issued 69,341 and 159,540 Class B units, respectively, to PE-NTR II and ARC under the PE-NTR II Agreement for asset management services performed by PE-NTR II. PE-NTR II or one of its affiliates must continue to provide advisory services through the date that such economic hurdle is met. The economic hurdle will be met when (a) the value of the Operating Partnership’s assets, plus all distributions made equal or exceeds (b) the total amount of capital contributed by investors, plus a 6% cumulative, pre-tax, non-compounded annual return on the capital contributed.
Prior to September 2017, ARC also received the asset management fee and subordinated participation, as well as distributions on Class B units. For a more detailed discussion of the termination of our relationship with ARC, see Note 9.
Disposition Fee—We pay PE-NTR II for substantial assistance by PE-NTR II or its affiliates up to the lesser of: (i) 1.7%, or 2.0% prior to September 1, 2017, of the contract sales price of each property or other investment sold; or (ii) one-half of the total brokerage commissions paid if a non-affiliated broker is also involved in the sale, provided that total real estate commissions paid (to PE-NTR II and others) in connection with the sale may not exceed the lesser of a competitive real estate commission or 6% of the contract sales price. The conflicts committee of our board of directors determines whether PE-NTR II or its affiliates have provided substantial assistance to us in connection with the sale of an asset. Substantial assistance in connection with the sale of a property includes preparation of an investment package for the property (including an investment analysis, rent rolls, tenant information regarding credit, a property title report, an environmental report, a structural report and exhibits) or such other substantial services performed by PE-NTR II or its affiliates in connection with a sale.
General and Administrative Expenses—As of September 30, 2017 and December 31, 2016, we owed PE-NTR II and its affiliates approximately $67,000 and $43,000, respectively, for general and administrative expenses paid on our behalf.
Summarized below are the fees earned by and the expenses reimbursable to PE-NTR II and ARC for the three and nine months ended September 30, 2017 and 2016. As of September 2017, pursuant to the termination of our relationship with ARC, they were no longer entitled to these fees and reimbursements. This table includes any related amounts unpaid as of September 30, 2017 and December 31, 2016, except for unpaid general and administrative expenses, which we disclose above (in thousands):

	Three Months Ended		Nine Months Ended		Unpaid Amount as of
	September 30,		September 30,		September 30,	December 31,
	2017	2016	2017	2016	2017	2016
Acquisition fees(1)	$459	$198	$1,681	$4,041	$—	$179
Due diligence fees(1)	168	40	412	794	—	—
Asset management fees(2)	3,056	2,649	9,192	7,262	929	1,007
Class B units distribution(3)	185	156	536	518	54	57
Total	$3,868	$3,043	$11,821	$12,615	$983	$1,243

(1)
Prior to January 1, 2017, acquisition and due diligence fees were presented as Acquisition Expenses on our consolidated statements of operations. The majority of these costs are now capitalized and allocated to the related investment in real estate assets on the consolidated balance sheet based on the acquisition-date fair values of the respective assets and liability acquired.

(2)	Asset management fees are presented in General and Administrative on the consolidated statements of operations.

(3)	Represents the distributions paid to holders of Class B units of the Operating Partnership and is presented in General and Administrative on the consolidated statements of operations.
Property Manager—All of our real properties are managed and leased by the Property Manager. The Property Manager is wholly owned by our Phillips Edison sponsor. The Property Manager also manages real properties owned by Phillips Edison affiliates and other third parties.
Property Management Fee—We pay the Property Manager a monthly property management fee of 4% of the monthly gross cash receipts from the properties it manages.
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
Summarized below are the fees earned by and the expenses reimbursable to the Property Manager for the three and nine months ended September 30, 2017 and 2016, and any related amounts unpaid as of September 30, 2017 and December 31, 2016 (in thousands):

	Three Months Ended		Nine Months Ended		Unpaid Amount as of
	September 30,		September 30,		September 30,	December 31,
	2017	2016	2017	2016	2017	2016
Property management fees(1)	$1,462	$1,314	$4,354	$3,484	$504	$423
Leasing commissions(2)	934	1,134	2,555	2,699	320	386
Construction management fees(2)	356	370	577	676	230	185
Other fees and reimbursements(3)	908	992	2,663	2,696	464	367
Total	$3,660	$3,810	$10,149	$9,555	$1,518	$1,361

(1)	The property management fees are included in Property Operating on the consolidated statements of operations.

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
The following table details fees paid to the transfer agent for the three and nine months ended September 30, 2017 and 2016, and any related amounts unpaid, which are included as a component of total unpaid organization and offering costs, as of September 30, 2017 and December 31, 2016 (in thousands):

	Three Months Ended		Nine Months Ended		Unpaid Amount as of
	September 30,		September 30,		September 30,	December 31,
	2017	2016	2017	2016	2017	2016
Transfer agent fees incurred related to offering costs	$—	$—	$—	$—	$140	$140
Other fees incurred from transfer agent	—	—	—	140	560	560
Unconsolidated Joint Venture—As of September 30, 2017 and December 31, 2016, we owed the Joint Venture approximately $83,000 and $152,000, respectively, for real estate tax, property operating, and other general and administrative expenses paid on our behalf.

12. OPERATING LEASES
The terms and expirations of our operating leases with our tenants vary. The lease agreements frequently contain options to extend the terms of leases and other terms and conditions as negotiated. We retain substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.

Approximate future rental income to be received under non-cancelable operating leases in effect as of September 30, 2017, assuming no new or renegotiated leases or option extensions on lease agreements, was as follows (in thousands):

Year	Amount
Remaining 2017	$30,639
2018	115,409
2019	103,306
2020	90,401
2021	75,162
2022 and thereafter	283,488
Total	$698,405
No tenants comprised 10% or more of our aggregate annualized base rent (“ABR”) as of September 30, 2017. As of September 30, 2017, our real estate investments in Florida and California represented 15.4% and 13.5% of our ABR, respectively. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse economic developments in the Florida and California real estate markets.

13. SUBSEQUENT EVENTS
Distributions to Stockholders
Distributions equal to a daily amount of $0.00445205 per share of common stock outstanding were paid subsequent to September 30, 2017, to the stockholders of record from September 1, 2017, through October 31, 2017, as follows (in thousands):

Distribution Period	Date Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through the DRIP	Net Cash Distribution
September 1, 2017, through September 30, 2017	10/2/2017	$6,218	$2,957	$3,261
October 1, 2017, through October 31, 2017	11/1/2017	6,441	3,031	3,410
In November 2017, our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing December 1, 2017 through December 31, 2017, equal to a daily amount of $0.00445205 per share of common stock. Our board of directors also authorized distributions for January 2018 and February 2018 in the amount of $0.13541652 per share on the outstanding common shares to the stockholders of record at the close of business on January 16, 2018 and February 15, 2018, respectively. The monthly distribution rate will result in the same annual distribution amount as the current, daily distribution rate.
Share Repurchase Program
Subsequent to September 30, 2017, we repurchased 325,851 shares of common stock in the amount of $7.4 million.

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
See Item 1A. Risk Factors, in Part II of this Form 10-Q and Item 1A. Risk Factors, in Part I of our 2016 Annual Report on Form 10-K, filed with the SEC on March 9, 2017, for a discussion of the risks and uncertainties, although not all of the risks and uncertainties, that could cause actual results to differ materially from those presented in our forward-looking statements. Except as required by law, we do not undertake any obligation to update or revise any forward-looking statements contained in this Form 10-Q. Important factors that could cause actual results to differ materially from the forward-looking statements are disclosed in Item 1A. Risk Factors, in Part II, and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-Q.

Overview
Organization
Phillips Edison Grocery Center REIT II, Inc. is a public non-traded real estate investment trust (“REIT”) that invests in retail real estate properties. Our primary focus is on grocery-anchored neighborhood and community shopping centers that meet the day-to-day needs of residents in the surrounding trade areas.
As of September 30, 2017, we wholly-owned 83 real estate properties acquired from third parties unaffiliated with us or Phillips Edison NTR II LLC (“PE-NTR II”). In addition, we own a 20% equity interest in a joint venture (the “Joint Venture”) that owned 14 real estate properties as of September 30, 2017.
Portfolio
Below are statistical highlights of our wholly-owned portfolio:

		Property Acquisitions
		During the
	Total Portfolio as of	Nine Months Ended
	September 30, 2017	September 30, 2017
Number of properties	83	9
Number of states	24	7
Total square feet (in thousands)	10,049	802
Leased % of rentable square feet	94.8%	93.3%
Average remaining lease term (in years)(1)	5.7	5.7

(1)	As of September 30, 2017. The average remaining lease term in years excludes future options to extend the term of the lease.

Lease Expirations
The following table lists, on an aggregate basis, all of the scheduled lease expirations after September 30, 2017, for each of the next ten years and thereafter for our 83 wholly-owned shopping centers. The table shows the leased square feet and annualized base rent (“ABR”) represented by the applicable lease expirations (dollars and square feet in thousands):

Year	Number of Leases Expiring	ABR(1)	% of Total Portfolio ABR	Leased Square Feet Expiring	% of Leased Square Feet Expiring
Remaining 2017(2)	54	$1,695	1.4%	140	1.4%
2018	208	10,589	8.9%	763	8.0%
2019	228	13,849	11.6%	1,090	11.4%
2020	241	15,337	12.8%	1,313	13.8%
2021	190	15,218	12.7%	1,187	12.5%
2022	182	10,898	9.1%	780	8.2%
2023	63	7,887	6.6%	760	8.0%
2024	51	5,048	4.2%	370	3.9%
2025	70	10,596	8.9%	761	8.0%
2026	66	8,117	6.8%	608	6.4%
Thereafter	120	20,369	17.0%	1,756	18.4%
	1,473	$119,603	100.0%	9,528	100.0%

(1)	We calculate ABR as monthly contractual rent as of September 30, 2017, multiplied by 12 months.

(2)	Subsequent to September 30, 2017, we renewed 10 leases, which accounts for 18,795 total square feet and total ABR of $0.4 million.
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
The following table presents the composition of our portfolio by tenant type as of September 30, 2017 (dollars and square feet in thousands):

Tenant Type	ABR	% of ABR	Leased Square Feet	% of Leased Square Feet
National and regional(1)	$46,426	38.8%	3,090	32.4%
Grocery anchor	46,282	38.7%	5,025	52.7%
Local	26,895	22.5%	1,413	14.9%
	$119,603	100.0%	9,528	100.0%

(1)	We define national tenants as those that operate in at least three states. Regional tenants are defined as those that have at least three locations.
The following table presents the composition of our portfolio by tenant industry as of September 30, 2017 (dollars and square feet in thousands):

Tenant Industry	ABR	% of ABR	Leased Square Feet	% of Leased Square Feet
Grocery	$46,282	38.7%	5,025	52.7%
Retail	27,798	23.2%	2,266	23.8%
Service	27,706	23.2%	1,426	15.0%
Restaurant	17,817	14.9%	811	8.5%
	$119,603	100.0%	9,528	100.0%

The following table presents our grocery anchor tenants, grouped according to parent company, by leased square feet as of September 30, 2017 (dollars and square feet in thousands):

Tenant	ABR	% of ABR	Leased Square Feet	% of Leased Square Feet	Number of Locations(1)
Publix Super Markets	$7,713	6.5%	792	8.3%	17
Albertsons Companies	7,151	6.0%	716	7.5%	12
Ahold Delhaize	6,374	5.3%	389	4.1%	6
Walmart	5,410	4.5%	845	8.9%	6
Kroger	4,843	4.0%	729	7.7%	11
Giant Eagle	2,776	2.3%	273	2.9%	4
Sprouts Farmers Market	1,814	1.5%	109	1.1%	4
Save Mart Supermarkets	1,750	1.5%	208	2.2%	4
Supervalu	1,089	0.9%	136	1.4%	2
Schnuck's Markets	1,054	0.9%	127	1.3%	2
PAQ	995	0.8%	60	0.6%	1
Marc's	788	0.7%	84	0.9%	2
Big Y Foods	621	0.5%	39	0.4%	1
Balls Food Stores	595	0.5%	66	0.7%	1
Skogens Foodliners	566	0.5%	71	0.7%	1
Trader Joe's	512	0.5%	25	0.3%	2
McKeever Enterprises	500	0.4%	70	0.7%	1
BJs Wholesale Club	494	0.4%	68	0.7%	1
Southeastern Grocers	305	0.3%	47	0.5%	1
Tops Markets	280	0.2%	55	0.6%	1
The Fresh Market	259	0.2%	18	0.2%	1
Raley's Supermarkets	240	0.2%	60	0.6%	1
Lund Food Holdings	153	0.1%	38	0.4%	1
	$46,282	38.7%	5,025	52.7%	83

(1)
Number of locations (a) excludes auxiliary leases with grocery anchors such as fuel stations, pharmacies, and liquor stores, (b) excludes one location where we do not own the portion of the shopping center that contains the grocery anchor, and (c) includes one location where two grocers operate.

Results of Operations
Summary of Operating Activities for the Three Months Ended September 30, 2017 and 2016

			Favorable (Unfavorable) Change
(In thousands, except per share amounts)	2017	2016	Change	Non-Same-Center	Same-Center
Operating Data:
Total revenues	$40,971	$34,002	$6,969	$7,084	$(115)
Property operating expenses	(6,264)	(5,498)	(766)	(788)	22
Real estate tax expenses	(5,783)	(5,129)	(654)	(1,029)	375
General and administrative expenses	(4,870)	(4,437)	(433)	(499)	66
Acquisition expenses	(240)	(579)	339	343	(4)
Termination of affiliate arrangements	(5,962)	—	(5,962)	(5,962)	—
Depreciation and amortization	(18,037)	(14,933)	(3,104)	(3,046)	(58)
Interest expense, net	(5,691)	(3,371)	(2,320)	(2,320)	—
Other expense, net	19	(7)	26	65	(39)
Net (loss) income	$(5,857)	$48	$(5,905)	$(6,152)	$247

Net loss per share - basic and diluted	$(0.13)	$0.00	$(0.13)
We wholly-owned 83 properties as of September 30, 2017, and 70 properties as of September 30, 2016. The Same-Center column in the table above includes the 51 properties that were owned and operational prior to January 1, 2016. The Non-Same-Center column includes properties that were acquired after December 31, 2015, in addition to corporate-level income and expenses. In this section, we primarily explain fluctuations in activity shown in the Same-Center column as well as any notable fluctuations in the Non-Same-Center column related to corporate-level activity. Unless otherwise discussed below, year-over-year comparative differences for the three and nine months ended September 30, 2017 and 2016, are almost entirely attributable to the number of properties owned and the length of ownership of these properties.
Total revenues—Of the $7.0 million increase in total revenues, $7.1 million was related to our 32 non-same-center properties.
Real estate tax expenses—Of the $0.7 million increase in real estate tax expenses, $1.0 million was related to our 32 non-same-center properties. The increase was partially offset by a $0.4 million decrease for same-center properties, which was attributed to a reduction in assessed property values on certain properties as a result of our appeals process.
General and administrative expenses—The $0.4 million increase in general and administrative expenses was primarily attributed to an increase in asset management fees as a result of portfolio growth. In connection with the termination of ARC’s and PE-NTR II’s fee-sharing arrangements in September 2017, under the new PE-NTR II Agreement, the asset management fee has been reduced from 1% to 0.85%.
Termination of affiliate arrangements—The $6.0 million termination of affiliate arrangements was related to the termination of our relationship with ARC. In exchange for a payment of $6.0 million, ARC sold the 77,243 Class B units they owned back to the Operating Partnership at our $22.75 NAV per share, redeemed all of their interests in a special limited partner interest co-owned with the Phillips Edison sponsor, and terminated all fee-sharing arrangements with PE-NTR II (see Note 9 to the consolidated financial statements).
Interest expense, net—Of the $2.3 million increase in interest expense, $1.2 million and $1.1 million is related to higher borrowings in 2017 on the term loans and revolving credit facility, respectively.

Summary of Operating Activities for the Nine Months Ended September 30, 2017 and 2016

			Favorable (Unfavorable) Change
(In thousands, except per share amounts)	2017	2016	Change	Non-Same-Center	Same-Center
Operating Data:
Total revenues	$119,730	$93,681	$26,049	$25,094	$955
Property operating expenses	(19,059)	(15,391)	(3,668)	(3,633)	(35)
Real estate tax expenses	(18,393)	(14,557)	(3,836)	(3,936)	100
General and administrative expenses	(14,691)	(13,289)	(1,402)	(1,619)	217
Acquisition expenses	(499)	(8,570)	8,071	8,116	(45)
Termination of affiliate arrangements	(5,962)	—	(5,962)	(5,962)	—
Depreciation and amortization	(52,573)	(41,045)	(11,528)	(10,671)	(857)
Interest expense, net	(15,617)	(7,074)	(8,543)	(8,543)	—
Gain on contribution of properties to unconsolidated joint venture	—	3,341	(3,341)	(3,341)	—
Other expense, net	(132)	(249)	117	(39)	156
Net loss	$(7,196)	$(3,153)	$(4,043)	$(4,534)	$491

Net loss per share—basic and diluted	$(0.15)	$(0.07)	$(0.08)
Total revenues—Of the $26.0 million increase in total revenues, $25.1 million was related to our 32 non-same-center properties. The remaining variance was the result of an increase in revenue among same-center properties, primarily due to a $0.5 million increase in rental income, which was driven by a $0.27 increase in same-center minimum rent per square foot, partially offset by a 0.4% decrease in same-center occupancy since September 30, 2016. The increase in same-center revenue was also attributed to a $0.4 million increase in tenant recovery income as a result of higher recoverable expenses and a 2.3% increase in our recovery rate.
General and administrative expenses—The $1.4 million increase in general and administrative expenses was primarily attributed to a $1.9 million increase in asset management fees as a result of portfolio growth, partially offset by a decrease of $0.4 million in third party professional costs. In connection with the termination of ARC’s and PE-NTR II’s fee-sharing arrangements in September 2017, under the new PE-NTR II Agreement, the asset management fee has been reduced from 1% to 0.85%.
Acquisition expenses—Acquisition expenses decreased $8.1 million, as a result of adopting ASU 2017-01 in January 2017. Under this guidance, certain property acquisitions are now classified as asset acquisitions, and as a result, the majority of acquisition-related expenses are capitalized and amortized over the life of the related assets. For a more detailed discussion of this adoption, see Note 5 to our consolidated financial statements.
Termination of affiliate arrangements—As discussed above, the $6.0 million termination of affiliate arrangements was related to the termination of our relationship with ARC.
Interest expense, net—Of the $8.5 million increase in interest expense, $7.3 million is related to higher borrowings in 2017 on the term loans and revolving credit facility, as well as an increase of $0.7 million in amortization of deferred financing costs related to new debt instruments. Additionally, $0.6 million of the increase is related to new mortgage loans assumed in connection with certain acquisitions throughout 2016 and 2017, partially offset by mortgages that have matured.
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
However, such tenants tend to execute leases for a longer term. As we continue to attract more of these national and regional tenants, our costs to lease may increase.

Below is a summary of leasing activity for the three months ended September 30, 2017 and 2016:

	Total Deals		Inline Deals(1)
	2017	2016	2017	2016
New leases:
Number of leases	22	26	22	25
Square footage (in thousands)	47	68	47	53
First-year base rental revenue (in thousands)	$741	$1,152	$741	$1,036
Average rent per square foot (“PSF”)	$15.64	$17.05	$15.64	$19.52
Average cost PSF of executing new leases(2)(3)	$21.67	$34.93	$21.67	$38.61
Weighted-average lease term (in years)	7.4	7.2	7.4	7.9
Renewals and options:
Number of leases	52	42	51	39
Square footage (in thousands)	132	175	116	96
First-year base rental revenue (in thousands)	$2,782	$2,744	$2,570	$2,030
Average rent PSF	$21.14	$15.71	$22.17	$21.09
Average rent PSF prior to renewals	$18.87	$14.13	$19.80	$18.69
Percentage increase in average rent PSF	12.0%	11.2%	12.0%	12.9%
Average cost PSF of executing renewals and options(2)(3)	$4.47	$3.50	$4.78	$5.23
Weighted-average lease term (in years)	5.1	5.3	5.1	5.6
Portfolio retention rate(4)	81.3%	85.7%	81.3%	83.5%

(1)	We consider an inline deal to be a lease for less than 10,000 square feet of gross leasable area (“GLA”).

(2)	The cost of executing new leases, renewals, and options includes leasing commissions, tenant improvement costs, and tenant concessions.

(3)	The costs associated with landlord improvements are excluded for repositioning and redevelopment projects, if any.

(4)	The portfolio retention rate is calculated by dividing (a) total square feet of retained tenants with current period lease expirations by (b) the square feet of leases expiring during the period.
Below is a summary of leasing activity for the nine months ended September 30, 2017 and 2016:

	Total Deals		Inline Deals
	2017	2016	2017	2016
New leases:
Number of leases	48	61	47	59
Square footage (in thousands)	115	163	101	134
First-year base rental revenue (in thousands)	$1,889	$2,662	$1,740	$2,426
Average rent PSF	$16.35	$16.32	$17.29	$18.16
Average cost PSF of executing new leases	$29.17	$32.73	$26.11	$36.72
Weighted-average lease term (in years)	7.7	7.8	7.4	8.1
Renewals and options:
Number of leases	140	124	137	118
Square footage (in thousands)	388	414	296	247
First-year base rental revenue (in thousands)	$7,393	$6,403	$6,413	$5,168
Average rent PSF	$19.06	$15.48	$21.63	$20.93
Average rent PSF prior to renewals	$17.00	$14.03	$19.18	$18.79
Percentage increase in average rent PSF	11.9%	10.4%	12.6%	11.4%
Average cost PSF of executing renewals and options	$3.88	$3.94	$4.58	$4.79
Weighted-average lease term (in years)	4.9	5.5	4.9	5.3
Portfolio retention rate	85.5%	83.7%	82.7%	82.9%

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
The table below is a comparison of the Same-Center NOI for the three and nine months ended September 30, 2017, to the three and nine months ended September 30, 2016 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Revenues:
Rental income(1)	$17,784	$17,423	$361		$53,128	$51,834	$1,294
Tenant recovery income	6,132	6,411	(279)		19,816	19,416	400
Other property income	168	101	67		386	329	57
Total revenues	24,084	23,935	149	0.6%	73,330	71,579	1,751	2.4%
Operating expenses:
Property operating expenses	4,044	4,054	(10)		12,502	12,349	153
Real estate taxes	3,508	3,883	(375)		11,835	11,935	(100)
Total operating expenses	7,552	7,937	(385)	(4.9)%	24,337	24,284	53	0.2%
Total Same-Center NOI	$16,532	$15,998	$534	3.3%	$48,993	$47,295	$1,698	3.6%

(1)	Excludes straight-line rental income, net amortization of above- and below-market leases, and lease buyout income.

Below is a reconciliation of Net (Loss) Income to NOI and Same-Center NOI for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016(1)	2017	2016(1)
Net (loss) income	$(5,857)	$48	$(7,196)	$(3,153)
Adjusted to exclude:
Straight-line rental income	(771)	(452)	(2,261)	(2,199)
Net amortization of above- and below-market leases	(566)	(589)	(1,782)	(1,547)
Lease buyout income	—	(145)	(125)	(294)
General and administrative expenses	4,870	4,437	14,691	13,289
Acquisition expenses	240	579	499	8,570
Termination of affiliate arrangements	5,962	—	5,962	—
Depreciation and amortization	18,037	14,933	52,573	41,045
Interest expense, net	5,691	3,371	15,617	7,074
Gain on contribution of properties to unconsolidated joint venture	—	—	—	(3,341)
Other	(19)	7	132	249
NOI	27,587	22,189	78,110	59,693
Less: NOI from centers excluded from Same-Center	(11,055)	(6,191)	(29,117)	(12,398)
Total Same-Center NOI	$16,532	$15,998	$48,993	$47,295

(1)	Certain prior period amounts have been restated to conform with current year presentation.
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
Since the definition of FFO was promulgated by NAREIT, GAAP has expanded to include several new accounting pronouncements, such that management and many investors and analysts have considered the presentation of FFO alone to be insufficient. Accordingly, in addition to FFO, we use modified funds from operations (“MFFO”), which, as defined by us, excludes from FFO the following items:

•	acquisition expenses;

•	straight-line rent amounts, both income and expense;

•	amortization of above- or below-market intangible lease assets and liabilities;

•	amortization of discounts and premiums on debt investments;

•	gains or losses from the early extinguishment of debt;

•	gains or losses on the extinguishment of derivatives, except where the trading of such instruments is a fundamental attribute of our operations;

•	gains or losses related to fair-value adjustments for derivatives;

•	gains or losses related to consolidation from, or deconsolidation to, equity accounting;

•	adjustments related to the above items for unconsolidated entities in the application of equity accounting; and

•	costs to terminate affiliate arrangements.
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

•
Adjustment for costs to terminate affiliate arrangements—This adjustment relates to our agreement with our former advisor to terminate all remaining contractual and economic relationships between us and them, and is not related to continuing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods and to other real estate operators.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Calculation of FFO
Net (loss) income	$(5,857)	$48	$(7,196)	$(3,153)
Adjustments:
Depreciation and amortization of real estate assets	18,037	14,933	52,573	41,045
Gain on contribution of properties to unconsolidated joint venture	—	—	—	(3,341)
Depreciation and amortization related to unconsolidated joint venture	512	193	1,384	426
FFO	$12,692	$15,174	$46,761	$34,977
Calculation of MFFO
FFO	$12,692	$15,174	$46,761	$34,977
Adjustments:
Net amortization of above- and below-market leases	(569)	(589)	(1,782)	(1,547)
Straight-line rental income	(769)	(452)	(2,261)	(2,199)
Acquisition expenses	240	579	499	8,570
Termination of affiliate arrangements	5,962	—	5,962	—
Amortization of market debt adjustment	(263)	(268)	(797)	(608)
Gain on extinguishment of debt	—	(53)	(11)	(53)
Change in fair value of derivatives	(213)	(217)	(448)	(317)
Adjustments related to unconsolidated joint venture	(32)	29	(9)	48
MFFO	$17,048	$14,203	$47,914	$38,871

Earnings per common share:
Weighted-average common shares outstanding - basic	46,545	46,219	46,529	46,168
Weighted-average common shares outstanding - diluted(1)	46,548	46,221	46,533	46,170
FFO per share - basic and diluted	$0.27	$0.33	$1.00	$0.76
MFFO per share - basic and diluted	$0.37	$0.31	$1.03	$0.84

(1)
Restricted stock awards were dilutive to FFO/MFFO for the three and nine months ended September 30, 2017 and 2016, and, accordingly, were included in the weighted-average common shares used to calculate diluted FFO/MFFO per share.

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
As of September 30, 2017, we had cash and cash equivalents of $4.5 million, a net cash decrease of $3.8 million during the nine months ended September 30, 2017.
Operating Activities
Our net cash provided by operating activities consists primarily of cash inflows from tenant rental and recovery payments and cash outflows for property operating expenses, real estate taxes, general and administrative expenses, and interest payments.
Our cash flows from operating activities were $37.1 million as of September 30, 2017, compared to $34.7 million from the same period in 2016. The increase is primarily due to additional properties owned and the length of ownership of those properties, partially offset by the cash paid in connection with the termination of affiliate arrangements. The increase was also attributed to a 3.6% increase in the Same-Center NOI. Operating cash flows are expected to continue to increase as additional properties are added to our portfolio.

Investing Activities
Net cash flows from investing activities are affected by the nature, timing, and extent of improvements to, as well as acquisitions and dispositions of, real estate and real estate-related assets as we continue to acquire additional investments to grow our portfolio.
During the nine months ended September 30, 2017, we had a total cash outlay of $153.1 million related to the acquisition of nine grocery-anchored shopping centers. During the same period in 2016, we acquired 19 grocery-anchored shopping centers and additional real estate adjacent to a previously acquired grocery-anchored shopping center for a total cash investment of $348.6 million.
In March 2016, we entered into the Joint Venture agreement under which we may contribute up to $50 million of equity. In the nine months ended September 30, 2017, we contributed an additional $2.9 million in cash to the Joint Venture to acquire additional assets, bringing our total contributions to $17.5 million. In June 2017, we received a $0.4 million distribution from the Joint Venture. During the nine months ended September 30, 2016, we received a cash distribution of $87.4 million from the initial contribution of properties to the Joint Venture.
In March 2017, our board of directors approved the issuance of certain short-term loans to the Joint Venture for its acquisitions, as needed. The loans have a term of up to 60 days, and the total outstanding principal balance funded by us should not exceed $15 million at any given time. The interest rate on such loans shall be the greater of a) LIBOR plus 1.70% or b) the borrowing rate on our revolving credit facility. In June 2017, we loaned the Joint Venture $1.3 million, which was subsequently repaid in July 2017. As of September 30, 2017, there were no outstanding loans between the Joint Venture and us.
Financing Activities
Net cash flows from financing activities are affected by payments of distributions, principal and other payments associated with our outstanding debt, and borrowings during the period. As our debt obligations mature, we intend to refinance the remaining balance, if possible, or pay off the balances at maturity using proceeds from operations and/or corporate-level debt.
As of September 30, 2017, our debt to total enterprise value was 40.9%. Debt to total enterprise value is calculated as net debt (total debt, excluding below-market debt adjustments and deferred financing costs, less cash and cash equivalents) as a percentage of enterprise value (equity value, calculated as diluted shares outstanding multiplied by the estimated value per share of $22.75, plus net debt).
Our debt is subject to certain covenants, as disclosed in our 2016 Annual Report on Form 10-K filed with the SEC on March 9, 2017. As of September 30, 2017, we were in compliance with the restrictive covenants of our outstanding debt obligations. We expect to continue to meet the requirements of our debt covenants over the short- and long-term. Our debt to total enterprise value and debt covenant compliance as of September 30, 2017, allow us access to future borrowings as needed.
We have access to a revolving credit facility with a capacity of $350 million at a current interest rate of LIBOR plus 1.40%. As of September 30, 2017, $327 million was available for borrowing, from which we may draw funds to pay certain long-term debt obligations as they mature, increase our investment in real estate, or pay operating costs and expenses. The revolving credit facility matures in June 2018, with additional options to extend to June 2019. During the nine months ended September 30, 2017, we had a decrease of $5.6 million in net borrowings from our revolving credit facility compared to an increase of $56.0 million for the same period in 2016.
In September 2017, we executed a new $200 million unsecured term loan facility, which matures in September 2024. Proceeds from this facility were used to pay down the revolving credit facility, enhancing our liquidity and line availability. Subsequent to September 30, 2017, we executed an interest rate swap that fixes LIBOR at 2.194% on the new $200 million term loan facility.
We offer an SRP that provides a limited opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations. For a more detailed discussion of our SRP, see Note 9 to the consolidated financial statements. During the nine months ended September 30, 2017, we paid cash for repurchases of common stock in the amount of $23.5 million. Due to the program’s funding limits, the funds available for repurchases during the fourth quarter of 2017 are expected to be insufficient to meet all requests.

Activity related to distributions to our common stockholders for the nine months ended September 30, 2017 and 2016 is as follows (in thousands):

	2017	2016
Gross distributions paid	$56,847	$56,380
Distributions reinvested through DRIP	27,630	28,861
Net cash distributions	$29,217	$27,519
Net loss	$(7,196)	$(3,153)
Net cash provided by operating activities	$37,148	$34,746
FFO(1)	$46,761	$34,977
(1) See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures - Funds from Operations and Modified Funds from Operations for the definition of FFO, information regarding why we present FFO, as well as for a reconciliation of this non-GAAP financial measure to Net Loss.
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

Critical Accounting Policies
Real Estate Acquisition Accounting—In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This update amended existing guidance in order to clarify when an integrated set of assets and activities is considered a business. We adopted ASU 2017-01 on January 1, 2017, and applied it prospectively. Under this new guidance, most of our real estate acquisition activity will no longer be considered a business combination and will instead be classified as an asset acquisition. As a result, most acquisition-related costs that would have been recorded on our consolidated statements of operations have been capitalized and will be amortized over the life of the related assets.
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
As of September 30, 2017, we had four interest rate swaps that fixed LIBOR on $370 million of our Term Loans, and we were party to two interest rate swaps that fixed the variable interest rate on $15.5 million of two of our mortgage notes. We had no other outstanding interest rate swap agreements as of September 30, 2017.
As of September 30, 2017, we had not fixed the variable interest rate on $222.4 million of our unsecured debt through derivative financial instruments, and as a result, we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows. The impact on our results of operations of a one-percentage point increase in interest rates on the outstanding balance of our variable-rate debt at September 30, 2017, would result in approximately $2.2 million of additional interest expense annually.
The additional interest expense was determined based on the impact of hypothetical interest rates on our borrowing cost and assumes no changes in our capital structure. As the information presented above includes only those exposures that exist as of September 30, 2017, it does not consider those exposures or positions that could arise after that date. Hence, the information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
Subsequent to September 30, 2017, we executed an interest rate swap that fixes LIBOR on an additional $200 million of the Term Loans through September 2024. This effectively reduces the impact of a one-percentage point increase in interest rates on our results of operations down to approximately $0.2 million of additional interest expense annually.
We do not have any foreign operations, and thus we are not exposed to foreign currency fluctuations.

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2017. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2017.
Internal Control Changes
During the quarter ended September 30, 2017, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.
c)During the quarter ended September 30, 2017, we repurchased shares as follows (shares in thousands):

Period	Total Number of Shares Repurchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(2)	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
July 2017	274	$22.75	274	(3)
August 2017	56	22.75	56	(3)
September 2017	3	22.75	3	(3)

(1)
On April 14, 2016, our board of directors established an estimated value per share of our common stock of $22.50. On May 9, 2017, our board of directors established an estimated value per share of our common stock of $22.75. The repurchase price per share for all stockholders is equal to the estimated value per share.

(2)
All purchases of our equity securities by us in the three months ended September 30, 2017, were made pursuant to the share repurchase program (“SRP”). We announced the commencement of the SRP on November 25, 2013, and it was subsequently amended effective May 15, 2016.

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
During the nine months ended September 30, 2017, repurchase requests surpassed the funding limits under the SRP. Approximately $23.5 million of shares of common stock were repurchased under our SRP during the nine months ended September 30, 2017. Repurchase requests in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” were satisfied in full. The remaining repurchase requests that were in good order were satisfied on a pro rata basis. As of September 30, 2017, we had approximately 404,000 shares of unfulfilled repurchase requests, which will be treated as requests for repurchase during future months until satisfied or withdrawn.
Due to the program’s funding limits, the funds available for repurchases during the fourth quarter of 2017 are expected to be insufficient to meet all requests. When we are unable to fulfill all repurchase requests in a given month, we will honor requests on a pro rata basis to the extent funds are available. We will continue to fulfill repurchases sought upon a stockholder’s death, “qualifying disability,” or “determination of incompetence” in accordance with the terms of the SRP.

Item 3.        Defaults Upon Senior Securities
None.

Item 4.        Mine Safety Disclosures
Not applicable.

Item 5.        Other Information
None.

Item 6.        Exhibits

Ex.	Description

10.1	Amendment to Amended and Restated Agreement of Limited Partnership of Phillips Edison Grocery Center Operating Partnership II, L.P. dated September 1, 2017*
10.2	Amendment of Advisory Agreement with Phillips Edison NTR II, LLC dated September 1, 2017*
10.3	Term Loan Agreement dated September 25, 2017 for $200.0 million*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*
101.1
The following information from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income; (iii) Consolidated Statements of Equity; and (iv) Consolidated Statements of Cash Flows*

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS EDISON GROCERY CENTER REIT II, INC.

Date: November 9, 2017	By:	/s/ Jeffrey S. Edison
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2017	By:	/s/ Devin I. Murphy
Devin I. Murphy
Chief Financial Officer
(Principal Financial Officer)