Form 10-K
period 2017-12-31
PHILLIPS EDISON GROCERY CENTER REIT II, INC.
filed 2018-03-27
CIK 1581405

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Common Stock, $0.01 par value per share

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☑
Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☑
There is no established public market for the Registrant’s shares of common stock. On May 9, 2017, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $22.75 based substantially on the estimated market value of its portfolio of real estate properties as of March 31, 2017. For a full description of the methodologies used to establish the estimated value per share, see Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities - Market Information, of this Form 10-K. As of June 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter, there were approximately 46.4 million shares of common stock held by non-affiliates.
As of March 15, 2018, there were 46.7 million outstanding shares of common stock of the Registrant.
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
All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data.

w PART I
ITEM 1. BUSINESS
Overview
Phillips Edison Grocery Center REIT II, Inc. (“we,” the “Company,” “our,” or “us”) is a real estate investment trust (“REIT”) that invests primarily in well-occupied, grocery-anchored neighborhood and community shopping centers having a mix of creditworthy national and regional retailers selling necessity-based goods and services in strong demographic markets throughout the United States. In addition, we may invest in other retail properties including power and lifestyle shopping centers, multi-tenant shopping centers, free-standing single-tenant retail properties, and other real estate or real estate-related assets.
We were formed as a Maryland corporation in June 2013 and qualified as a REIT for the year ended December 31, 2014 and each year thereafter. Substantially all of our business is conducted through Phillips Edison Grocery Center Operating Partnership II, L.P. (the “Operating Partnership”), a Delaware limited partnership formed in June 2013. We are a limited partner of the Operating Partnership, and our wholly owned subsidiary, PE Grocery Center OP GP II LLC, is the sole general partner of the Operating Partnership. We closed our primary offering of shares of common stock on September 15, 2015.
Our advisor and property managers are owned by Phillips Edison & Company, Inc. and its subsidiaries (“PECO,” “Advisor” or “Manager”), formerly known as Phillips Edison Grocery Center REIT I, Inc. On October 4, 2017, PECO acquired our Advisor and Manager from Phillips Edison Limited Partnership. Under the terms of the advisory agreement (“Advisory Agreement”) and the master property management and master services agreements (“Management Agreements”) between subsidiaries of PECO and us, PECO is indirectly responsible for the management of our day-to-day activities and the implementation of our investment strategy.
As of December 31, 2017, we owned fee simple interests in 85 real estate properties, comprising 10.2 million square feet, acquired from third parties unaffiliated with us or PECO. In addition, we own a 20% equity interest in a joint venture that owned 14 properties as of December 31, 2017 (see Note 4).
Segment Data
In 2017, we modified our approach of evaluating operating segments. We internally evaluate the operating performance of our portfolio of properties and currently do not differentiate properties by geography, size, or type. As operating performance is reviewed at a portfolio level rather than at a property level, our entire portfolio of properties is considered to be one operating segment. Accordingly, we did not report any other segment disclosures in 2017.
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
Employees
We do not have any employees. In addition, all of our executive officers are also officers of PECO or one or more of its affiliates and are compensated by those entities, in part, for their service rendered to us. We do not separately compensate our executive officers for their service as officers.
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
Our organizational documents permit us to pay distributions from sources other than cash flow from operations. Specifically, some or all of our distributions have been or may be paid from retained cash flow, from borrowings and from cash flow from investing activities, including the net proceeds from the sale of our assets, or from the net proceeds from the issuance of shares of our common stock. We have not established any limit on the extent to which we may use alternate sources to pay distributions. A portion of the distributions paid to stockholders to date have been paid from the net proceeds of the issuance of shares of our common stock or borrowings, which reduced the proceeds available for other purposes.
For the year ended December 31, 2017, we paid gross distributions to our common stockholders of $75.7 million, including distributions reinvested through the distribution reinvestment plan (the “DRIP”) of $36.5 million, or 48.2%, of our distributions paid. For the year ended December 31, 2017, our net cash provided by operating activities was $50.3 million, which represents a shortfall of $25.4 million, or 33.6%, of our distributions paid, while our funds from operations (“FFO”) was $63.6 million, which represents a shortfall of $12.1 million, or 15.9%, of the distributions paid. The shortfall was funded by proceeds from borrowings. To the extent we pay cash distributions, or a portion thereof, from sources other than cash flow from operations, we will have less capital available to invest in properties and other real estate-related assets, the book value per share may decline, and there will be no assurance that we will be able to sustain distributions at that level.
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
Our board of directors may amend the terms of our SRP without stockholder approval. Our board of directors also is free to suspend or terminate the program upon 30 days’ notice or to reject any request for repurchase. In addition, the SRP includes numerous restrictions that would limit our stockholder’s ability to sell their shares. Once our shares are transferred for value by a stockholder, the transferee and all subsequent holders of the shares are not eligible to participate in the SRP. The maximum amount of common stock that we may repurchase at the stockholder’s election during any calendar year is limited, among other things, to 5% of the weighted-average number of shares outstanding during the prior calendar year. The maximum amount is reduced each reporting period by the current year share repurchases to date. In addition, the cash available for repurchases on any particular date is generally limited to the proceeds from the DRIP during the preceding four fiscal quarters, less amounts already used for repurchases since the beginning of that period. These limits might prevent us from accommodating all repurchase requests made in any year. These restrictions severely limit your ability to sell your shares should you require liquidity, and limit your ability to recover the value you invested or the fair market value of your shares. As of December 31, 2017, we had surpassed the funding limits of the SRP and had approximately 573,000 shares of unfulfilled repurchase requests.
The actual value of shares that we repurchase under our SRP may be less than what we pay.
We repurchase shares under our SRP at the estimated value per share of our common stock, which was $22.75 as of December 31, 2017. This value is likely to differ from the price at which a stockholder could resell his or her shares. Thus, when we repurchase shares of our common stock, the repurchase may be dilutive to our remaining stockholders.
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
Because we are dependent upon PECO and its affiliates to conduct our operations, any adverse changes in the financial health of PECO or its affiliates, or our relationship with them, could hinder our operating performance and the return on our stockholders’ investments.
We are dependent on PECO, which is responsible for our day-to-day operations and is primarily responsible for the selection of our investments. We are also dependent on PECO to manage our portfolio of real estate assets. PECO depends upon the fees and other compensation that it receives from us in connection with the purchase, management and sale of assets to conduct its operations. Any adverse changes in the financial condition of PECO or certain of their affiliates, or in our relationship with them, could hinder their ability to successfully manage our operations and our portfolio of investments.
The loss of or the inability to obtain key real estate professionals at PECO could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of our stockholders’ investments.
Our success depends to a significant degree upon the contributions of Jeffrey S. Edison, our chief executive officer, R. Mark Addy, our president and chief operating officer, and Devin I. Murphy, our chief financial officer. We do not have employment agreements with these individuals, and they may not remain associated with us. If any of these persons were to cease their association with us, our operating results could suffer. We do not intend to maintain key person life insurance on any person. Our future success depends, in large part, upon PECO and its affiliates’ ability to hire and retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and PECO and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. We may be unsuccessful in establishing strategic relationships with firms that have special expertise in certain services or detailed knowledge regarding real properties in certain geographic regions. Maintaining such relationships will be important for us to effectively compete with other investors for properties and tenants in such regions. We may be unsuccessful in establishing and retaining such relationships. If we lose or are unable to obtain the services of highly skilled professionals or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investments may decline.
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
The occurrence of cyber incidents, or a deficiency in our cybersecurity or the cybersecurity of PECO and its affiliates, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.
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
Our board of directors may explore strategic alternatives for the Company. If we list our common stock on a national securities exchange, consummate a merger, or pursue another exit strategy in the near term, stockholders may not receive an amount per share equal to our estimated value per share.
Our estimated value per share of $22.75 did not take into account estimated disposition costs and fees for real estate properties, entity liquidation costs, and debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations.  These costs may be substantial.  Thus, to the extent we list our common stock on a national securities exchange, consummate a merger, or pursue another exit strategy in the near term, stockholders may not recover the estimated value per share due to the impact of these fees and costs.
Risks Related to Conflicts of Interest
Our sponsor and its affiliates, including all of our executive officers, one of our directors and other key real estate professionals, face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.
PECO and its affiliates receive substantial fees from us. These fees could influence PECO’s advice to us as well as their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with PECO and its affiliates, including the Advisory Agreement and the Management Agreements;

•	sales of properties and other investments to third parties, which entitle PECO and the special limited partner to disposition fees and possible subordinated incentive fees;

•
acquisitions of properties and other investments from other PECO-sponsored programs, which might entitle its affiliates to disposition fees and possible subordinated incentive fees and distributions in connection with its services for the seller;

•	acquisitions of properties and other investments from third parties, which entitle PECO to acquisition and asset management compensation;

•	borrowings to acquire properties and other investments, which borrowings increase the acquisition and asset management compensation payable to PECO;

•	whether and when we seek to list our common stock on a national securities exchange, which listing could entitle the special limited partner to a subordinated incentive listing distribution; and

•	whether and when we seek to sell the Company or its assets, which sale could entitle PECO to a subordinated participation in net sales proceeds.
The fees PECO receives in connection with transactions involving the acquisition of assets are based initially on the cost of the investment, and are not based on the quality of the investment or the quality of the services rendered to us. This may influence PECO to recommend riskier transactions to us. In addition, because the fees are based on the cost of the investment, it may create an incentive for PECO to recommend that we purchase assets with more debt and at higher prices.
The management of multiple REITs by the officers of PECO may significantly reduce the amount of time the officers of PECO are able to spend on activities related to us and may cause other conflicts of interest, which may cause our operating results to suffer.
The officers of the Advisor are part of the senior management or are key personnel of PECO and Phillips Edison Grocery Center REIT III, Inc. (“REIT III”), a REIT sponsored by PECO. As a result, PECO and REIT III may have overlapping acquisition, operational, disposition and liquidation phases as us, which may cause conflicts of interest to arise throughout the life of our Company with respect to, among other things, locating and acquiring properties, entering into leases and disposing of properties. The conflicts of interest each of the officers of the Advisor faces due to the competing time demands may cause our operating results to suffer.
Our sponsor faces conflicts of interest relating to the acquisition of assets and leasing of properties, and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets and obtain less creditworthy tenants, which could limit our ability to make distributions and reduce our stockholders’ overall investment returns.
We rely on our sponsor and the executive officers and other key real estate professionals at PECO to identify suitable investment opportunities for us. The other key real estate professionals of PECO are also the key real estate professionals at our sponsor and its other public and private programs. Many investment opportunities that are suitable for us may also be suitable for other PECO-sponsored programs. Thus, the executive officers and real estate processionals of PECO could direct attractive investment opportunities to other entities or investors. Such events could result in us investing in properties that provide less attractive returns, which may reduce our ability to make distributions. We and other PECO-sponsored programs also rely on these real estate professionals to supervise the property management and leasing of properties. If the Manager directs creditworthy prospective tenants to properties owned by another PECO-sponsored program when they could direct such tenants to our properties, our tenant base may have more inherent risk than might otherwise be the case. Further, these executive officers and key real estate professionals are not prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments.
PECO faces conflicts of interest relating to the incentive fee structure, which could result in actions that are not necessarily in the long-term best interests of our stockholders.
Under our Advisory Agreement and the limited partnership agreement of our Operating Partnership, or the partnership agreement, our special limited partner and its affiliates will be entitled to fees, distributions and other amounts that are structured in a manner intended to provide incentives to PECO to perform in our best interests and in the best interests of our stockholders. However, because PECO does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, its interests are not wholly aligned with those of our stockholders. In that regard, PECO could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our special limited partner to fees. In addition, our special limited partner and its affiliates’ entitlement to fees and distributions upon the sale of our assets and to participate in sale proceeds could result in PECO recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle PECO and its affiliates to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest. The partnership agreement will require us to pay a performance-based termination distribution to PECO if we terminate the Advisory Agreement and an affiliate of PECO does not become our new advisor prior to the listing of our shares for trading on an exchange or, absent such listing, in respect of its participation in net sales proceeds. To avoid paying this fee, our independent directors may decide against terminating the Advisory Agreement prior to our listing of our shares or disposition of our investments even if, but for the termination distribution, termination of the Advisory Agreement would be in our best interest. In addition, the requirement to pay the distribution to our special limited partner at termination could cause us to make different investment or disposition decisions than we would otherwise make, in order to satisfy our obligation to pay the distribution to the terminated advisor. Moreover, PECO will have the right to terminate the Advisory Agreement upon a change of control of our Company and thereby trigger the payment of the termination distribution, which could have the effect of delaying, deferring or preventing the change of control. In addition, PECO will be entitled to an annual subordinated performance fee for any year in which our total return on stockholders’ capital exceeds 6% per annum. PECO will be entitled to 15% of the amount in excess of such 6%

per annum, provided that the amount paid to PECO does not exceed 10% of the aggregate total return for such year. For a more detailed discussion of the fees payable to PECO and its affiliates in connection with the management of our Company, see Note 12 to the consolidated financial statements.
PECO will face conflicts of interest relating to joint ventures that we may form with affiliates of our sponsor, which conflicts could result in a disproportionate benefit to the other venture partners at our expense.
If approved by a majority of our board of directors, including a majority of our independent directors not otherwise interested in the transaction, and as permitted under the best practices guidelines on affiliated transaction adopted by our board of directors, we may enter into joint venture agreements with other sponsor-affiliated programs or entities for the acquisition, development or improvement of properties or other investments. All of our executive officers, some of our directors and the key real estate professionals assembled by the Advisor are also executive officers, directors, managers, key professionals or holders of a direct or indirect controlling interest in PECO or other PECO-affiliated entities. These persons will face conflicts of interest in determining which PECO-affiliated program should enter into any particular joint venture agreement. These persons may also face a conflict in structuring the terms of the relationship between our interests and the interests of the PECO-affiliated co-venturer and in managing the joint venture. Any joint venture agreement or transaction between us and a PECO-affiliated co-venturer will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. The PECO-affiliated co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. These co-venturers may thus benefit to our and our stockholders detriment.
Our sponsor, our officers, PECO, and the real estate and other professionals assembled by PECO face competing demands relating to their time, and this may cause our operations and our stockholders’ investments to suffer.
We rely on PECO for the day-to-day operation of our business. In addition, PECO has the primary responsibility for the selection of our investments. PECO makes major decisions affecting us under the direction of our board of directors. Our officers are principals and executives of PECO and the affiliates that manage the assets of the other PECO-sponsored programs. As a result of their interests in other PECO-sponsored programs, their obligations to other investors and the fact that they engage in and they will continue to engage in other business activities, these individuals will continue to face conflicts of interest in allocating their time among us and other PECO-sponsored programs. The officers of PECO devote a substantial portion of their time to PECO and REIT III, and PECO and REIT III continue to acquire assets similar to the assets which we intend to acquire, and our officers will have to allocate their time and resources to acquiring assets for PECO and REIT III while we are seeking to acquire properties. Should PECO breach its fiduciary duties to us by inappropriately devoting insufficient time or resources to our business, the returns on our investments, and the value of our stockholders’ investments, may decline.
All of our executive officers, one of our directors and the key real estate and other professionals assembled by PECO face conflicts of interest related to their positions or interests in affiliates of our sponsor, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.
All of our executive officers, one of our directors and the key real estate and other professionals assembled by PECO are also executive officers, directors, managers, key professionals or holders of a direct or indirect controlling interests in PECO, or other PECO-affiliated entities. Through our sponsor’s affiliates, some of these persons work on behalf of other PECO-sponsored public and private programs. As a result, they have loyalties to each of these entities, which loyalties could conflict with the fiduciary duties they owe to us and could result in action or inaction detrimental to our business. Conflicts with our business and interests are most likely to arise from (1) allocation of new investments and management time and services between us and the other entities, (2) our purchase of properties from, or sale of properties to, affiliated entities, (3) development of our properties by affiliates, (4) investments with affiliates of PECO, (5) compensation to PECO, and (6) our relationship with PECO. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.
Risks Related to Our Corporate Structure
We use an estimated value per share that is based on a number of assumptions that may not be accurate or complete.
To assist members of the Financial Industry Regulatory Authority (“FINRA”) and their associated persons that participated in our initial public offering, pursuant to applicable FINRA and National Association of Securities Dealers (“NASD”) conduct rules, we disclose in each annual report distributed to stockholders a per share estimated value of our shares, the method by which it was developed, and the date of the data used to develop the estimated value. For this purpose, PECO initially estimated the value of our common shares as $25.00 per share based on the offering price of our shares of common stock in our initial public offering of $25.00 per share (ignoring purchase price discounts for certain categories of purchasers). On May 9, 2017, our board of directors established an estimated value per share of our common stock of $22.75 based substantially on the estimated market value of our portfolio of real estate properties in various geographic locations in the United States as of March 31, 2017, as indicated in a third party valuation report. We expect to update the estimated value per share of our common stock annually.
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
Further, we have not made any adjustments to the valuation to the estimated value per share for the impact of other transactions occurring subsequent to March 31, 2017, including, but not limited to, (1) the issuance of common stock under the DRIP, (2) net operating income earned and dividends declared, (3) the repurchase of shares and (4) changes in leases, tenancy or other business or operational changes. The value of our shares will fluctuate over time in response to developments related to individual real estate assets, the management of those assets and changes in the real estate and finance markets. Because of, among other factors, the high concentration of our total assets in real estate and the number of shares of our common stock outstanding, changes in the value of individual real estate assets or changes in valuation assumptions could have a very significant impact on the value of our shares. In addition, the estimated value per share does not reflect a discount for the fact that we are externally managed. The estimated value per share also does not take into account any disposition costs or fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt. Accordingly, the estimated value per share of our common stock may or may not be an accurate reflection of the fair market value of our stockholders’ investments and will not likely represent the amount of net proceeds that would result from an immediate sale of our assets.
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
Our common stockholders do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 1.01 billion shares of capital stock, of which 1 billion shares are classified as common stock and 0.01 billion shares are classified as preferred stock. Our board may elect to (1) sell additional shares in future public offerings, (2) issue equity interests in private offerings, (3) issue share-based awards to our independent directors or to our officers or employees or to the officers or employees of PECO or any of its affiliates, (4) issue shares to PECO or its successors or assigns in payment of an outstanding fee obligation or (5) issue shares of our common stock to sellers of properties or assets we acquire in connection with an exchange of limited partnership interests of the Operating Partnership. To the extent we issue additional equity interests, our stockholders’ percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our real estate investments, our investors may also experience dilution in the book value and fair value of their shares.
Payment of fees to PECO and its affiliates reduce cash available for investment and distribution and increases the risk that our stockholders will not be able to recover the amount of their investments in our shares.
PECO and its affiliates perform or performed services for us in connection with the sale of shares in our initial public offering, the selection and acquisition of our investments, the management and leasing of our properties and the administration of our other investments. We currently pay or have paid them substantial fees for these services, which results in immediate dilution to the value of our stockholders’ investments and reduces the amount of cash available for investment or distribution to stockholders. We may also pay significant fees during our listing/liquidation stage. Although most of the fees payable during our listing/liquidation stage are contingent on our stockholders first enjoying agreed upon investment returns, the investment-return thresholds may be reduced subject to approval by our conflicts committee and the other limitations in our charter.
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
As of December 31, 2017, our real estate investments in Florida, California, and Georgia represented 15.1%, 13.4%, and 11.0% of our annualized base rent (“ABR”), respectively. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse economic developments in those real estate markets. Any adverse economic or real estate developments in those markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics, natural disasters and other factors, or any decrease in demand for shopping center space resulting from the local business climate, could adversely affect our operating results and our ability to make distributions to stockholders.
Competition with other retail channels may reduce our profitability and the return on our stockholders investment.
Our retail tenants will face potentially changing consumer preferences and increasing competition from other forms of retailing, such as online retailers, discount shopping centers, outlet centers, upscale neighborhood strip centers, catalogues and other forms of direct marketing, discount shopping clubs, and telemarketing. Other retail centers within the market area of our properties will compete with our properties for customers, affecting their tenants’ cash flows and thus affecting their ability to pay rent. In addition, some of our tenants’ rent payments may be based on the amount of sales revenue that they generate. If these tenants experience competition, the amount of their rent may decrease, and our cash flow will decrease.
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
Competition with third parties in acquiring properties and other investments may reduce our profitability and the return on our stockholders’ investments.
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
Before making investments, PECO will typically conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. Due diligence may entail evaluation of important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants, investment banks and other third parties may be involved in the due diligence process to varying degrees depending on the type of investment, the costs of which will be borne by us. Such involvement of third-party advisors or consultants may present a number of risks primarily relating to PECO’s reduced control of the functions that are outsourced. In addition, if PECO is unable to timely engage third-party providers, the ability to evaluate and acquire more complex targets could be adversely affected. When conducting due diligence and making an assessment regarding a potential investment, PECO will rely on the resources available to it, including information provided by the target of the investment and, in some circumstances, third-party investigations. The due diligence investigation that PECO carries out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Moreover, such an investigation will not necessarily result in the investment being successful. There can be no assurance that attempts to provide downside protection with respect to investments, including pursuant to risk management procedures described in this prospectus, will achieve their desired effect and potential investors should regard an investment in us as being speculative and having a high degree of risk.
There can be no assurance that PECO will be able to detect or prevent irregular accounting, employee misconduct or other fraudulent practices during the due diligence phase or during our efforts to monitor the investment on an ongoing basis or that any risk management procedures implemented by us will be adequate. In the event of fraud by the seller of any portfolio property, we may suffer a partial or total loss of capital invested in that property. An additional concern is the possibility of material misrepresentation or omission on the part of the seller. Such inaccuracy or incompleteness may adversely affect the value of our investments in such portfolio property. We will rely upon the accuracy and completeness of representations made by sellers of portfolio properties in the due diligence process to the extent reasonable when we make our investments, but cannot guarantee such accuracy or completeness.
We may be unable to successfully integrate and operate acquired properties, which may have a material adverse effect on our business and operating results.
Even if we are able to make acquisitions on favorable terms, we may not be able to successfully integrate and operate them. We may be required to invest significant capital and resources after an acquisition to maintain or grow the properties that we acquire. In addition, we may need to adapt our management, administrative, accounting, and operational systems, or hire and retain sufficient operational staff, to integrate and manage successfully any future acquisitions of additional assets. These and other integration efforts may disrupt our operations, divert PECO’s attention away from day-to-day operations and cause us to incur unanticipated costs. The difficulties of integration may be increased by the necessity of coordinating operations in geographically dispersed locations. Our failure to integrate successfully any acquisitions into our portfolio could have a material adverse effect on our business and operating results. Further, acquired properties may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition. The failure to discover such issues prior to such acquisition could have a material adverse effect on our business and results of operations.
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
When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan agreements we enter may contain covenants that limit our ability to further mortgage a property, discontinue insurance coverage or replace PECO. In addition, loan documents may limit our ability to replace a property’s property manager or terminate certain operating or lease agreements related to a property. These or other limitations would decrease our operating flexibility and our ability to achieve our operating objectives, which may adversely affect our ability to make distributions to our stockholders.

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
We must also ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than government securities and qualified real estate assets) and no more than 20% of the value of our gross assets (25% for tax years before 2018) may be represented by securities of one or more TRSs. Finally, for the taxable years after 2015, no more than 25% of our assets may consist of debt investments that are issued by “publicly offered REITs” and would not otherwise be treated as qualifying real estate assets. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences, unless certain relief provisions apply. As a result, compliance with the REIT requirements may hinder our ability to operate solely on the basis of profit maximization and may require us to liquidate investments from our portfolio, or refrain from making, otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to stockholders.
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
The maximum tax rate for “qualified dividends” paid by corporations to non-corporate stockholders is currently 20%. Distributions paid by REITs, however, generally are taxed at ordinary income rates (subject to a maximum rate of 37.0% for non-corporate stockholders), provided individuals may be able to deduct 20% of income received as ordinary REIT dividends, thus reducing the maximum effective federal income tax rate on such dividends, rather than the preferential rate applicable to qualified dividends.
Changes recently made to the U.S. tax laws could have a negative impact on our business.

The President signed a tax reform bill into law on December 22, 2017 (the “Tax Cuts and Jobs Act”). Among other things, the Tax Cuts and Jobs Act:

•	Reduces the corporate income tax rate from 35% to 21% (including with respect to our taxable REIT subsidiary);

•
Reduces the rate of U.S. federal withholding tax on distributions made to non-U.S. stockholders by a REIT that are attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;

•	Allows an immediate 100% deduction of the cost of certain capital asset investments (generally excluding real estate assets), subject to a phase-down of the deduction percentage over time;

•
Changes the recovery periods for certain real property and building improvements (for example, to 15 years for qualified improvement property under the modified accelerated cost recovery system, and to 30 years (previously 40 years) for residential real property and 20 years (previously 40 years) for qualified improvement property under the alternative depreciation system);

•
Restricts the deductibility of interest expense by businesses (generally, to 30% of the business’ adjusted taxable income) except, among others, real property businesses electing out of such restriction; we have not yet determined whether we and/or our subsidiaries can and/or will make such an election;

•	Requires the use of the less favorable alternative depreciation system to depreciate real property in the event a real property business elects to avoid the interest deduction restriction above;

•	Restricts the benefits of like-kind exchanges that defer capital gains for tax purposes to exchanges of real property;

•
Permanently repeals the “technical termination” rule for partnerships, meaning sales or exchanges of the interests in a partnership will be less likely to, among other things, terminate the taxable year of, and restart the depreciable lives of assets held by, such partnership for tax purposes;

•
Requires accrual method taxpayers to take certain amounts in income no later than the taxable year in which such income is taken into account as revenue in an applicable financial statement prepared under GAAP, which, with respect to certain leases, could accelerate the inclusion of rental income;

•	Eliminates the federal corporate alternative minimum tax;

•	Reduces the highest marginal income tax rate for individuals to 37% from 39.6% (excluding, in each case, the 3.8% Medicare tax on net investment income);

•
Generally allows a deduction for individuals equal to 20% of certain income from pass-through entities, including ordinary dividends distributed by a REIT (excluding capital gain dividends and qualified dividend income), generally resulting in a maximum effective federal income tax rate applicable to such dividends of 29.6% compared to 37% (excluding, in each case, the 3.8% Medicare tax on net investment income); and

•
Limits certain deductions for individuals, including deductions for state and local income taxes, and eliminates deductions for miscellaneous itemized deductions (including certain investment expenses).

Many of the provisions in the Tax Cuts and Jobs Act, in particular those affecting individual taxpayers, expire at the end of 2025.
As a result of the changes to U.S. federal tax laws implemented by the Tax Cuts and Jobs Act, our taxable income and the amount of distributions to our stockholders required in order to maintain our REIT status, and our relative tax advantage as a REIT, could change.  As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders annually.
The Tax Cuts and Jobs Act is a complex revision to the U.S. federal income tax laws with various impacts on different categories of taxpayers and industries, and will require subsequent rulemaking and interpretation in a number of areas. The long-term impact of the Tax Cuts and Jobs Act on the overall economy, government revenues, our tenants, us, and the real estate industry cannot be reliably predicted at this time. Furthermore, the Tax Cuts and Jobs Act may negatively impact certain of our tenants’ operating results, financial condition, and future business plans. The Tax Cuts and Jobs Act may also result in reduced government revenues, and therefore reduced government spending, which may negatively impact some of our tenants that rely on government funding. There can be no assurance that the Tax Cuts and Jobs Act will not negatively impact our operating results, financial condition, and future business operations.
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
If our assets are deemed to be plan assets, PECO and we may be exposed to liabilities under Title I of ERISA and the Code.
In some circumstances where an ERISA plan holds an interest in an entity, the assets of the entity are deemed to be ERISA plan assets unless an exception applies. This is known as the “look-through rule.” Under those circumstances, the obligations and other responsibilities of plan sponsors, plan fiduciaries and plan administrators, and of parties in interest and disqualified persons, under Title I of ERISA or Section 4975 of the Code, may be applicable, and there may be liability under these and other provisions of ERISA and the Code. We believe that our assets should not be treated as plan assets because the shares should qualify as “publicly-offered securities” that are exempt from the look-through rules under applicable Treasury Regulations. We note, however, that because certain limitations are imposed upon the transferability of shares so that we may qualify as a REIT, and perhaps for other reasons, it is possible that this exemption may not apply. If that is the case, and if PECO or we are exposed to liability under ERISA or the Code, our performance and results of operations could be adversely affected.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
Real Estate Investments
As of December 31, 2017, we wholly-owned 85 properties throughout the United States, acquired from third parties unaffiliated with us or PECO. We also owned 14 properties through a joint venture in which we own a 20% equity interest. The following table presents information regarding the geographical location of our wholly-owned properties, by annual base rent (“ABR”), as of December 31, 2017 (dollars and square feet in thousands). For additional portfolio information, refer to Schedule III - Real Estate Assets and Accumulated Depreciation herein.

State	ABR(1)	% ABR	ABR/Leased Square Feet	GLA(2)	% GLA	%Leased	Number of Properties
Florida	$18,528	15.1%	$11.42	1,750	17.1%	92.7%	17
California	16,349	13.4%	16.05	1,049	10.3%	97.1%	11
Georgia	13,482	11.0%	11.30	1,235	12.1%	96.6%	9
Texas	10,834	8.9%	16.53	671	6.6%	97.6%	7
Colorado	7,553	6.2%	14.78	554	5.4%	92.3%	4
Ohio	6,721	5.5%	9.77	740	7.2%	93.0%	6
Illinois	6,593	5.4%	12.91	551	5.4%	92.7%	4
Wisconsin	4,482	3.7%	8.71	522	5.1%	98.6%	3
Minnesota	4,435	3.6%	11.98	409	4.0%	90.5%	3
Massachusetts	3,990	3.3%	15.02	272	2.7%	97.5%	2
Connecticut	3,574	3.0%	12.81	298	2.9%	93.8%	3
New Jersey	3,353	2.7%	21.03	161	1.6%	99.0%	1
Kansas	3,050	2.5%	10.36	298	2.9%	98.7%	2
South Carolina	2,734	2.2%	7.37	374	3.7%	99.3%	1
Arizona	2,313	1.9%	11.68	221	2.2%	89.8%	2
Pennsylvania	2,218	1.8%	16.01	153	1.5%	90.5%	1
Maryland	1,952	1.6%	19.71	112	1.0%	88.1%	1
Michigan	1,892	1.5%	9.88	199	1.9%	96.3%	2
New York	1,677	1.3%	10.59	165	1.5%	95.8%	1
Nevada	1,659	1.4%	18.58	89	0.9%	100.0%	1
Missouri	1,529	1.2%	14.51	109	1.1%	96.3%	1
Virginia	1,408	1.2%	17.54	80	0.8%	100.0%	1
New Mexico	1,396	1.1%	10.04	139	1.4%	100.0%	1
North Carolina	662	0.5%	10.30	72	0.7%	89.7%	1
	$122,384	100.0%	$12.59	10,223	100.0%	95.1%	85

(1)	We calculate ABR as monthly contractual rent as of December 31, 2017, multiplied by 12 months.

(2)	Gross leasable area (“GLA”) is defined as the portion of the total square feet of a building that is available for tenant leasing.

Lease Expirations
The following chart shows, on an aggregate basis, all of the scheduled lease expirations after December 31, 2017, for each of the next ten years and thereafter for our 85 shopping centers. The chart shows the ABR and leased square feet represented by the applicable lease expirations (dollars and square feet in thousands):
Subsequent to December 31, 2017, we renewed 146,657 total square feet and $2.3 million total ABR of the expiring leases.
During the year ended 2017, rent per square foot for renewed leases increased 12.0% when compared to rent per square foot prior to renewal. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Leasing Activity, for further discussion of leasing activity. Based on current market base rental rates, we believe we will achieve an overall positive increase in our average base rental income for leases expiring in 2018. However, changes in base rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the base rents on new leases will continue to increase from current levels.
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

We define national tenants as those tenants that operate in at least three states. Regional tenants are defined as those tenants that have at least three locations. The following charts present the composition of our portfolio by tenant type as of December 31, 2017:
The following charts present the composition of our portfolio by tenant industry as of December 31, 2017:

The following table presents our top ten tenants, grouped according to parent company, by ABR as of December 31, 2017 (dollars and square feet in thousands):

Tenant	ABR	% of ABR	Leased Square Feet	% of Leased Square Feet	Number of Locations
Publix Super Markets	$8,155	6.7%	843	8.7%	18
Albertsons Companies	7,151	5.8%	716	7.4%	12
Ahold Delhaize	6,374	5.2%	389	4.0%	6
Kroger	5,452	4.5%	792	8.2%	12
Walmart	5,410	4.4%	845	8.7%	6
Giant Eagle	2,776	2.3%	273	2.8%	4
Sprouts Farmers Market	1,815	1.5%	109	1.1%	4
Save Mart	1,750	1.4%	208	2.1%	4
T.J. Maxx	1,314	1.1%	108	1.1%	4
Supervalu	1,089	0.9%	136	1.4%	2
	$41,286	33.8%	4,419	45.5%	72

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

w PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Stockholder Information
As of March 15, 2018, Phillips Edison Grocery Center REIT II, Inc. (“we,” the “Company,” “our,” or “us”) had approximately 46.7 million shares of common stock outstanding, held by a total of 24,397 stockholders of record.
Market Information
Our common stock is not currently traded on any exchange and there is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time acceptable to the stockholder, or at all. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.
On May 9, 2017, our board of directors increased the estimated value per share of our common stock to $22.75 based substantially on the estimated market value of our portfolio of real estate properties in various geographic locations in the United States (the “Portfolio”) as of March 31, 2017. We provided this estimated value per share to assist broker-dealers that participated in our public offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340 as required by the Financial Industry Regulatory Authority (“FINRA”). This valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association (“IPA”) in April 2013 (the “IPA Valuation Guidelines”).
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

The following table summarizes the material components of the estimated value per share of our common stock as of March 31, 2017 (in millions, except per share amounts):

	Low	High
Investment in Real Estate Assets	$1,646.9	$1,766.9

Other Assets
Cash and cash equivalents	4.2	4.2
Restricted cash	3.3	3.3
Accounts receivable	17.7	17.7
Prepaid expenses and other assets	4.6	4.6
Total other assets	$29.8	$29.8

Liabilities
Notes payable and credit facility	$655.5	$655.5
Mark to market of debt	3.8	3.8
Security deposits	3.6	3.6
Total liabilities	$662.9	$662.9

Net Asset Value	$1,013.8	$1,133.8

Common stock outstanding	46.4	46.4

Net Asset Value Per Share	$21.84	$24.43
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
Real Estate Portfolio
Independent Valuation Firm
Duff & Phelps was recommended by our external advisor to the Conflicts Committee of our Board of Directors (the “Conflicts Committee”) to provide independent valuation services. The Conflicts Committee approved the engagement of Duff & Phelps for those services, and they are not affiliated with us or our advisor. The Duff & Phelps personnel who prepared the valuation have no present or prospective interest in the Portfolio and no personal interest with us or our advisor. Duff & Phelps has previously provided allocation of acquisition purchase price valuations for financial reporting purposes pertaining to the Portfolio acquisitions as well as completed the valuation of us as of March 31, 2016. They receive the usual and customary compensation for such services. Duff & Phelps may be engaged to provide professional services to us in the future.
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
Duff & Phelps’ analyses, opinions, or conclusions were developed, and the Valuation Report was prepared, in conformity with the Uniform Standards of Professional Appraisal Practice. The Valuation Report was reviewed, approved and signed by Duff & Phelps’ personnel with the professional designation of Member of the Appraisal Institute (the “MAI”). The use of the Valuation Report is subject to the requirements of the MAI relating to review by its duly authorized representatives.
In preparing the Valuation Report, Duff & Phelps relied on information provided by us and our advisor regarding the Portfolio. For example, we and our advisor provided information regarding building size, year of construction, land size and other physical, financial and economic characteristics. We and our advisor also provided lease information, such as current rent amounts, rent commencement and expiration dates, and rent increase amounts and dates. Duff & Phelps did not inspect the Portfolio properties as part of the valuation process.
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
Other Assets and Other Liabilities
Duff & Phelps made adjustments to the aggregate estimated values of our investments to reflect other assets and other liabilities of us based on balance sheet information provided by us and our advisor as of March 31, 2017.
Role of the Conflicts Committee and the Board of Directors
The Conflicts Committee is composed of all of our independent directors. It is responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodologies used to determine our estimated value per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. The Conflicts Committee approved our engagement of Duff & Phelps to provide an estimation of the value per share as of March 31, 2017. The Conflicts Committee received a copy of the Valuation Report and discussed the report with representatives of Duff & Phelps. The Conflicts Committee also discussed the Valuation Report, the Portfolio, our assets and liabilities and other matters with senior management of our advisor. Our advisor recommended to the Conflicts Committee that $22.75 per share be approved as the estimated value per share of our common stock. The Conflicts Committee discussed the rationale for this value with our advisor.

Following the Conflicts Committee’s receipt and review of the Valuation Report, the recommendation of our advisor, and in light of other factors considered by the Conflicts Committee and its own extensive knowledge of our assets and liabilities, the Conflicts Committee concluded that the range in estimated value per share of $21.84 to $24.43 was appropriate. The Conflicts Committee then recommended to our Board of Directors that it select $22.75 as the estimated value per share of our common stock. Our Board of Directors unanimously agreed to accept the recommendation of the Conflicts Committee and approved $22.75 as the estimated value per share of our common stock as of March 31, 2017, which determination was ultimately and solely the responsibility of the Board of Directors.
Limitations of Estimated Value per Share
We provided this estimated value per share to assist broker-dealers that participated in our public offering in meeting their customer account statement reporting obligations. This valuation was performed in accordance with the provisions of the IPA Valuation Guidelines. The estimated value per share set forth above first appeared on our May 2017 customer account statements that were mailed in June 2017. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and this difference could be significant. The estimated value per share is not audited and does not represent a determination of the fair value of our assets or liabilities based on generally accepted accounting policies (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the amount at which our shares of common stock would trade on a national securities exchange.
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
Further, the estimated value per share is based on the estimated value per share of the Company as of March 31, 2017. We did not make any adjustments to the valuation for the impact of other transactions occurring subsequent to March 31, 2017, including, but not limited to, (1) the issuance of common stock under the distribution reinvestment plan (“DRIP”), (2) net operating income earned and dividends declared, (3) the repurchase of shares and (4) changes in leases, tenancy or other business or operational changes. The value of our shares will fluctuate over time in response to developments related to individual assets in the Portfolio, the management of those assets and changes in the real estate and finance markets. Because of, among other factors, the high concentration of our total assets in real estate and the number of shares of our common stock outstanding, changes in the value of individual assets in the Portfolio or changes in valuation assumptions could have a very significant impact on the value of our shares. The estimated value per share does not reflect a portfolio premium or the fact that we are externally managed. The estimated value per share also does not take into account any disposition costs or fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt.
Distribution Reinvestment Plan
We have adopted the DRIP through which our stockholders may elect to reinvest an amount equal to the distributions paid on their shares of common stock into shares of our common stock in lieu of receiving cash distributions. In accordance with the DRIP, participants in the DRIP acquire shares of common stock at a price equal to the estimated value per share. Prior to the establishment of the first estimated value per share, the purchase price per share under the DRIP was $23.75. Participants in the DRIP may purchase fractional shares so that 100% of the dividends may be used to acquire additional shares of our common stock. For the year ended December 31, 2017, 1.6 million shares were issued through the DRIP, resulting in proceeds of approximately $36.5 million. For the year ended December 31, 2016, 1.7 million shares were issued through the DRIP, resulting in proceeds of approximately $38.3 million.
Distribution Information
During the years ended December 31, 2017 and 2016, our board of directors authorized distributions based on daily record dates for each day during the periods from January 1 through December 31, 2017 and 2016. The authorized distributions for 2017 and 2016 were equal to a daily amount of $0.00445205 and $0.00443989 per share of common stock, respectively. Beginning January 1, 2018, we pay distributions to stockholders based on monthly record dates. The 2018 monthly distribution rate will result in the same annual distribution amount as the daily distribution rate.

The total distributions paid to common stockholders for the years ended December 31, 2017 and 2016, were as follows (in thousands):

	2017	2016
Distributions paid to common stockholders	$75,745	$75,127
Distributions were paid subsequent to December 31, 2017, as follows (in thousands):

Month(1)	Dates of Record	Distribution Amount per Share(2)	Date Distribution Paid	Gross Amount of Distribution Paid
December	12/1/2017 - 12/31/2017	$0.00445205	1/2/2018	$6,432
January	1/16/2018	0.13541652	2/1/2018	6,326
February	2/15/2018	0.13541652	3/1/2018	6,314

(1)	The distribution for March, payable to shareholders of record as of March 15, 2018, will be paid on April 2, 2018.

(2)
The December distribution amount per share is a daily amount, while the January and February amount per share is a monthly amount. The 2018 monthly distribution amount will result in the same annual distribution amount as the daily distribution amount.

All distributions paid during the years ended December 31, 2017 and 2016, were funded by a combination of cash generated through operations or borrowings.
Unregistered Sales of Equity Securities
During 2017, we did not sell any equity securities that were not registered under the Securities Act.
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
Effective May 9, 2017, the repurchase price per share for all stockholders is equal to the estimated value per share of $22.75, an increase from $22.50. Subject to certain funding limitations, repurchases of shares of common stock are generally made on the first business day of each month for written requests that were made in good order at least five business days prior to the repurchase date. Stockholders may withdraw their repurchase request at any time before five days prior to the repurchase date. If the repurchase request is not canceled before the applicable time described above, the stockholder will be contractually bound to the repurchase of the shares and will not be permitted to cancel the request prior to the payment of repurchase proceeds.
Our board of directors may amend, suspend or terminate the program upon 30 days’ notice. We may provide notice by including such information (a) in a current report on Form 8-K or in our annual or quarterly reports, all publicly filed with the Securities and Exchange Commission, or (b) in a separate mailing to the stockholders.

The following table presents the activities under our SRP for the years ended December 31, 2017 and 2016, (in thousands, except per share amounts):

	2017	2016
Shares repurchased	1,402	1,021
Cost of repurchases	$31,772	$23,031
Average repurchase price	$22.66	$22.56
All of the shares that we repurchased during the quarter ended December 31, 2017 are provided below (shares in thousands):

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
October 2017	326	$22.75	326	(2)
November 2017	18	22.75	18	(2)
December 2017	19	22.75	19	(2)

(1)
All purchases of our equity securities by us in the three months ended December 31, 2017, were made pursuant to the SRP. We announced the commencement of the SRP on November 25, 2013, and it was subsequently amended effective May 15, 2016.

(2)	We currently limit the dollar value and number of shares that may yet be repurchased under the SRP as described above. See below regarding funding limitations during 2017 and beyond.
In 2017 repurchase requests surpassed the funding limits under the SRP. Repurchase requests in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” were satisfied in full. The remaining repurchase requests that were in good order were satisfied on a pro rata basis. As of December 31, 2017, we had approximately 573,000 shares of unfulfilled repurchase requests, which will be treated as requests for repurchase during future months until satisfied or withdrawn.
Due to the program’s funding limits, the funds available for repurchases in 2018 are expected to be insufficient to meet all requests. When we are unable to fulfill all repurchase requests in a given month, we will honor requests on a pro rata basis to the extent funds are available. We will continue to fulfill repurchases sought upon a stockholder’s death, “qualifying disability,” or “determination of incompetence” in accordance with the terms of the SRP.

ITEM  6. SELECTED FINANCIAL DATA

As of and for the years ended December 31,
(In thousands, except per share amounts)	2017	2016	2015	2014
Balance Sheet Data:(1)
Investment in property, at cost	$1,741,536	$1,510,160	$1,066,509	$341,554
Cash and cash equivalents	1,435	8,259	17,359	179,117
Total assets	1,652,317	1,486,527	1,079,713	524,091
Debt obligations, net	775,275	533,215	81,305	27,383
Operating Data:
Total revenues	$162,577	$129,796	$60,413	$8,445
Property operating expenses	(27,270)	(22,226)	(10,756)	(1,651)
Real estate tax expenses	(25,154)	(20,157)	(9,592)	(966)
General and administrative expenses	(19,352)	(18,139)	(3,744)	(1,606)
Acquisition expenses(2)	(586)	(10,754)	(13,661)	(5,449)
Interest expense, net	(22,494)	(10,970)	(3,990)	(1,206)
Net loss	(9,531)	(5,497)	(6,698)	(5,833)
Other Operational Data:(3)(4)
NOI	$105,256	$81,797	$36,849	$5,420
Funds from operations (“FFO”)	63,575	48,419	19,080	(2,317)
Modified funds from operations (“MFFO”)	63,630	52,431	28,522	2,684
Cash Flow Data:
Cash flows provided by (used in) operating activities	$50,308	$45,353	$16,618	$(1,311)
Cash flows used in investing activities	(199,088)	(362,228)	(618,854)	(296,325)
Cash flows provided by financing activities	141,956	307,775	440,478	476,653
Per Share Data:
Net loss per share—basic and diluted	$(0.20)	$(0.12)	$(0.18)	$(0.57)
Common distributions declared	$1.62	$1.62	$1.62	$1.49
Weighted-average shares outstanding—basic	46,544	46,228	36,538	10,302
Weighted-average shares outstanding—diluted	46,544	46,230	36,538	10,302

(1)	Certain prior period balance sheet amounts have been restated to conform with the adoption of Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs.

(2)
On January 1, 2017, we adopted ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which changed how we record most acquisition-related costs on our consolidated statements of operations. For a more detailed discussion of the effect of this adoption on our financial statements, see Note 2.

(3)
See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures, for further discussion and for a reconciliation of the non-GAAP financial measures to net loss.

(4)	Certain prior period amounts have been restated to conform with current year presentation.
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
Overview
We were formed as a Maryland corporation in June 2013, and elected to be taxed as a real estate investment trust (“REIT”) commencing with the taxable year ended December 31, 2014.

Below are statistical highlights of our portfolio:

	Total Portfolio as of December 31, 2017	Property Acquisitions During the Year Ended December 31, 2017
Number of properties(1)	85	11
Number of states	24	7
Total square feet (in thousands)	10,223	977
Leased % of rentable square feet	95.1%	94.2%
Average remaining lease term (in years)(2)	5.5	5.2

(1)	The number of properties does not include additional real estate purchased adjacent to previously acquired centers, and those properties contributed to the joint venture.

(2)	The average remaining lease term in years excludes future options to extend the term of the lease.

Market Outlook—Real Estate and Real Estate Finance Markets
Management reviews a number of economic forecasts and market commentaries in order to evaluate general economic conditions and to formulate a view of the current environment’s effect on the real estate markets in which we operate.

According to the Bureau of Economic Analysis, as measured by the U.S. real gross domestic product (“GDP”), the U.S. economy’s growth increased 2.3% in 2017 as compared to 1.5% in 2016, according to preliminary estimates. The increase in real GDP in 2017 reflected positive contributions from personal consumption expenditures, nonresidential fixed investment, and exports. Imports, which are a subtraction in the calculation of GDP, increased. The acceleration in real GDP growth from 2016 to 2017 reflected upturns in nonresidential fixed investment and in exports, as well as a smaller decrease in private inventory investment. These upturns were offset partially by decelerations in residential fixed investment and in state and local government spending.

According to J.P. Morgan’s Global Economic Outlook Summary and 2018 REIT Outlook, real GDP is expected to grow approximately 2.5% in 2018. The U.S. retail real estate market displayed positive but decelerating fundamentals in 2017, with vacancy rates rising and increased emphasis on redevelopment pipelines.

Overall, retail real estate fundamentals remain strong but are expected to decelerate relative to previous years. Short-term interest rates are expected to increase in 2018 more than long-term interest rates. There is less occupancy to be gained in portfolios, new supply levels are below historical averages, and job growth is expected to be 1% monthly in 2018. Reductions to the corporate tax rate will add to economic growth, although commercial real estate is expected to benefit to a lesser extent than other sectors. Tax reform passed by Congress in 2017 is expected to have a minimal to slightly negative impact on REITs, although retailers should benefit from increased consumer spending. Stronger retailers should be better for shopping center owners as tenants can invest more to grow and improve their credit quality, reducing turnover.

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
Real Estate Assets
Real Estate Acquisition Accounting—In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This update amended existing guidance in order to clarify when an integrated set of assets and activities is considered a business. We adopted ASU 2017-01 on January 1, 2017, and applied it prospectively. Under this new guidance, most of our real estate acquisition activity is no longer considered a business combination and instead is classified as an asset acquisition. As a result, most acquisition-related costs that would have been recorded on our consolidated statements of operations prior to adoption have been capitalized and will be amortized over the life of the related assets.
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

We record above-market and below-market lease values for acquired properties based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We amortize any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining non-cancelable terms of the respective lease. We also include fixed-rate renewal options in our calculation of the fair value of below-market leases and the periods over which such leases are amortized. If a tenant has a unilateral option to renew a below-market lease, we include such an option in the calculation of the fair value of such lease and the period over which the lease is amortized if we determine that the tenant has a financial incentive and wherewithal to exercise such option.
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
Impairment of Real Estate and Related Intangible Assets—We monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets may be impaired. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may be greater than fair value, we will assess the recoverability, considering recent operating results, expected net operating cash flow, and plans for future operations. If, based on this analysis of undiscounted cash flows, we do not believe that we will be able to recover the carrying value of the real estate and related intangible assets, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets as defined by Accounting Standards Codification (“ASC”) 360, Property, Plant, and Equipment. Particular examples of events and changes in circumstances that could indicate potential impairments are significant decreases in occupancy, rental income, operating income, and market values.
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
Impact of Recently Issued Accounting Pronouncements—Refer to Note 2 in this annual report on Form 10-K for discussion of the impact of recently issued accounting pronouncements.

Results of Operations
Summary of Operating Activities for the Years Ended December 31, 2017 and 2016

			Favorable (Unfavorable) Change
(In thousands, except per share amounts)	2017	2016	Change	Non-Same-Center	Same-Center
Operating Data:
Total revenues	$162,577	$129,796	$32,781	$31,661	$1,120
Property operating expenses	(27,270)	(22,226)	(5,044)	(4,794)	(250)
Real estate tax expenses	(25,154)	(20,157)	(4,997)	(5,036)	39
General and administrative expenses	(19,352)	(18,139)	(1,213)	(1,537)	324
Acquisition expenses	(586)	(10,754)	10,168	10,213	(45)
Termination of affiliate arrangements	(5,962)	—	(5,962)	(5,962)	—
Depreciation and amortization	(71,200)	(56,541)	(14,659)	(13,911)	(748)
Interest expense, net	(22,494)	(10,970)	(11,524)	(11,524)	—
Gain on contribution of properties to unconsolidated joint venture	—	3,341	(3,341)	(3,341)	—
Other (loss) income, net	(90)	153	(243)	(239)	(4)
Net loss attributable to stockholders	$(9,531)	$(5,497)	$(4,034)	$(4,470)	$436

Net loss per share—basic and diluted	$(0.20)	$(0.12)	$(0.08)
We wholly-owned 85 properties as of December 31, 2017, and 74 properties as of December 31, 2016. The Same-Center column in the table above includes the 51 properties that were owned and operational prior to January 1, 2016, which excludes six properties contributed to our joint venture in March 2016 (see Note 4). The Non-Same-Center column includes properties that were acquired after December 31, 2015, in addition to corporate-level income and expenses. In this section, we primarily explain fluctuations in activity shown in the Same-Center column as well as any notable fluctuations in the Non-Same-Center column related to corporate-level activity.
Total revenues—Of the $32.8 million increase in total revenues, $31.7 million was related to the properties acquired in 2016 and 2017. The remaining variance was the result of an increase in revenue among same-center properties, primarily due to a $1.6 million increase in minimum rent, which was driven by a $0.21 increase in same-center minimum rent per square foot and a 0.4% increase in same-center occupancy since December 31, 2016. Same-center tenant recovery income increased $0.9 million as a result of an increase in our overall recovery rate. The growth in rent and tenant recovery income were partially offset by a $0.8 million reduction in straight-line rent, as well as a $0.6 million decrease in lease buyout income.
Property operating expenses—These expenses include (i) operating and maintenance expense, which consists of property related costs including repairs and maintenance costs, landscaping, snow removal, utilities, property insurance costs, security and various other property-related expenses; (ii) bad debt expense; and (iii) property management fees and expenses. Of the $5.0 million increase in property operating expenses, $4.8 million was due to the acquisition of 34 properties in 2016 and 2017. The remaining $0.2 million is primarily related to a $0.4 million increase in bad debt reserves due to higher outstanding common area maintenance (“CAM”) receivables, which are unrelated to tenant bankruptcies, partially offset by a $0.2 million decrease in insurance expenses as a result of negotiating more favorable rates in 2017.
General and administrative expenses—The $1.2 million increase in general and administrative expenses was primarily attributable to a $2.0 million increase in asset management fees as a result of portfolio growth, partially offset by a decrease of $0.8 million in third party professional costs, including transfer agent expenses and investor relations custodial fees. In connection with the termination of the fee-sharing arrangements between American Realty Capital PECO II Advisors, LLC (“ARC”) and PECO in September 2017 as discussed below, the asset management fee has been reduced from 1% to 0.85% under the amended and restated advisory agreement.
Acquisition expenses—Acquisition expenses decreased $10.2 million as a result of adopting ASU 2017-01 in January 2017. Under this guidance, certain property acquisitions are now classified as asset acquisitions, and as a result, the majority of acquisition-related expenses are capitalized and amortized over the life of the related assets. For a more detailed discussion of this adoption, see Note 2.
Termination of affiliate arrangements—The $6.0 million termination of affiliate arrangements was related to the termination of our relationship with ARC. In exchange for a payment of $6.0 million, ARC sold the 77,243 Class B units it owned back to the Operating Partnership at our $22.75 NAV per share, redeemed all of its interests in a special limited partner interest co-owned with Phillips Edison Limited Partnership, and terminated all fee-sharing arrangements with PECO. As a result, our ongoing fees payable to the Advisor have been reduced by 15% (see Note 12).

Depreciation and amortization—Of the $14.7 million increase in depreciation and amortization expense, $13.9 million was related to the properties acquired in 2016 and 2017. The remaining variance was a combination of an increase in land improvements, building improvements, tenant improvements, and leasing commission amortization due to new leases and write-offs resulting from early lease terminations at certain same-center properties.
Interest expense, net—Of the $11.5 million increase in interest expense, $10.1 million is related to higher borrowings in 2017 on the term loans and revolving credit facility due to acquiring new properties in 2016 and 2017, as well as an increase of $0.6 million in amortization of deferred financing costs, related to new debt instruments. Additionally, $0.8 million of the increase is related to new mortgage loans assumed in connection with certain acquisitions throughout 2016 and 2017, partially offset by mortgages that have matured.
Gain on contribution of properties to unconsolidated joint venture—The $3.3 million decrease is due to the gain on the contribution of six properties to our joint venture in March 2016.
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
We wholly-owned 74 properties as of December 31, 2016 and 57 properties as of December 31, 2015. The Same-Center column in the table above includes the 20 properties that were owned and operational prior to January 1, 2015. The Non-Same-Center column includes properties that were acquired after December 31, 2014, in addition to corporate-level income and expenses. In this section, we primarily explain fluctuations in activity shown in the Same-Center column as well as any notable fluctuations in the Non-Same-Center column related to corporate-level activity.
Total revenues—Of the $69.4 million increase in total revenues, $67.4 million was related to the properties acquired in 2015 and 2016. The remaining variance was the result of an increase in revenue among same-center properties, primarily due to a $1.2 million increase in rental income, which was primarily driven by a $0.22 increase in same-center minimum rent per square foot since December 31, 2015. We also had a $0.9 million increase in same-center tenant recovery income, which resulted from the combination of increases in real estate tax expense and our overall recovery rate.
General and administrative expenses—The $14.4 million increase in general and administrative expenses was primarily attributable to the $10.0 million increase in cash asset management fees, as a result of the change to our advisory fee structure as of January 1, 2016. Previously, the asset management fee had been deferred via the issuance of Class B units, which did not result in the recognition of expense under GAAP. The asset management fee percentage did not increase; however, 80% is now paid through cash and therefore recognized as expense under GAAP, with 20% remaining as Class B units. We also had increases of $1.0 million in transfer agent expense, $0.6 million of additional distributions on Class B units as a result of an increase in outstanding Class B units, and $2.8 million in professional fees that were primarily due to third-party valuation work for determination of our per share estimated value, higher costs for investor relations custodial fees, and an overall increase in the corporate-level costs associated with managing a larger portfolio.
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
Gain on contribution of properties to unconsolidated joint venture—The $3.3 million increase is due to the gain on the contributions of six properties to our joint venture in March 2016.

Leasing Activity
Below is a summary of leasing activity for the years ended December 31, 2017 and 2016:

	Total Deals		Inline Deals(1)
	2017	2016	2017	2016
New leases:
Number of leases	70	82	69	80
Square footage (in thousands)	157	213	142	183
First-year base rental revenue (in thousands)	$2,751	$3,599	$2,602	$3,363
Average rent per square foot (“PSF”)	$17.52	$16.93	$18.31	$18.37
Average cost PSF of executing new leases(2)(3)	$32.31	$33.68	$30.47	$36.75
Weighted-average lease term (in years)	7.7	7.9	7.4	8.2
Renewals and options:
Number of leases	178	172	173	162
Square footage (in thousands)	492	672	366	350
First-year base rental revenue (in thousands)	$9,078	$9,389	$7,881	$7,005
Average rent PSF	$18.45	$13.97	$21.54	$20.03
Average rent PSF prior to renewals	$16.45	$12.73	$19.12	$18.03
Percentage increase in average rent PSF	12.0%	9.8%	12.5%	11.1%
Average cost PSF of executing renewals and options(2)(3)	$3.77	$3.39	$4.57	$4.36
Weighted-average lease term (in years)	4.9	5.4	4.9	5.3
Portfolio retention rate(4)	87.8%	85.8%	83.7%	81.5%

(1)	We consider an inline deal to be a lease for less than 10,000 square feet of gross leasable area (“GLA”).

(2)	The cost of executing new leases, renewals, and options includes leasing commissions, tenant improvement costs, and tenant concessions.

(3)	The costs associated with landlord improvements are excluded for repositioning and redevelopment projects.

(4)	The portfolio retention rate is calculated by dividing (a) total square feet of retained tenants with current period lease expirations by (b) the square feet of leases expiring during the period.
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

Non-GAAP Measures
Same-Center Net Operating Income
We present Same-Center NOI as a supplemental measure of our performance. We define NOI as total operating revenues less property operating expenses, real estate taxes, and non-cash revenue items. Same-Center NOI represents the NOI for the 51 properties that were wholly-owned and operational for the entire portion of both comparable reporting periods. We believe that NOI and Same-Center NOI provide useful information to our investors about our financial and operating performance because each provides a performance measure of the revenues and expenses directly involved in owning and operating real estate assets and provides a perspective not immediately apparent from net income. Because Same-Center NOI excludes the change in NOI from properties acquired after December 31, 2015, it highlights operating trends such as occupancy levels, rental rates, and operating costs on properties that were operational for both comparable periods. Other REITs may use different methodologies for calculating Same-Center NOI, and accordingly, our Same-Center NOI may not be comparable to other REITs.
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

The table below is a comparison of the Same-Center NOI for the years ended December 31, 2017 and 2016 (in thousands):

	2017	2016	$ Change	% Change
Revenues:
Rental income(1)	$70,929	$69,321	$1,608
Tenant recovery income	26,848	25,903	945
Other property income	534	413	121
Total revenues	98,311	95,637	2,674	2.8%
Operating Expenses:
Property operating expenses	17,510	17,282	228
Real estate taxes	15,851	15,891	(40)
Total operating expenses	33,361	33,173	188	0.6%
Total Same-Center NOI	$64,950	$62,464	$2,486	4.0%

(1)	Excludes straight-line rental income, net amortization of above- and below-market leases and lease buyout income.
Below is a reconciliation of net loss to NOI and Same-Center NOI for the years ended December 31, 2017 and 2016 (in thousands):

	2017	2016
Net loss:	$(9,531)	$(5,497)
Adjusted to exclude:
Straight-line rental income	(2,407)	(2,767)
Net amortization of above- and below-market leases	(2,365)	(2,142)
Lease buyout income	(125)	(707)
General and administrative expenses	19,352	18,139
Acquisition expenses	586	10,754
Termination of affiliate arrangements	5,962	—
Depreciation and amortization	71,200	56,541
Interest expense, net	22,494	10,970
Gain on contribution of properties to unconsolidated joint venture	—	(3,341)
Other loss (income), net	90	(153)
NOI	105,256	81,797
Less: NOI from centers excluded from Same-Center	40,306	19,333
Total Same-Center NOI	$64,950	$62,464

Funds from Operations and Modified Funds from Operations
FFO is a non-GAAP performance financial measure that is widely recognized as a measure of REIT operating performance. We use FFO as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) to be net income (loss) attributable to common shareholders computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis.
MFFO is an additional performance financial measure used by us as FFO includes certain non-comparable items that affect our performance over time. MFFO excludes the following items:

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
We believe that MFFO is helpful in assisting management and investors with the assessment of the sustainability of operating performance in future periods. Neither FFO nor MFFO should be considered as an alternative to net income (loss) or income (loss) from continuing operations under GAAP, nor as an indication of our liquidity, nor is either of these measures indicative of funds available to fund our cash needs, including our ability to fund distributions. MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate our business plan in the manner currently contemplated.
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
FFO AND MFFO
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015
(Unaudited)(In thousands, except per share amounts)

	2017	2016	2015
Calculation of FFO
Net loss	$(9,531)	$(5,497)	$(6,698)
Adjustments:
Depreciation and amortization of real estate assets	71,200	56,541	25,778
Gain on contribution of properties to unconsolidated joint venture	—	(3,341)	—
Depreciation and amortization related to unconsolidated joint venture	1,906	716	—
FFO	$63,575	$48,419	$19,080
Calculation of MFFO
FFO	$63,575	$48,419	$19,080
Adjustments:
Net amortization of above- and below-market leases	(2,365)	(2,142)	(1,151)
Straight-line rental income	(2,407)	(2,767)	(2,056)
Acquisition expenses	586	10,754	13,661
Termination of affiliate arrangements	5,962	—	—
Amortization of market debt adjustment	(1,068)	(866)	(845)
Loss (gain) on extinguishment of debt, net	(12)	(80)	(60)
Change in fair value of derivative	(595)	(1,076)	(107)
Adjustments related to unconsolidated joint venture	(46)	189	—
MFFO	$63,630	$52,431	$28,522

Earnings per common share
Weighted-average common shares outstanding - basic	46,544	46,228	36,538
Weighted-average common shares outstanding - diluted(1)	46,547	46,230	36,538
FFO per share - basic and diluted	$1.37	$1.05	$0.52
MFFO per share - basic and diluted	$1.37	$1.13	$0.78

(1)
Restricted stock awards were dilutive to FFO/MFFO for the years ended December 31, 2017 and 2016, and, accordingly, were included in the weighted-average common shares used to calculate diluted FFO/MFFO per share.

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
As of December 31, 2017, we had cash and cash equivalents of $1.4 million. During the year ended December 31, 2017, we had a net cash decrease of $6.8 million, as discussed below.
Operating Activities
Our net cash provided by operating activities consists primarily of cash inflows from tenant rental and recovery payments and cash outflows for property operating expenses, real estate taxes, general and administrative expenses, acquisition expenses, and interest payments.
Our cash flows from operating activities were $50.3 million as of December 31, 2017, compared to $45.4 million from the same period in 2016, primarily due to an increase in the number of properties owned, the length of ownership of those properties, and a 4.0% increase in same-center NOI. Operating cash flows are expected to continue to increase as we grow income from our properties.
Investing Activities
Net cash used in investing activities is impacted by the nature, timing, and extent of improvements to and acquisition of real estate and real estate-related assets.
Cash paid for acquisitions decreased in 2017 compared to 2016. During the year ended December 31, 2017, we had a total cash outlay of $174.7 million related to the acquisition of eleven grocery-anchored shopping centers. During the same period in 2016, we acquired 23 grocery-anchored shopping centers and additional real estate adjacent to a previously acquired center for a total cash investment of $422.4 million.
In March 2016, we entered into a joint venture agreement under which we may contribute up to $50 million of equity. Our initial contribution was $6.9 million as we contributed six properties with a fair value of approximately $94.3 million and received a distribution of $87.4 million in cash. We contributed an additional $2.9 million and $7.7 million in cash to the joint venture during the years ended December 31, 2017 and 2016, respectively, to acquire eight additional assets. During the year ended December 31, 2017, we received $1.0 million in distributions from the joint venture. See Note 4 for more information regarding the joint venture.
In March 2017, our board of directors approved the issuance of certain short-term loans to the joint venture for their acquisition needs. The loans have a term of up to 60 days, and the total outstanding principal balance funded by us should not exceed $15 million at any given time. The interest rate on such loans shall be the greater of a) LIBOR plus 1.70% or b) the borrowing rate on our revolving credit facility. During the year ended December 31, 2017, we loaned the joint venture $1.3 million, which was subsequently repaid. There were no outstanding loans to the joint venture as of December 31, 2017.
Financing Activities
Net cash flows from financing activities are affected by payments of distributions, share repurchases, principal and other payments associated with our outstanding debt, and borrowings during the period. As our debt obligations mature, we intend to refinance the remaining balance, if possible, or pay off the balances at maturity using proceeds from operations and/or corporate-level debt.
As of December 31, 2017, our debt to total enterprise value was 42.2%. Debt to total enterprise value is calculated as net debt (total debt, excluding below-market debt adjustments and deferred financing costs, less cash and cash equivalents) as a percentage of enterprise value (equity value, calculated as total common shares outstanding multiplied by the estimated value per share of $22.75, plus net debt).
We have access to a revolving credit facility with a capacity of up to $350 million and a current interest rate of LIBOR plus 1.55%. As of December 31, 2017, $292.4 million was available for borrowing, from which we may draw funds to pay certain long-term debt obligations as they mature, increase our investment in real estate, or pay operating costs and expenses. The revolving credit facility matures in July 2018; however, we intend to exercise an option to extend the maturity date to January 2019. During the year ended December 31, 2017, we had an increase of $29.4 million in net borrowings from our revolving credit facility compared to an increase of $28.0 million for the same period in 2016.
In September 2017, we executed a new $200 million unsecured term loan facility, which matures in September 2024. Proceeds from this facility were used to pay down the revolving credit facility, enhancing our liquidity and line availability. In October 2017, we executed an interest rate swap that fixes LIBOR at 2.194% on the new $200 million term loan facility for a total fixed effective rate of 4.09%.
We offer an SRP that provides a limited opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations. For a more detailed discussion of our SRP, see Note 10. During the year ended December 31, 2017, we paid cash for repurchases of common stock in the amount of $31.3 million. Due to the program’s funding limits and current outstanding requests, the funds available for repurchases in 2018 are expected to be insufficient to meet all requests.

Activity related to distributions to our stockholders for the years ended December 31, 2017 and 2016, is as follows (in thousands):

	2017	2016
Gross distributions paid	$75,745	$75,127
Distributions reinvested through DRIP	36,537	38,263
Net cash distributions	$39,208	$36,864
Net loss	$(9,531)	$(5,497)
Net cash provided by operating activities	$50,308	$45,353
FFO(1)	$63,575	$48,419

(1) See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures, for the definition of FFO, information regarding why we present FFO, as well as for a reconciliation of this non-GAAP financial measure to net loss on the consolidated statements of operations.
We paid distributions monthly and expect to continue paying distributions monthly unless our results of operations, our general financial condition, general economic conditions or other factors, as determined by our board of directors, make it imprudent to do so. The timing and amount of distributions are determined by our board of directors and are influenced in part by our intention to comply with REIT requirements of the Internal Revenue Code.
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

Contractual Commitments and Contingencies
Our contractual obligations as of December 31, 2017, were as follows (in thousands):

	Payments due by period
	Total	2018		2019	2020	2021	2022	Thereafter
Long-term debt obligations - principal payments	$776,438	$83,725	83,725,000	$187,848	$187,985	$51,931	$19,666	$245,283
Long-term debt obligations - interest payments (1)	100,863	25,222		21,154	15,900	12,119	10,265	16,203
Operating lease obligations	1,092	364		364	364	—	—	—
Total	$878,393	$109,311		$209,366	$204,249	$64,050	$29,931	$261,486

(1)	Future variable-rate interest payments are based on interest rates as of December 31, 2017, including the impact of our swap arrangements.
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
As of December 31, 2017, we were in compliance with the restrictive covenants of our outstanding debt obligations. We expect to continue to meet the requirements of our debt covenants over the short- and long-term.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We utilize interest rate swaps in order to hedge a portion of our exposure to interest rate fluctuations. We do not intend to enter into derivative or interest rate transactions for speculative purposes. Our hedging decisions are determined based upon the facts and circumstances existing at the time of the hedge and may differ from our currently anticipated hedging strategy. Because we use derivative financial instruments to hedge against interest rate fluctuations, we may be exposed to both credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.
As of December 31, 2017, we had five interest rate swaps that fixed LIBOR on $570 million of our unsecured term loan facilities (“Term Loans”). We were also party to two interest rate swaps that fixed the variable interest rate on $15.4 million of two of our variable-rate mortgage notes.
As of December 31, 2017, we had not fixed the interest rate on $57.4 million of our unsecured variable-rate debt through derivative financial instruments, and as a result, we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows. The impact on our annual results of operations of a one-percentage point increase in interest rates on the outstanding balance of our variable-rate debt at December 31, 2017, would result in approximately $0.6 million of additional interest expense.
These amounts were determined based on the impact of hypothetical interest rates on our borrowing cost and assume no changes in our capital structure. As the information presented above includes only those exposures that exist as of December 31, 2017, it does not consider those exposures or positions that could arise after that date. Hence, the information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control - Integrated Framework (2013) issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.
Changes in Internal Control over Financial Reporting.
During the quarter ended December 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

w PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Directors and Executive Officers. Phillips Edison Grocery Center REIT II, Inc. (“we,” the “Company,” “our,” or “us”) has provided below certain information about our executive officers and directors:

Name	Position(s)	Age*	Year First Became a Director
Jeffrey S. Edison	Chairman of the Board of Directors and Chief Executive Officer	57	2013
David W. Garrison	Independent Director	62	2013
Mark D. McDade	Independent Director	62	2013
John A. Strong	Independent Director	57	2017
R. Mark Addy	President and Chief Operating Officer	55	N/A
Devin I. Murphy	Chief Financial Officer, Treasurer and Secretary	57	N/A
Jennifer L. Robison	Chief Accounting Officer	41	N/A
* As of the date of this filing
Directors
Jeffrey S. Edison (Chairman of our Board of Directors and Chief Executive Officer)—Mr. Edison has been chairman of our board of directors and our chief executive officer since August 2013. Mr. Edison has served as chairman or co-chairman of the board of directors and chief executive officer of Phillips Edison & Company, Inc. (“PECO”) since December 2009, and as president of PECO since October 2017. Mr. Edison has also served as chairman of the board of directors and the chief executive officer of Phillips Edison Grocery Center REIT III, Inc. (“REIT III”) since April 2016. Mr. Edison, together with Michael C. Phillips, founded Phillips Edison Limited Partnership (“PELP”) in 1991 and served as a principal of PELP from 1995 until it was acquired by PECO in 2017. From 1991 to 1995, Mr. Edison was employed by Nations Bank’s South Charles Realty Corporation, serving as a senior vice president from 1993 until 1995 and as a vice president from 1991 until 1993. Mr. Edison was employed by Morgan Stanley Realty Incorporated from 1987 until 1990 and was employed by The Taubman Company from 1984 until 1987. Mr. Edison received his bachelor’s degree in mathematics and economics from Colgate University in 1982 and a master’s degree in business administration from Harvard Business School in 1984.
Among the most important factors that led to our board of directors’ recommendation that Mr. Edison serve as our director are Mr. Edison’s leadership skills, integrity, judgment, knowledge of our company, his prior experience as a director and chief executive officer, and his commercial real estate expertise.
David W. Garrison (Independent Director)—Mr. Garrison has served as one of our directors since September 2013. Mr. Garrison is currently chief navigator of Garrison Growth, an international consulting services firm. From October 2002 to June 2013, Mr. Garrison served as chief executive officer and director of iBahn Corp. (formerly STSN), a provider of broadband services for hotels. On September 6, 2013, iBahn Corp. filed for bankruptcy protection under the provisions of Chapter 11 of the United States Bankruptcy Code for the District of Delaware. Such action was dismissed by the court on February 3, 2015. From 2000 to 2001, Mr. Garrison was chairman and chief executive officer of Verestar, a satellite services company, where he also served on the board of Verestar's parent company, American Tower. From 1995 to 1998, Mr. Garrison was chairman and chief executive officer of Netcom, a pioneer Internet service provider. From January 2003 to July 2013, Mr. Garrison served as a director of SonicWall, Inc., where at various times he served on the Audit Committee, the Compensation Committee (Chair) and the Corporate Governance and Nominations Committee. From 1997 to 2002, Mr. Garrison served as an independent director of Ameritrade, the first online trading company, and he was also the chair of the compensation committee and lead independent director at different times. Mr. Garrison holds a bachelor of science degree from Syracuse University and a master of business administration degree from Harvard University. Among the most important factors that led to the board of directors’ recommendation that Mr. Garrison serve as our director are Mr. Garrison’s integrity, judgment, leadership skills, commercial business experience, public company director experience and independence from management, our sponsor and its affiliates.
Mark D. McDade (Independent Director)—Mr. McDade has served one of our directors since September 2013. Mr. McDade has served as executive vice president of Established Brands, Solutions and Supply for UCB from February 2013. He also served as chief operating officer of UCB, SA, located in Brussels, Belgium, until January 2017. From April 2008 to February 2013, Mr. McDade served as executive vice president of Global Operations for UCB. From 2002 until late 2007, Mr. McDade served as chief executive officer and a director of PDL Biopharma Inc., an antibody-based biopharmaceutical company located in Redwood City, California. Prior to 2002, he served as chief executive officer of Signature Bioscience Inc., located in San Francisco, California. Mr. McDade was founder and a director of Corixa Corporation, where he served as chief operating officer from September 1994 to December 1998 and as president and chief operating officer from January 1999 until his departure in late 2000 to join Signature Bioscience Inc. Before Corixa Corporation, Mr. McDade was chief operating officer of Boehringer Mannheim Therapeutics, the bio-pharmaceutical division of Corange Ltd., and prior to that he held several positions at Sandoz Ltd., including in business development, product management and general management. Mr. McDade received his bachelor of arts degree from Dartmouth College and his master of business administration degree from Harvard Business School. Among the most important factors that led to the board of directors’ recommendation that Mr. McDade serve as our director are Mr. McDade’s integrity, judgment, leadership skills, commercial business experience, public company director experience, and independence from management and our sponsor and its affiliates.

John A. Strong (Independent Director)—Dr. Strong has served as one of our directors since May 2017. Since July 2010, Dr. Strong has served as chairman and chief executive officer of Bankers Financial Corporation, a diversified financial services company for outsourcing solutions for claims, policy and flood products for insurers; insurance tracking for lenders; human resources solutions for small business; warranties for consumer electronics and new homes; insurance and maintenance services for properties, businesses and builders; and surety bonds for bail. Since 2007 he has served as a board member of Bankers Financial Corporation. From 2005 to 2010 he served as the president and managing partner of Greensboro Radiology. Dr. Strong holds a Doctor of Medicine degree from Michigan State University College of Human Medicine as well as his Residency and Fellowship in Radiology from Duke University, and a bachelor of arts in mathematics degree from Duke University. Among the most important factors that led to the board of directors’ recommendation that Dr. Strong serve as our director are Dr. Strong’s integrity, judgment, leadership skills, financial and management expertise, and independence from management, our sponsor and its affiliates.
Executive Officers
R. Mark Addy—Mr. Addy has served as our president or co-president and chief operating officer since August 2013. Mr. Addy has also served as the president and chief operating officer of REIT III since April 2016, as the president or co-president of PECO from April 2013 to October 2017, as well as the chief operating officer of PECO from October 2010 to October 2017, and as the executive vice president of PECO since October 2017. Mr. Addy served as chief operating officer for PELP from 2004 to October 2010. He served PELP as senior vice president from 2002 until 2004, when he became chief operating officer. Mr. Addy was the top executive in the Cincinnati, Ohio headquarters, responsible for implementing the company’s growth strategy. Prior to joining PELP, Mr. Addy practiced law with Santen & Hughes in the areas of commercial real estate, financing and leasing, mergers and acquisitions, and general corporate law from 1987 until 2002. Mr. Addy was the youngest law partner in the 50-year history of Santen & Hughes, and served as president of Santen & Hughes from 1996 through 2002. While at Santen & Hughes, he represented PELP from its inception in 1991 to 2002. Mr. Addy received his bachelor’s degree in environmental science and chemistry from Bowling Green State University, where he received the President’s Award for academic achievement and was a member of the Order of the Omega leadership honor society. Mr. Addy received his law degree from the University of Toledo, where he was a member of the Order of the Barristers.
Devin I. Murphy—Mr. Murphy has served as our chief financial officer, treasurer and secretary since August 2013. He also serves as the chief financial officer, treasurer and secretary of REIT III since April 2016, and of as a principal and chief financial officer of PECO since June 2013. From November 2009 to June 2013, he served as Vice chairman of Investment Banking at Morgan Stanley. He began his real estate career in 1986 when he joined the real estate group at Morgan Stanley as an associate. Prior to rejoining Morgan Stanley in June 2009, Mr. Murphy was a managing partner of Coventry Real Estate Advisors, (“Coventry”), a real estate private equity firm founded in 1998 which sponsors a series of institutional investment funds that acquire and develop retail properties. Prior to joining Coventry in March 2008, from February 2004 until November 2007, Mr. Murphy served as global head of real estate investment banking for Deutsche Bank Securities, Inc. (“Deutsche Bank”). At Deutsche Bank, Mr. Murphy ran a team of over 100 professionals located in eight offices in the United States, Europe and Asia. Prior to joining Deutsche Bank, Mr. Murphy was with Morgan Stanley for 15 years. He held a number of senior positions at Morgan Stanley including co-head of United States real estate investment banking and head of the private capital markets group. Mr. Murphy served on the investment committee of the Morgan Stanley Real Estate Funds from 1994 until his departure in 2004. Mr. Murphy has served as an advisory director for Hawkeye Partners, a real estate private equity firm headquartered in Austin, Texas, since March 2005 and for Trigate Capital, a real estate private equity firm headquartered in Dallas, Texas, since September 2007. Mr. Murphy received a master’s of business administration degree from the University of Michigan and a bachelor of arts degree with honors from the College of William and Mary. He is a member of the Urban Land Institute, the Pension Real Estate Association and the National Association of Real Estate Investment Trusts.
Jennifer L. Robison—Ms. Robison has served as our chief accounting officer since March 2015. Ms. Robison has also served as the chief accounting officer of REIT I since March 2015 and REIT III since April 2016. Ms. Robison has served as the senior vice president and chief accounting officer of PELP since July 2014. From February 2005 to July 2014, Ms. Robison served as vice president, financial reporting at Ventas, Inc., an S&P 500 company and one of the ten largest equity REITs in the country. Prior to her time at Ventas, Ms. Robison served as an audit manager at Mountjoy Chilton Medley LLP from September 2003 to February 2005. Ms. Robison began her career at Ernst & Young LLP, serving most recently as assurance manager, and was an employee there from February 1996 to September 2003. She received a bachelor of arts degree in accounting from Bellarmine University, where she graduated magna cum laude. Ms. Robison is a certified public accountant and a member of the American Institute of Certified Public Accountants, the National Association of Real Estate Investments Trusts and the SEC Professional Group.
Section 16(a) Beneficial Ownership Reporting Compliance—Under U.S. securities laws, directors, executive officers and any persons beneficially owning more than 10% of our common stock are required to report their initial ownership of the common stock and most changes in that ownership to the Securities and Exchange Commission (“SEC”). The SEC has designated specific due dates for these reports, and we are required to identify in this proxy statement those persons who did not file these reports when due. Based solely on our review of copies of the reports filed with the SEC and written representations of our directors and executive officers, one Form 3 for Dr. Strong and one Form 4 for each of Messrs. Garrison and McDade and Dr. Strong were inadvertently filed late.
Code of Ethics—We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our Principal Executive Officer and Principal Financial Officer. Our Code of Ethics may be found on our website at www.grocerycenterreit2.com/investor-relations/governance.
Audit Committee—The Audit Committee’s primary function is to assist our board of directors in fulfilling its responsibilities by overseeing our independent auditors and reviewing the financial information to be provided to our stockholders and others, overseeing the system of internal control over financial reporting that our management has established, and overseeing our audit and financial reporting process. The Audit Committee is also responsible for overseeing our compliance with applicable laws and regulations and for establishing procedures for the ethical conduct of our business. The Audit Committee fulfills these responsibilities primarily by carrying out the activities enumerated in the Audit Committee Charter adopted by our board of directors in 2013. The Audit Committee Charter is available on our website at www.grocerycenterreit2.com/investor-relations/governance.
The members of the Audit Committee currently are David W. Garrison (Chair), Mark D. McDade and John A. Strong. The board of directors has determined that Mr. Garrison, who is an independent director, qualifies as the Audit Committee “financial expert” within the meaning of SEC rules.

ITEM 11. EXECUTIVE COMPENSATION
Messrs. Edison, Addy and Murphy, and Ms. Robison, are our executive officers. They are not our employees and do not receive compensation from us. Our executive officers are employees of PECO. A subsidiary of PECO has entered into an advisory agreement with us whereby it is responsible for providing our day-to-day management (subject to the authority of our board of directors) and it is responsible for compensating its employees, including the executive officers.
Compensation of Directors—The following table sets forth information concerning the compensation of our independent directors for the year ended December 31, 2017:

	Fees Earned or
Name	Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
David W. Garrison	66,000	25,000	91,000
Mark D. McDade	37,000	25,000	62,000
John A. Strong	22,000	25,000	47,000
C. Ann Chao (2)	24,000	—	24,000
Paul J. Massey, Jr. (2)	21,000	—	21,000

(1)
Represents the aggregate grant date fair value of restricted stock awards made to our directors in 2017, calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. Such aggregate grant date fair values do not take into account any estimated forfeitures related to service-vesting conditions. The amounts reported in this column reflect the accounting cost for these restricted stock awards, and do not correspond to the actual economic value that may be received by the director upon vesting of the awards. Assumptions used in the calculation of these amounts are included in Note 2 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(2)	Former Director that resigned in August 2017.
As of December 31, 2017, the non-employee members of our Board held the following outstanding equity awards: Mr. Garrison held 1,934 shares of restricted stock, Mr. McDade held 1,934 shares of restricted stock and Mr. Strong held 1,100 shares of restricted stock.

Cash Compensation—We pay each of our independent directors:

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
Equity Compensation Plan Information—The following table provides information as of December 31, 2017 regarding shares of common stock that may be issued under our equity compensation plans, consisting of our 2013 Long-Term Incentive Plan (the “2013 Plan”) and our 2013 Independent Director Stock Plan (the “Director Plan”).

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted Average exercise price of outstanding options, warrants and rights (b)($)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a)) (c)
Equity compensation plans approved by security holders:	4,968	$—	4,195,032	(1)
Equity compensation plans not approved by security holders:	—	—	—
Total	4,968	$—	4,195,032

(1)	As of December 31, 2017, there were 4,000,000 shares available for grants under the 2013 Plan and 200,000 shares available for grants under the Director Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table shows, as of February 28, 2018, the amount of our common stock beneficially owned (unless otherwise indicated) by (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (2) our directors and director nominees, (3) our executive officers and (4) all of our directors, director nominees and executive officers as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percentage
Jeffrey S. Edison	51,111	*
David W. Garrison	1,771	*
Mark D. McDade	3,434	*
John A. Strong	—	*
R. Mark Addy	2,874	*
Devin I. Murphy	—	*
Jennifer L. Robison	—	*
All officers, directors and director nominees as a group	59,190	*
* Less than 1.0%

(1)	Address of each named beneficial owner is c/o Phillips Edison Grocery Center REIT II, Inc., 11501 Northlake Drive, Cincinnati, Ohio 45249.

(2)	None of the shares are pledged as security.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Director Independence
Although our shares are not listed for trading on any national securities exchange, a majority of our directors, and all of the members of the Audit Committee and Conflicts Committee are “independent” as defined by the New York Stock Exchange (the “NYSE”). The NYSE standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, the board of directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder, or officer of an organization that has a relationship with us). The board of directors has determined that each of David W. Garrison, Mark D. McDade, and John A. Strong, is “independent” as defined by the NYSE.
Transactions with Related Persons
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
Our Relationship with the Advisor—On December 3, 2015, we entered into an advisory agreement (the “Advisory Agreement”) with Phillips Edison NTR II LLC (the “Advisor”). Certain of our officers, Messrs. Edison, Addy, Murphy, and Ms. Robinson, serve as the executive officers of the Advisor. The Advisor is wholly owned by PECO. On September 1, 2017, we entered in an Amended and Restated Advisory Agreement with the Advisor (the “Amended Advisory Agreement”). Pursuant to the Advisory Agreement and the Amended Advisory Agreement, the Advisor is entitled to specified fees for certain services, including managing our day-to-day activities and implementing our investment strategy.
We pay the Advisor an acquisition fee related to services provided in connection with the selection and purchase or origination of real estate and real estate-related investments. The acquisition fee under the Advisory Agreement was equal to 1.0% of the cost of investments acquired or originated by us, including any debt attributable to such investments. The acquisition fee under the Amended Advisory Agreement is equal to 0.85% of the cost of investments acquired or originated by us, including any debt attributable to such investments. We incurred acquisition fees payable to the Advisor affiliates of approximately $1.9 million for the year ended December 31, 2017, all of which had been paid as of December 31, 2017.
In addition to acquisition fees, we reimbursed the Advisor for customary acquisition expenses, whether or not we ultimately acquire an asset. For the year ended December 31, 2017, we incurred acquisition expenses reimbursable to the Advisor of approximately $0.6 million.
During the year ended December 31, 2017, within 60 days after the end of each calendar quarter (subject to the approval of our board of directors), we, as the sole member of the general partner of Phillips Edison Grocery Center Operating Partnership II, L.P. (the “Operating Partnership”), caused the Operating Partnership to pay an asset management subordinated participation by issuing a number of restricted operating partnership units designated as Class B Units of our Operating Partnership (“Class B Units”) to the Advisor and American Realty Capital PECO II Advisors, LLC, our former advisor (“ARC”), equal to: (i) (a) 0.05% prior to September 1, 2017 and (b) 0.045% on or after September 1, 2017, multiplied by the cost of assets divided by (ii) our per share NAV.
Class B Units are subject to forfeiture until such time as: (a) the value of the Operating Partnership's assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6% cumulative, pretax, non-compounded annual return thereon, or the “economic hurdle”; (b) any one of the following events occurs concurrently with or subsequently to the achievement of the economic hurdle described above: (i) a listing of our common stock on a national securities exchange; (ii) a transaction to which we or our Operating Partnership shall be a party, as a result of which partnership units in our operating partnership or our common stock shall be exchanged for or converted into the right, or the holders of such securities shall otherwise be entitled, to receive cash, securities or other property or any combination thereof; or (iii) the termination of the Amended Advisory Agreement without cause, provided that we do not engage an affiliate of PECO as our new external advisor following such termination; and (c) the Advisor is providing services to us immediately prior to the occurrence of an event of the type described in clause (b) above, unless the failure to provide such services is attributable to the termination without cause of the Amended Advisory Agreement by an affirmative vote of a majority of our independent directors after the economic hurdle described above has been met.
Any outstanding Class B Units will be forfeited immediately if the Amended Advisory Agreement is terminated for any reason other than a termination without cause. Any outstanding Class B Units will be forfeited immediately if the Amended Advisory Agreement is terminated without cause by an affirmative vote of a majority of our board of directors before the economic hurdle described above has been met. During the year ended December 31, 2017, the Operating Partnership issued a total of 92,549 Class B Units to ARC and the Advisor for the asset management services performed during the period from October 1, 2016 through September 30, 2017. In March 2018, the Operating Partnership issued 19,727 Class B Units to the Advisor for the asset management services performed during the period from October 1, 2017 through December 31, 2017. The Class B Units are participating securities that receive distributions at the same rates and dates as the distributions paid to our common stockholders. These distributions are calculated as the product of the number of Class B Units issued to date and the stated distribution rate at the time such distribution is authorized.
We also pay the Advisor a monthly asset management fee at the rate of (i) 0.06667% prior to September 1, 2017 and (ii) 0.05667% on and after September 1, 2017 multiplied by the cost of our assets as of the last day of the preceding monthly period. During the year ended December 31, 2017, we paid $12.0 million of asset management fees to the Advisor.
Under the terms of a separate agreement between the Advisor and ARC that was in effect through August 31, 2017, the Advisor generally assigned to ARC 15% of all acquisition fees, asset management fees and disposition fees paid to the Advisor under the Advisory Agreement. This agreement was terminated on September 1, 2017.
Additionally, the Advisor incurred general and administrative expenses on our behalf for which the Advisor was entitled to reimbursement during the year ended December 31, 2017, of which approximately $119,000 remained due and payable as of December 31, 2017.
Joint Venture—On March 22, 2016, we entered into a joint venture through our indirect wholly-owned subsidiary, PE OP II Value Added Grocery, LLC (“REIT Member”), with a limited partnership (“Investor Member”) affiliated with TPG Real Estate, and with PECO Value Added Grocery Manager, LLC (“PECO Member”), a wholly-owned subsidiary of PECO and an affiliate of the Advisor. The joint venture was formed pursuant to the Limited Liability Company Agreement (the “Joint Venture Agreement”) of Phillips Edison Value Added Grocery Venture, LLC (the “Joint Venture”).
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
PECO Member manages and conducts the day-to-day operations and affairs of the Joint Venture, subject to certain major decisions set forth in the Joint Venture Agreement that require either the consent of a majority in interest of the Joint Venture members or the unanimous consent of the Joint Venture members. Under these provisions of the Joint Venture Agreement, REIT Member has customary approval rights in respect of major decisions, but does not have the right to cause or prohibit various material transactions, including acquisitions, dispositions, financings, significant leasing, causing the Joint Venture to make distributions, significant capital expenditures and related investment decisions or actions in respect of litigation. TPG has the ability to remove PECO Member as manager of the Joint Venture under certain circumstances, including a default by PECO Member.
The Joint Venture’s income, losses and distributions are generally allocated based on the members’ respective ownership interests, including the PECO Member promote described below. Distributions of net cash are anticipated to be made on a monthly basis, as appropriate. Additional capital contributions in proportion to the members’ respective capital interests to the Joint Venture may be required. In addition to the contribution of the Initial Properties (as defined below), the REIT Member made additional capital contributions of $2.9 million to the Joint Venture during the year ended December 31, 2017.
Pursuant to the Joint Venture Agreement, PECO Member is entitled to a customary promote subject to a preferred return and a hurdle. With respect to REIT Member’s investment, PECO Member will receive 15% of net operating cash flow distributions after a 10% return, and then 22.5% after a 15% return. PECO Member will also be entitled to a quarterly asset management fee equal to a percentage of the aggregate investment value of the property owned by the Joint Venture. The portion of the asset management fee payable with respect to REIT Member’s investment will be (1) 0.5% until an aggregate amount of $917,500 has been paid to PECO Member and (2) 1% thereafter. During the year ended December 31, 2017, the Joint Venture paid to PECO Member $395,000 in asset management fees, $79,000 of which was paid with respect to the REIT Member’s investment.
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
On March 22, 2016, the Joint Venture also entered into a Master Property Management, Leasing and Construction Management Agreement with Phillips Edison & Company, Ltd., pursuant to which Phillips Edison & Company, Ltd. acts as the property manager for the Initial Properties and has responsibility for the day-to-day management, operation and maintenance of the Initial Properties. Under the terms of this agreement, Phillips Edison & Company, Ltd. receives a monthly management fee equal to 4% of the gross revenues collected from the operation of each property, certain leasing and construction management fees at market rates for the geographic area in which any property is located and reimbursements for certain expenses and costs. During the year ended December 31, 2017, the Joint Venture paid to Phillips Edison & Company, Ltd. $912,000 in property management fees.
Our Relationship with the Manager—Prior to October 4, 2017, all of our real properties were managed and leased by Phillips Edison & Company, Ltd., a subsidiary of PECO. On October 4, 2017, we entered into separate Master Property Management and Master Services Agreements with Phillips Edison Grocery Center Operating Partnership I, L.P., another subsidiary of PECO, and Phillips Edison & Company, Ltd., respectively. Pursuant to these agreements, both of these entities now collectively perform all of the property management and leasing services previously provided solely by Phillips Edison & Company, Ltd. We refer to these entities collectively as our “Manager.”
We pay to our Manager monthly property management fees equal to 4% of the annualized gross revenues of the properties managed by our Manager. In addition to the property management fee, if our Manager provides leasing services with respect to a property, we pay our Manager leasing fees in an amount equal to the usual and customary leasing fees charged by unaffiliated persons rendering comparable services based on national market rates. We pay a leasing fee to our Manager in connection with a tenant’s exercise of an option to extend an existing lease, and the leasing fees payable to the Manager may be increased by up to 50% in the event that the Manager engages a co-broker to lease a particular vacancy. We reimburse the costs and expenses incurred by our Manager on our behalf, including legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, as well as fees and expenses of third-party accountants.
If we engage our Manager to provide construction management services with respect to a particular property, we will pay a construction management fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the property.
Our Manager hires, directs and establishes policies for employees who have direct responsibility for the operations of each real property it manages, which may include, but is not limited, to on-site managers and building and maintenance personnel. Certain employees of our Manager may be employed on a part-time basis and may also be employed by the Advisor or certain of its affiliates. Our Manager also directs the purchase of equipment and supplies and supervises all maintenance activity.
For the year ended December 31, 2017, we incurred property management fees of approximately $6.0 million, leasing fees of approximately $3.3 million, and construction management fees of approximately $0.9 million due to our Manager. Additionally, our Manager incurred approximately $3.8 million of costs and expenses on our behalf for which our Manager was entitled to reimbursement during the year ended December 31, 2017, of which approximately $0.5 million remained due and payable as of December 31, 2017. Of these costs and expenses, $184,000 was attributable to travel related expenses for business purposes on aircraft owned by a company in which Mr. Edison has a 50% ownership interest. The aircraft were utilized to provide timely and cost-effective travel alternatives in connection with company related business activities at market rates.
Termination of ARC Agreements—On September 1, 2017, we entered into an agreement with ARC to terminate all remaining contractual and economic relationships between us and ARC. In exchange for a payment of $6 million, ARC sold their unvested Class B units and their interests in a special limited partner interest co-owned with PECO back to us, and terminated all fee-sharing arrangements with the Advisor.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Auditors—During the year ended December 31, 2017, Deloitte & Touche LLP served as our independent auditor and provided certain domestic tax and other services. Deloitte & Touche LLP has served as our independent auditor since our formation in 2013. The Audit Committee intends to engage Deloitte & Touche LLP as our independent auditor to audit our consolidated financial statements for the year ending December 31, 2018. The Audit Committee may, however, select new auditors at any time in the future in its discretion if it deems such decision to be in our best interest. Any decision to select new auditors would be disclosed to our stockholders in accordance with applicable securities laws.

Preapproval Policies—The Audit Committee charter imposes a duty on the Audit Committee to preapprove all auditing services performed for us by our independent auditors, as well as all permitted nonaudit services (including the fees and terms thereof) in order to ensure that the provision of such services does not impair the auditors’ independence. Unless a type of service to be provided by the independent auditors has received “general” preapproval, it will require “specific” preapproval by the Audit Committee. Additionally, any proposed services exceeding “general” preapproved cost levels will require specific preapproval by the Audit Committee.
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
Requests or applications to provide services that require specific preapproval by the Audit Committee will be submitted to the Audit Committee by both the independent auditors and the chief financial officer, and must include a joint statement as to whether, in their view, the request or application is consistent with the SEC’s rules on auditor independence. The Chair of the Audit Committee has been delegated the authority to specifically preapprove all services not covered by the general preapproval guidelines up to an amount not to exceed $75,000 per occurrence. Amounts requiring preapproval in excess of $75,000 per occurrence require specific preapproval by all members of the Audit Committee prior to engagement of our independent auditors. All amounts specifically preapproved by the Chair of the Audit Committee in accordance with this policy are to be disclosed to the full Audit Committee at the next regularly scheduled meeting. All services rendered by Deloitte & Touche LLP for the year ended December 31, 2017 were preapproved in accordance with the policies and procedures described above.
Principal Auditor Fees—The aggregate fees billed to us for professional accounting services, including the audit of our annual consolidated financial statements by our principal auditor for the year ended December 31, 2017 and 2016, are set forth in the table below:

	2017	2016
Audit fees	$475,000	$505,800
Audit-related fees	—	19,000
Tax fees	—	—
All other fees	—	—
Total	$475,000	$524,800
For purposes of the preceding table, the principal auditor’s professional fees are classified as follows:
Audit fees—These are fees for professional services performed for the audit of our annual consolidated financial statements and the required review of quarterly consolidated financial statements and other procedures performed by the principal auditor in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements, including reviews of our consolidated financial statements included in the registration statements, as amended, related to our public offerings of common stock. Audit fees are presented for the period to which the audit work relates, regardless of whether the fees are actually billed during the period.
Audit-related fees—These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the consolidated financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews, and consultation concerning financial accounting and reporting standards.
Tax fees—These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our consolidated financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state, and local issues. Services also may include assistance with tax audits and appeals before the Internal Revenue Service and similar state and local agencies, as well as federal, state, and local tax issues related to due diligence. Tax fees are presented for the period in which the services were provided.
All other fees—These are fees for any services not included in the above-described categories.

w PART IV
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
Agreement of Limited Partnership of Operating Partnership
4.1
Amended and Restated Agreement of Limited Partnership of Phillips Edison Grocery Center Operating Partnership II, L.P., dated January 22, 2015 (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

4.2
First Amendment to Amended and Restated Agreement of Limited Partnership of Phillips Edison Grocery Center Operating Partnership II, L.P., dated December 3, 2015 (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015)

4.3
Second Amendment to Amended and Restated Agreement of Limited Partnership of Phillips Edison Grocery Center Operating Partnership II, L.P., dated March 22, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016)

4.4
Third Amendment to Amended and Restated Agreement of Limited Partnership of Phillips Edison Grocery Center Operating Partnership II, L.P. dated September 1, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2017)

Distribution Reinvestment Plan
4.5
Distribution Reinvestment Plan (incorporated by reference to Appendix A to the prospectus contained in Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-3 filed February 12, 2016)

Advisory Agreement
10.1
Advisory Agreement by and among the Company, Phillips Edison Grocery Center Operating Partnership II, L.P. and Phillips Edison NTR II, LLC, dated December 3, 2015 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015)

10.2
First Amendment to Advisory Agreement, dated March 22, 2016, by and among Phillips Edison Grocery Center REIT II, Inc., Phillips Edison Grocery Center Operating Partnership II L.P. and Phillips Edison NTR II LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016)

10.3
Amended and Restated Advisory Agreement by and among the Company, Phillips Edison Grocery Center Operating Partnership II, L.P. and Phillips Edison NTR II, LLC dated September 1, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2017)

10.4
First Amendment to Amended and Restated Advisory Agreement by and among the Company, Phillips Edison Grocery Center Operating Partnership II, L.P. and Phillips Edison NTR II, LLC dated January 22, 2018*

Master Property Management, Leasing, and Construction Management Agreement
10.5
Amended and Restated Master Property Management, Leasing and Construction Management Agreement by and among the Company, Phillips Edison - ARC Grocery Center Operating Partnership II, L.P. and Phillips Edison & Company Ltd., dated June 1, 2014 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014)

10.6
Master Property Management, Leasing and Construction Management Agreement, dated March 22, 2016, by and between Phillips Edison Value Added Grocery Venture, LLC and Phillips Edison & Company Ltd (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016)

10.7
Master Property Management Agreement by and among the Company, Phillips Edison Grocery Center Operating Partnership II, L.P., and Phillips Edison Grocery Center Operating Partnership I, L.P., dated October 4, 2017*

10.8	Master Services Agreement by and among the Company, Phillips Edison Grocery Center Operating Partnership II, L.P., and Phillips Edison & Company, Ltd., dated October 4, 2017*
Independent Director Stock Plan
10.9	2013 Independent Director Stock Plan (incorporated by reference to Exhibit 10.4 to the Pre-Effective Amendment No.2 to the Company’s Registration Statement on the Form S-11 filed November 8, 2013)**
Long-Term Incentive Plan
10.10	2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Pre-Effective Amendment No.2 to the Company’s Registration Statement on the Form S-11 filed November 8, 2013)**
Credit Agreement
10.11
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

10.12
First Amendment to Credit Agreement, by and among Phillips Edison Grocery Center Operating Partnership II, L.P., Phillips Edison Grocery Center REIT II, Inc., certain subsidiary guarantors, KeyBank National Association, and the lenders named therein, dated June 3, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 9, 2016)

10.13	Term Loan Agreement dated September 25, 2017 for $200.0 million (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2017)
Interest Rate Derivative Agreements
10.14
Confirmation letter #1 regarding the terms and conditions of the interest rate swap transactions between Phillips Edison Grocery Center Operating Partnership II,L.P. and Fifth Third Bank, dated July 8, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2016)

10.15
Confirmation letter #2 regarding the terms and conditions of the interest rate swap transactions between Phillips Edison Grocery Center Operating Partnership II,L.P. and Fifth Third Bank, dated July 8, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2016)

10.16
Confirmation letter #3 regarding the terms and conditions of the interest rate swap transactions between Phillips Edison Grocery Center Operating Partnership II,L.P. and Fifth Third Bank, dated December 28, 2016 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016)

10.17
Confirmation letter regarding the terms and conditions of the interest rate swap transactions between Phillips Edison Grocery Center Operating Partnership II,L.P. and Regions Bank, dated December 28, 2016 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016)

10.18
Confirmation letter regarding the terms and conditions of the interest rate swap transaction between Phillips Edison Grocery Center Operating Partnership II, L.P. and Regions Bank, dated October 25, 2017*

Other
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
101.1
The following information from the Company’s annual report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Equity; and (iv) Consolidated Statements of Cash Flows*

* Filed herewith
** Indicates compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY
None.

*
All schedules other than the one listed in the index have been omitted as the required information is either not applicable or the information is already presented in the consolidated financial statements or the related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Phillips Edison Grocery Center REIT II, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Phillips Edison Grocery Center REIT II, Inc., and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, equity, and cash flows for each of the three years in the period ended December 31, 2017, the related notes and the consolidated financial statement schedule listed in the Index at Item 15 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
Cincinnati, Ohio
March 27, 2018
We have served as the Company's auditor since 2013.

PHILLIPS EDISON GROCERY CENTER REIT II, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2017 AND 2016
(In thousands, except per share amounts)

	2017	2016
ASSETS
Investment in real estate:
Land and improvements	$520,526	$452,515
Building and improvements	1,047,758	905,705
Acquired in-place lease assets	158,510	138,916
Acquired above-market lease assets	14,742	13,024
Total investment in property	1,741,536	1,510,160
Accumulated depreciation and amortization	(157,290)	(85,255)
Net investment in property	1,584,246	1,424,905
Investment in unconsolidated joint venture	16,076	14,287
Total investment in real estate assets, net	1,600,322	1,439,192
Cash and cash equivalents	1,435	8,259
Restricted cash	4,382	2,829
Other assets, net	46,178	36,247
Total assets	$1,652,317	$1,486,527
LIABILITIES AND EQUITY
Liabilities:
Debt obligations, net	$775,275	$533,215
Acquired below market lease intangibles, net	54,994	53,196
Accounts payable – affiliates	1,808	3,499
Accounts payable and other liabilities	36,961	34,383
Total liabilities	869,038	624,293
Commitments and contingencies (Note 8)	—	—
Equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized, zero shares issued
and outstanding at December 31, 2017 and 2016, respectively	—	—
Common stock, $0.01 par value per share, 1,000,000 shares authorized, 46,584 and 46,372
shares issued and outstanding at December 31, 2017 and 2016, respectively	468	463
Additional paid-in capital	1,031,685	1,026,887
Accumulated other comprehensive income	6,459	4,390
Accumulated deficit	(255,333)	(169,506)
Total equity	783,279	862,234
Total liabilities and equity	$1,652,317	$1,486,527
See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015
(In thousands, except per share amounts)

	2017	2016	2015
Revenues:
Rental income	$119,444	$95,877	$44,494
Tenant recovery income	42,265	33,311	15,510
Other property income	868	608	409
Total revenues	162,577	129,796	60,413
Expenses:
Property operating	27,270	22,226	10,756
Real estate taxes	25,154	20,157	9,592
General and administrative	19,352	18,139	3,744
Acquisition expenses	586	10,754	13,661
Termination of affiliate arrangements	5,962	—	—
Depreciation and amortization	71,200	56,541	25,778
Total expenses	149,524	127,817	63,531
Other:
Interest expense, net	(22,494)	(10,970)	(3,990)
Gain on contribution of properties to unconsolidated joint venture	—	3,341	—
Other (loss) income, net	(90)	153	410
Net loss	$(9,531)	$(5,497)	$(6,698)
Per share information - basic and diluted:
Loss per share - basic and diluted	$(0.20)	$(0.12)	$(0.18)
Weighted-average common shares outstanding:
Basic	46,544	46,228	36,538
Diluted	46,544	46,230	36,538

Comprehensive loss:
Net loss	$(9,531)	$(5,497)	$(6,698)
Other comprehensive income:
Change in unrealized gain on interest rate swaps	1,553	4,390	—
Comprehensive loss	$(7,978)	$(1,107)	$(6,698)
See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015
(In thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at January 1, 2015	22,548	$225	$490,996	$—	$(22,720)	$468,501
Issuance of common stock	22,136	221	549,054	—	—	549,275
Share repurchases	(215)	(2)	(5,047)	—	—	(5,049)
Distribution Reinvestment Plan (“DRIP”)	1,254	14	29,768	—	—	29,782
Common distributions declared, $1.62 per share	—	—	—	—	(59,390)	(59,390)
Offering costs	—	—	(53,136)	—	—	(53,136)
Net loss	—	—	—	—	(6,698)	(6,698)
Balance at December 31, 2015	45,723	$458	$1,011,635	$—	$(88,808)	$923,285
Share repurchases	(1,021)	(12)	(23,019)	—	—	(23,031)
DRIP	1,670	17	38,246	—	—	38,263
Change in unrealized gain on interest rate swaps	—	—	—	4,390	—	4,390
Common distributions declared, $1.62 per share	—	—	—	—	(75,201)	(75,201)
Share-based compensation	—	—	25	—	—	25
Net loss	—	—	—	—	(5,497)	(5,497)
Balance at December 31, 2016, as reported	46,372	$463	$1,026,887	$4,390	$(169,506)	$862,234
Adoption of new accounting pronouncement (see Note 9)	—	—	—	516	(516)	—
Balance at January 1, 2017, as adjusted	46,372	$463	$1,026,887	$4,906	$(170,022)	$862,234
Share repurchases	(1,402)	(13)	(31,759)	—	—	(31,772)
DRIP	1,613	18	36,519	—	—	36,537
Change in unrealized gain on interest rate swaps	—	—	—	1,553	—	1,553
Common distributions declared, $1.62 per share	—	—	—	—	(75,780)	(75,780)
Share-based compensation	1	—	38	—	—	38
Net loss	—	—	—	—	(9,531)	(9,531)
Balance at December 31, 2017	46,584	$468	$1,031,685	$6,459	$(255,333)	$783,279
See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015
(In thousands)

	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,531)	$(5,497)	$(6,698)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	69,937	55,219	24,889
Net amortization of above- and below-market leases	(2,365)	(2,142)	(1,151)
Amortization of deferred financing expense	2,802	2,245	1,056
Gain on contribution of properties	—	(3,341)	—
Changes in fair value of derivatives	(595)	(1,076)	(107)
Straight-line rental income	(2,407)	(2,767)	(2,056)
Equity in net loss of unconsolidated joint venture	115	316	—
Other	184	407	(45)
Changes in operating assets and liabilities:
Accounts receivable and accounts payable – affiliates	(1,691)	2,365	1,890
Other assets	(9,323)	(10,079)	(10,541)
Accounts payable and other liabilities	3,182	9,703	9,381
Net cash provided by operating activities	50,308	45,353	16,618
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(174,701)	(422,416)	(609,281)
Capital expenditures	(20,930)	(17,803)	(8,660)
Change in restricted cash and investments	(1,553)	(1,680)	(913)
Investment in unconsolidated joint venture	(2,854)	(7,715)	—
Return of investment in unconsolidated joint venture	950	—	—
Proceeds after contribution to unconsolidated joint venture	—	87,386	—
Principal disbursement on notes receivable - affiliates	(1,272)	—	—
Principal proceeds on notes receivable - affiliates	1,272	—	—
Net cash used in investing activities	(199,088)	(362,228)	(618,854)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in credit facility	29,357	28,000	—
Proceeds from mortgages and loans payable	200,000	370,000	—
Payments on mortgages and loans payable	(14,460)	(22,727)	(20,745)
Payments of deferred financing expenses	(2,400)	(5,722)	(1,192)
Distributions paid, net of DRIP	(39,208)	(36,864)	(26,332)
Repurchases of common stock	(31,333)	(24,912)	(3,250)
Payment of offering costs	—	—	(57,278)
Proceeds from issuance of common stock	—	—	549,275
Net cash provided by financing activities	141,956	307,775	440,478
Net decrease in cash and cash equivalents	(6,824)	(9,100)	(161,758)
CASH AND CASH EQUIVALENTS:
Beginning of period	8,259	17,359	179,117
End of period	$1,435	$8,259	$17,359

SUPPLEMENTAL CASH FLOW DISCLOSURE, INCLUDING NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$20,256	$9,347	$3,562
Fair value of assumed debt	29,015	80,956	74,553
Assumed interest rate swaps	—	—	1,517
Initial investment in unconsolidated joint venture	—	6,888	—
Accrued capital expenditures	2,385	2,490	5,873
Change in offering costs payable to sponsor(s)	—	—	(4,142)
Change in distributions payable	35	75	3,276
Change in accrued share repurchase obligation	439	(1,881)	1,799
Distributions reinvested	36,537	38,263	29,782
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
Our advisor and property managers are owned by Phillips Edison & Company, Inc. and its subsidiaries (“PECO,” “Advisor,” or “Manager”), formerly known as Phillips Edison Grocery Center REIT I, Inc. On October 4, 2017, PECO acquired our advisor and property managers from Phillips Edison Limited Partnership (“PELP”). Under the terms of the advisory agreement (“Advisory Agreement”) and the master property management and master services agreements (“Management Agreements”) between subsidiaries of PECO and us, PECO is responsible for the management of our day-to-day activities and the implementation of our investment strategy.
As of December 31, 2017, we wholly-owned fee simple interests in 85 real estate properties acquired from third parties unaffiliated with us or PECO. In addition, we owned a 20% equity interest in a joint venture that owned 14 real estate properties as of December 31, 2017 (see Note 4).

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
Partially-Owned Entities—If we determine that we are an owner in a variable-interest entity (“VIE”), and we hold a controlling financial interest, then we will consolidate the entity as the primary beneficiary. For a partially-owned entity determined not to be a VIE, we analyze rights held by each partner to determine which would be the consolidating party. We will generally consolidate entities (in the absence of other factors when determining control) when we have over a 50% ownership interest in the entity. We will assess our interests in VIEs on an ongoing basis to determine whether or not we are the primary beneficiary. However, we will also evaluate who controls the entity even in circumstances in which we have greater than a 50% ownership interest. If we do not control the entity due to the lack of decision-making abilities, we will not consolidate the entity. We have determined that the Operating Partnership is considered a VIE. We are the primary beneficiary of the VIE and our partnership interest is considered a majority voting interest. As such, we have consolidated the Operating Partnership and its wholly-owned subsidiaries.
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
Investment in Property and Lease Intangibles—In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This update amended existing guidance in order to clarify when an integrated set of assets and activities is considered a business. We adopted ASU 2017-01 on January 1, 2017, and applied it prospectively. Under this new guidance, most of our real estate acquisition activity is no longer considered a business combination and is instead classified as an asset acquisition. As a result, most acquisition-related costs that would have been recorded on our consolidated statements of operations prior to adoption have been capitalized and will be amortized over the life of the related asset. Costs incurred related to properties that were not ultimately acquired were recorded as Acquisition Expenses on our consolidated statements of operations. As of December 31, 2017, none of our real estate acquisitions in 2017 met the definition of a business; therefore, we accounted for all as asset acquisitions.
Real estate assets are stated at cost less accumulated depreciation. The majority of acquisition-related costs are capitalized and allocated to the various classes of assets acquired. These costs are then amortized over the estimated useful lives associated with the assets acquired. Depreciation is computed using the straight-line method. The estimated useful lives for computing depreciation are generally not to exceed 5-7 years for furniture, fixtures and equipment, 15 years for land improvements, and 30 years for buildings and building improvements. Tenant improvements are amortized over the shorter of the respective lease term or the expected useful life of the asset. Major replacements that extend the useful lives of the assets are capitalized, and maintenance and repair costs are expensed as incurred.
Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. If deemed unrecoverable on an undiscounted basis, such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset. We recorded no impairments for the years ended December 31, 2017, 2016, and 2015.
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
Acquired above- and below-market lease values are recorded based on the present value (using discount rates that reflect the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of the market lease rates for the corresponding in-place leases. The capitalized above- and below-market lease values are amortized as adjustments to rental income over the remaining terms of the respective leases. We also consider fixed rate renewal options in our calculation of the fair value of below-market leases and the periods over which such leases are amortized. If a tenant has a unilateral option to renew a below-market lease and we determine that the tenant has a financial incentive to exercise such option, we include such an option in the calculation of the fair value of such lease and the period over which the lease is amortized.
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
Deferred Financing Expenses—Deferred financing expenses are capitalized and amortized on a straight-line basis over the term of the related financing arrangement, which approximates the effective interest method. Deferred financing costs related to our term loan facilities and mortgages are in Debt Obligations, Net, while deferred financing costs related to our revolving credit facility are in Other Assets, Net, on our consolidated balance sheets. Deferred financing costs related to the revolving credit facility were $0.6 million and $1.8 million, as of December 31, 2017 and 2016, respectively, which are net of accumulated amortization of $3.4 million and $2.2 million, respectively.
Fair Value Measurement—Accounting Standard Codification (“ASC”) 820, Fair Value Measurement (“ASC 820”), defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. ASC 820 emphasizes that fair value is intended to be a market-based measurement, as opposed to a transaction-specific measurement. Fair value is defined by ASC 820 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, various techniques and assumptions can be used to estimate the fair value. Assets and liabilities are measured using inputs from three levels of the fair value hierarchy, as follows:
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
If we conclude that we are not the owner, for accounting purposes, of the tenant improvements (the lessee is the owner), then the leased asset is the unimproved space and any tenant allowances funded under the lease are treated as lease incentives, which reduce revenue recognized over the term of the lease. In these circumstances, we begin revenue recognition when the lessee takes possession of the unimproved space to construct their own improvements. We consider a number of different factors in evaluating whether we or the lessee is the owner of the tenant improvements for accounting purposes. These factors include:

•	whether the lease stipulates how and on what a tenant improvement allowance may be spent;

•	whether the tenant or landlord retains legal title to the improvements;

•	the uniqueness of the improvements;

•	the expected economic life of the tenant improvements relative to the length of the lease; and

•	who constructs or directs the construction of the improvements.
We recognize rental income on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of Other Assets, Net. Due to the impact of the straight-line adjustments, rental income generally will be greater than the cash collected in the early years and will be less than the cash collected in the later years of a lease. As of December 31, 2017 and 2016, the deferred rent receivable was $7.7 million and $5.1 million, respectively. Our policy for percentage rental income is to defer recognition of contingent rental income until the specified target (i.e. breakpoint) that triggers the contingent rental income is achieved.
Reimbursements from tenants for recoverable real estate tax and operating expenses are accrued as revenue in the period in which the applicable expenses are incurred. We make certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. We do not expect the actual results to materially differ from the estimated reimbursements.
We periodically review the collectability of outstanding receivables, which were $21.4 million and $16.1 million as of December 31, 2017 and 2016, respectively. Allowances will be taken for those balances that we deem to be uncollectible, including any amounts relating to straight-line rent receivables and/or receivables for recoverable expenses. As of December 31, 2017 and 2016, the bad debt reserve was $2.1 million and $1.0 million, respectively.
We record lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met, collectability is reasonably assured and the tenant is no longer occupying the property. Upon early lease termination, we provide for losses related to unrecovered tenant-specific intangibles and other assets.
Income Taxes—We have elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). Our qualification and taxation as a REIT depends on our ability, on a continuing basis, to meet certain organizational and operational qualification requirements imposed upon REITs by the Code. If we fail to qualify as a REIT for any reason in a taxable year, we will be subject to tax on our taxable income at regular corporate rates. We would not be able to deduct distributions paid to stockholders in any year in which we fail to qualify as a REIT. We will also be disqualified for the four taxable years following the year during which qualification was lost unless we are entitled to relief under specific statutory provisions. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income, property or net worth, respectively, and to federal income and excise taxes on our undistributed income. Additionally, GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. We believe it is more likely than not that our tax positions will be sustained in any tax examinations. We are continuing to evaluate the impact of the Tax Cuts and Jobs Act on the organization as a whole. We do not expect the impact of the Tax Cuts and Jobs Act to have a material impact on the financial statements.
The tax composition of our distributions declared for the years ended December 31, 2017 and 2016, was as follows:

	2017	2016
Ordinary Income	14.84%	19.81%
Return of Capital	85.16%	80.19%
Total	100.00%	100.00%
Repurchase of Common Stock—We offer a share repurchase program (“SRP”) which may allow certain stockholders to have their shares repurchased subject to approval and certain limitations and restrictions (see Note 10). Under our SRP, the maximum amount of common stock that we may redeem, at the shareholder’s election, during any calendar year is limited, among other things, to 5% of the weighted-average number of shares outstanding during the prior calendar year. The maximum amount is reduced each reporting period by the current year share redemptions to date. In addition, the cash available for repurchases on any particular date is generally limited to the proceeds from the DRIP during the preceding four fiscal quarters, less amounts already used for repurchases since the beginning of that period.
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
Class B Units—We issue Class B units of the Operating Partnership as compensation for the asset management services provided by PECO under our Advisory Agreement. Under the limited partnership agreement of the Operating Partnership, as amended, the Class B units vests, and are no longer subject to forfeiture, at such time as the following events occur: (x) the value of the Operating Partnership’s assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6% cumulative, pre-tax, non-compounded annual return thereon (the “economic hurdle” or the “market condition”); (y) any one of the following occurs: (1) the termination of our Advisory Agreement by an affirmative vote of a majority of our independent directors without cause, provided that we do not engage an affiliate of PECO as our new external advisor following such termination; (2) a listing event; or (3) another liquidity event; and (z) the advisor under such Advisory Agreement is still providing advisory services to us (the “service condition”). Such Class B units will be forfeited immediately if: (a) the Advisory Agreement is terminated for cause; or (b) the Advisory Agreement is terminated by an affirmative vote of a majority of our independent directors without cause before the economic hurdle has been met.
The Class B units have both a market condition and a service condition up to and through a Liquidity Event (“Liquidity Event”). A Liquidity Event is defined as being the first to occur of the following: (i) a listing, (ii) a termination without cause (as discussed above), or (iii) another liquidity event. Therefore, the vesting of Class B units occurs only upon completion of both the market condition and service condition. Additionally, PECO has no disincentive for nonperformance other than the forfeiture of Class B units, which is not a sufficiently large disincentive for nonperformance and, accordingly, no performance commitment exists. Because PECO can be terminated without cause before a Liquidity Event occurs, and at such time the market condition and service condition may not be satisfied, the Class B units may be forfeited. Additionally, if the market condition and service condition had been satisfied and a Liquidity Event had not occurred, the Class B unit holders could not control the Liquidity Event because each of the aforementioned events that represent a Liquidity Event must be approved unanimously by our independent directors. As a result, we have concluded that the service condition is not probable.
Because the satisfaction of the market and service conditions is not probable, no compensation will be recognized unless the market condition and service condition become probable. Based on our conclusion of the market condition and service condition not being probable, the Class B units will be treated as unissued for accounting purposes until the market condition, service condition and liquidity event have been achieved. However, as the Class B unit holders are not required to return the distributions if the Class B units are forfeited before they vest, the distributions will be treated as compensation expense. This expense will be calculated as the product of the number of unvested Class B units issued to date and the stated distribution rate at the time such distribution is authorized.

We have concluded that PECO’s performance under the Advisory Agreement is not complete until it has served as the advisor through the date of a Liquidity Event because, prior to such date, the Class B units are subject to forfeiture by the unit holders. As a result, we have concluded the measurement date occurs when a Liquidity Event has occurred and at such time PECO has continued providing advisory services, and that the Class B units are not considered issued until such a Liquidity Event.
Stock-based Compensation—We account for our stock-based compensation plan based on guidance which requires that compensation expense be recognized on the fair value of the stock awards less estimated forfeitures. Our restricted stock grants vest based upon the completion of a service period (“service-based grants”). Service-based grants are valued according to the determined value per share for our common stock at the date of grant. Awards of service-based grants of stock are expensed as compensation on a straight-line basis over the vesting period. These awards follow a graded vesting schedule over approximately four years. For the years ended December 31, 2017 and 2016, we recognized $38,000 and $25,000, respectively, of stock-based compensation expense as a component of General and Administrative Expense on the consolidated statements of operations. As of December 31, 2017, we had $74,000 of total unrecognized compensation cost related to unvested stock compensation. Such unrecognized compensation cost is expected to be recognized over a weighted average period of approximately two years.
Segment Reporting—In 2017, we modified our approach of evaluating operating segments. We internally evaluate the operating performance of our portfolio of properties and currently do not differentiate properties by geography, size, or type. As operating performance is reviewed at a portfolio level rather than at a property level, our entire portfolio of properties is considered to be one operating segment. Accordingly, we did not report any other segment disclosures in 2017.
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
January 1, 2018
We adopted this standard concurrently with ASU 2014-09, listed below. We expect the adoption will impact our transactions that are subject to the amendments, which, although expected to be infrequent, would include a partial sale of real estate or contribution of a nonfinancial asset to form a joint venture.

As it relates to gains on sale of real estate, we expect to recognize any gains when we transfer control of a property and will no longer apply existing sales criteria in ASC 360, Property, Plant, and Equipment. We have evaluated the impact of ASU 2017-05 on $0.5 million of deferred gains relating to the contribution of real estate assets in 2016 to our joint venture. We will recognize on January 1, 2018, through a cumulative effect adjustment to retained earnings, this deferred gain. Other than the cumulative effect adjustment relating to this deferred gain, the adoption of ASC 606 did not have a significant impact.

ASU 2016-18, Statement of Cash Flows (Topic 230)
This update amends existing guidance in order to clarify the classification and presentation of restricted cash on the statement of cash flows. It is effective for annual reporting periods beginning after December 15, 2017, but early adoption is permitted.
January 1, 2018
Upon adoption, we will include amounts generally described as restricted cash within the beginning-of-period and end-of-period total amounts on the statement of cash flows. This change will not have a material impact on the consolidated financial statements.

ASU 2016-15, Statement of Cash Flows (Topic 230)
This update addresses the presentation of eight specific cash receipts and cash payments on the statement of cash flows. It is effective for annual reporting periods beginning after December 15, 2017, but early adoption is permitted.
January 1, 2018
We have evaluated the impact the adoption of this standard will have on our consolidated financial statements. Of the eight specific cash receipts and cash payments listed within this guidance, only three would be applicable to our business as it stands currently: debt prepayment or debt extinguishment costs, proceeds from settlement of insurance claims, and distributions received from equity method investees. This change will not have a material impact on the consolidated financial statements. We will apply the guidance for all of the eight cash flow types to any future transactions when applicable.

ASU 2016-02, Leases (Topic 842)
This update amends existing guidance by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This update is effective for annual reporting periods beginning after December 15, 2018, but early adoption is permitted.
January 1, 2019
We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements. We have identified areas within our accounting policies we believe could be impacted by the new
standard. This standard impacts the lessor’s
ability to capitalize certain costs related to leasing, which will result in a reduction in the amount of execution costs currently being capitalized in connection with leasing activities. In January 2018, the FASB issued a proposed ASU related to ASC 842. The update would allow lessors to use a practical expedient to account for non-lease components and related lease components as a single lease component instead of accounting for them separately, if certain conditions are met. This proposal is currently under consideration by regulators. We also expect to recognize right of use assets on our consolidated balance sheets related to certain ground leases where we are the lessee. We will continue to evaluate the effect the adoption of ASU 2016-02 will have on our consolidated financial statements. However, we currently believe that the adoption of ASU 2016-02 will not have a material impact on our consolidated financial statements.

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
January 1, 2018
Our revenue-producing contracts are primarily leases that are not within the scope of this standard. As a result, the adoption of this standard did not have a material impact on our rental or reimbursement revenue. We are adopting this guidance on a modified retrospective basis.

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
Upon adoption, we included a disclosure related to the effect of our hedging activities on our consolidated statements of operations. This disclosure also eliminated the periodic measurement and recognition of hedging ineffectiveness. We adopted this guidance on a modified retrospective basis and applied an adjustment to Accumulated Other Comprehensive Income with a corresponding adjustment to the opening balance of Accumulated Deficit as of the beginning of 2017. For a more detailed discussion of this adoption, see Note 9.

ASU 2017-01, Business Combinations (Topic 805)	This update amended existing guidance in order to clarify when an integrated set of assets and activities is considered a business.	January 1, 2017
During the year ended December 31, 2017, we capitalized $4.5 million of acquisition costs as a result of this adoption. For a more detailed discussion of the effect of this adoption on our financial statements, refer to the Investment in Property and Lease Intangibles section above.

Reclassification—The following line items on our consolidated balance sheet for the year ended December 31, 2016, were reclassified to conform to the current year presentation:

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
Debt Obligations—We estimate the fair value of our debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by our lenders using Level 3 inputs. The discount rate used approximates current lending rates for loans or groups of loans with similar maturities and credit quality, assuming the debt is outstanding through maturity and considering the debt’s collateral (if applicable). We have utilized market information, as available, or present value techniques to estimate the amounts required to be disclosed.
The following is a summary of borrowings as of December 31, 2017 and 2016 (dollars in thousands):

	2017	2016
Fair value	$770,537	$527,167
Recorded value (1)	780,545	537,736

(1)	Recorded value does not include net deferred financing costs of $5.3 million and $4.5 million as of December 31, 2017 and 2016, respectively.
Derivative Instruments—As of December 31, 2017, we had five interest rate swaps that fixed LIBOR on $570 million of our unsecured term loan facilities (“Term Loans”) and as of December 31, 2016, we had two interest rate swaps that fixed LIBOR on $243 million of the Term Loans. For a more detailed discussion of our cash flow hedges, see Note 9. As of December 31, 2017 and 2016, we were also party to two interest rate swaps that fixed the variable interest rate on $15.4 million and $15.8 million, respectively, of two of our variable-rate mortgage notes. The change in fair value of these instruments is recorded in Other (Loss) Income, Net on the consolidated statements of operations and was not material for the years ended December 31, 2017, 2016, or 2015.
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
In accordance with ASC 820 Fair Value Measurement, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.
Although we determined that the significant inputs used to value our derivatives fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2017 and 2016, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

We record derivative assets as Other Assets, Net and derivative liabilities as Accounts Payable and Other Liabilities on our consolidated balance sheets. The fair value measurements of our derivative assets and liabilities as of December 31, 2017 and 2016 were as follows (in thousands):

	2017	2016
Derivative asset:
Interest rate swaps designated as hedging instruments - Term Loans	$6,544	$5,369
Derivative liability:
Interest rate swaps designated as hedging instruments - Term Loans	$85	$463
Interest rate swaps not designated as hedging instruments - mortgage notes	255	850
Total	$340	$1,313

4. INVESTMENT IN UNCONSOLIDATED JOINT VENTURE
In March 2016, we entered into a joint venture (“Joint Venture”) where we may contribute up to $50 million of equity. In 2016, we made an initial net contribution of $6.9 million, consisting of six shopping centers valued at approximately $94.3 million in exchange for $87.4 million in cash. The contribution of properties was considered a partial sale, and as a result, we deferred 20% of the gain from the contribution and recognized an immediate net gain of $3.3 million. The following table summarizes our unconsolidated joint venture as of December 31, 2017 and 2016 (dollars in thousands):

	Ownership Percentage	Number of Shopping Centers	Contributions		Distributions
			2017	2016	2017	2016
Joint Venture	20%	14	$2,854	$7,715	$950	$—
In March 2017, our board of directors approved certain short-term loans (the “JV Loans”) that we may provide to the Joint Venture for its acquisition needs. The JV Loans have terms of up to 60 days, and are to be funded 20% by us. Our portion of the outstanding principal should not exceed $15 million at any given time. The JV Loans will incur interest at a rate equal to the greater of a) LIBOR plus 1.70%, or b) the borrowing rate on our revolving credit facility. In June 2017, we loaned the Joint Venture $1.3 million, which was subsequently repaid in July 2017. As of December 31, 2017, there were no outstanding loans between the Joint Venture and us.

5. REAL ESTATE ACQUISITIONS
During the year ended December 31, 2017, we acquired eleven grocery-anchored shopping centers. During the year ended December 31, 2016, we acquired 23 grocery-anchored shopping centers and additional real estate adjacent to a previously acquired center.
For the years ended December 31, 2017 and 2016, we allocated the purchase prices to the fair value of the assets acquired and liabilities assumed as follows (in thousands):

	2017	2016
Land and improvements	$59,969	$156,577
Building and improvements	129,451	316,806
Acquired in-place leases	19,594	48,554
Acquired above-market leases	1,718	2,547
Acquired below-market leases	(6,394)	(18,017)
Total assets and lease liabilities acquired	204,338	506,467
Less: Fair value of assumed debt at acquisition	29,015	80,956
Net assets acquired	$175,323	$425,511
The weighted-average amortization periods for in-place, above-market, and below-market lease intangibles acquired during the years ended December 31, 2017 and 2016, are as follows (in years):

	2017	2016
Acquired in-place leases	11	12
Acquired above-market leases	7	7
Acquired below-market leases	19	16

6. ACQUIRED INTANGIBLE LEASES
Acquired intangible lease assets and liabilities consisted of the following amounts as of December 31, 2017 and 2016 (in thousands):

	2017	2016
In-place leases	$158,510	$138,916
Above-market leases	14,742	13,024
Total intangible lease assets	173,252	151,940
Accumulated amortization	(42,124)	(23,274)
Net intangible lease assets	$131,128	$128,666

Below-market lease liabilities	$65,953	$59,558
Accumulated amortization	(10,959)	(6,362)
Net below-market lease liabilities	$54,994	$53,196
Summarized below is the amortization recorded on the intangible assets and liabilities for the years ended December 31, 2017, 2016 and 2015, (in thousands):

	2017	2016	2015
In-place leases	$16,618	$13,201	$6,665
Above-market leases	2,232	1,883	987
Below-market leases	(4,597)	(4,025)	(2,138)
Total	$14,253	$11,059	$5,514
Estimated future amortization of the respective acquired intangible lease assets and liabilities as of December 31, 2017, for each of the next five years is as follows (in thousands):

Year	In-Place Leases	Above-Market Leases	Below-Market Leases
2018	$16,477	$2,206	$(4,616)
2019	15,774	1,855	(4,510)
2020	15,020	1,461	(4,402)
2021	13,044	1,200	(4,362)
2022	11,684	986	(4,205)

7. DEBT OBLIGATIONS, NET
The following is a summary of the outstanding principal balances of our debt obligations as of December 31, 2017 and 2016 (in thousands):

	Interest Rate(1)	2017	2016
Revolving credit facility(2)	3.04%	$57,357	$28,000
Term loans(3)	2.24%-4.09%	570,000	370,000
Mortgages payable(4)	3.45%-6.64%	149,081	134,941
Assumed below-market debt adjustment, net(5)		4,107	4,795
Deferred financing costs, net(6)		(5,270)	(4,521)
Total		$775,275	$533,215

(1)	Includes the effects of derivative financial instruments (see Notes 3 and 9).

(2)
The revolving credit facility matures in July 2018. We intend to exercise an option to extend the maturity date to January 2019. Gross borrowings under our revolving credit facility were $313.0 million and gross payments on our revolving credit facility were $283.6 million during the year ended December 31, 2017. The revolving credit facility had a maximum capacity of $350 million as of December 31, 2017 and 2016.

(3)
The term loans consist of a $185 million tranche maturing in 2019 and a $185 million tranche maturing in 2020, each of which have options to extend to 2021. A maturity date extension for the first or second tranche on the term loans requires the payment of an extension fee of 0.15% of the outstanding principal amount of the corresponding tranche. In September 2017, we executed a new $200 million term loan, which matures in 2024.

(4)
Due to the non-recourse nature of our fixed-rate mortgages, the assets and liabilities of the related properties are neither available to pay the debts of the consolidated property-holding limited liability companies nor constitute obligations of such consolidated limited liability companies as of December 31, 2017.

(5)	Net of accumulated amortization of $2.0 million and $1.3 million as of December 31, 2017 and 2016, respectively.

(6)	Net of accumulated amortization of $2.6 million and $1.2 million as of December 31, 2017 and 2016, respectively.
As of December 31, 2017 and 2016, the weighted-average interest rate for all of our debt obligations was 3.5% and 3.0%, respectively.
The allocation of total debt between fixed and variable-rate as well as between secured and unsecured, excluding market debt adjustments and deferred financing costs is summarized below (in thousands):

	2017	2016
As to interest rate:(1)
Fixed-rate debt	$719,081	$377,941
Variable-rate debt	57,357	155,000
Total	$776,438	$532,941
As to collateralization:
Unsecured debt	$627,357	$398,000
Secured debt	149,081	134,941
Total	$776,438	$532,941

(1)	Includes the effects of derivative financial instruments (see Notes 3 and 9).
Below is a listing of our maturity schedule with the respective principal payment obligations, excluding market debt adjustments and deferred financing costs (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total
Revolving credit facility(1)	$57,357	$—	$—	$—	$—	$—	$57,357
Term loans	—	185,000	185,000	—	—	200,000	570,000
Mortgages payable	26,368	2,848	2,985	51,931	19,666	45,283	149,081
Total maturing debt	$83,725	$187,848	$187,985	$51,931	$19,666	$245,283	$776,438

(1)	The revolving credit facility matures in July 2018. We intend to exercise an option to extend the maturity date to January 2019.

8. COMMITMENTS AND CONTINGENCIES
Litigation—We are involved in various claims and litigation matters arising in the ordinary course of business, some of which involve claims for damages. Many of these matters are covered by insurance, although they may nevertheless be subject to deductibles or retentions. Although the ultimate liability for these matters cannot be determined, based upon information currently available, we believe the resolution of such claims and litigation will not have a material adverse effect on our consolidated financial statements.
Environmental Matters—In connection with the ownership and operation of real estate, we may potentially be liable for costs and damages related to environmental matters. In addition, we may own or acquire certain properties that are subject to environmental remediation. Generally, the seller of the property, the tenant of the property, and/or another third party is responsible for environmental remediation costs related to a property. Additionally, in connection with the purchase of certain properties, the respective sellers and/or tenants may agree to indemnify us against future remediation costs. We also carry environmental liability insurance on our properties that provides limited coverage for any remediation liability and/or pollution liability for third-party bodily injury and/or property damage claims for which we may be liable. We are not aware of any environmental matters which we believe are reasonably likely to have a material effect on our consolidated financial statements.
Operating Lease—We lease land under a long-term lease at one property, which was acquired in 2016. The lease term expires in December 2020, at which time the lessor has the first option to sell the property to us, or otherwise we have the option to extend the lease. Total rental expense for the lease was $0.4 million and $0.3 million for the years ended December 31, 2017 and 2016, respectively. Approximate minimum rental commitments remaining under the noncancelable terms of the lease as of December 31, 2017, are as follows: (i) 2018, $364,000; (ii) 2019, $364,000; and (iii) 2020, $364,000. There is no rental commitment for 2021 or thereafter.

9. DERIVATIVES AND HEDGING ACTIVITIES
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
In accordance with the modified retrospective transition method required by ASU 2017-12, we recognized the cumulative effect of the change, representing the reversal of the $0.5 million cumulative ineffectiveness gain as of December 31, 2016, in the opening balance of Accumulated Other Comprehensive Income (“AOCI”) with a corresponding adjustment to the opening balance of Accumulated Deficit as of the beginning of 2017.
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
The changes in the fair value of derivatives designated, and that qualify, as cash flow hedges are recorded in AOCI and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2017 and 2016, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt. The ineffectiveness previously reported in earnings for the quarters ended March 31, 2017 and June 30, 2017, was adjusted to reflect application of the provisions of ASU 2017-12 as of the beginning of 2017 (as discussed above). This adjustment was not material.
Amounts reported in AOCI related to these derivatives will be reclassified to Interest Expense, Net as interest payments are made on the variable-rate debt. During the next twelve months, we estimate that an additional $1.9 million will be reclassified from Other Comprehensive Income to Interest Expense, Net.
The following is a summary of our interest rate swaps that were designated as cash flow hedges of interest rate risk as of December 31, 2017 and 2016 (notional amounts in thousands):

	2017	2016(1)
Count	5	4
Notional Amount	$570,000	$370,000
Fixed LIBOR	0.7%-2.2%	0.7%-1.7%
Maturity Date	2019-2024	2019-2020

(1)	Two of the interest rate swaps with a notional amount of $127 million were entered into in December 2016, but were not effective until January 2017.
The table below details the location of the gain or loss recognized on interest rate derivatives designated as cash flow hedges in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2017 and 2016 (in thousands). There were no cash flow hedges in 2015.

	2017	2016
Amount of gain recognized in other comprehensive income on derivatives	$1,451	$4,199
Amount of gain reclassified from AOCI into interest expense	102	191
Credit risk-related Contingent Features
We have agreements with our derivative counterparties that contain provisions where, if we either default or are capable of being declared in default on any of our indebtedness, we could also be declared to be in default on our derivative obligations. As of December 31, 2017, the fair value of our derivatives in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk related to these agreements, was approximately $0.3 million. As of December 31, 2017, we had not posted any collateral related to these agreements and were not in breach of any agreement provisions. If we had breached any of these provisions, we could have been required to settle our obligations under the agreements at their termination value of $0.3 million.

10. EQUITY
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
Share Repurchase Program—Our SRP provides an opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations. The cash available for repurchases on any particular date will generally be limited to the proceeds from the DRIP during the preceding four fiscal quarters, less amounts already used for repurchases since the beginning of that period. The board of directors reserves the right, in its sole discretion, at any time and from time to time, to reject any request for repurchase. Effective April 14, 2016, the repurchase price per share for all stockholders was equal to the estimated value per share of $22.50, which was subsequently increased to $22.75 on May 9, 2017.
During the year ended December 31, 2017, repurchase requests surpassed the funding limits under the SRP. Approximately 1.4 million shares of common stock were repurchased under our SRP during the year ended December 31, 2017. Due to the program’s funding limits, the funds available for repurchases in 2018 are expected to be insufficient to meet all requests. When we are unable to fulfill all repurchase requests in a given month, we will honor requests on a pro rata basis to the extent funds are available until the requests are satisfied or withdrawn. We will continue to fulfill all repurchases sought upon a stockholder’s death, “qualifying disability,” or “determination of incompetence” in accordance with the terms of the SRP.
Class B Units—The Operating Partnership issues limited partnership units that are designated as Class B units for asset management services provided by PECO. The vesting of Class B units is contingent upon a market condition and service condition. We had 0.4 million unvested Class B units outstanding as of December 31, 2017 and 2016.
In September 2017, we entered into an agreement with American Realty Capital PECO II Advisors, LLC (“ARC”) and its affiliates to terminate all remaining contractual and economic relationships between us and ARC. In exchange for a payment of $6 million, ARC and its affiliates sold their unvested Class B units and their interests in a special limited partner interest co-owned with PELP back to us, and terminated all fee-sharing arrangements with PECO. As a result, our ongoing fees payable to the Advisor have been reduced by 15% (see Note 12).

11. EARNINGS PER SHARE
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
Restricted stock is granted under our 2013 Independent Director Stock Plan and is potentially dilutive. There were 4,968 and 4,448 shares of restricted stock outstanding as of December 31, 2017 and 2016, respectively. There were no shares of restricted stock outstanding as of December 31, 2015. During periods of net loss, these securities are anti-dilutive and, as a result, are excluded from the weighted-average common shares used to calculate diluted EPS.
Class B units are participating securities as they contain non-forfeitable rights to dividends or dividend equivalents, and are potentially dilutive due to their right of conversion to common stock upon vesting. There were 0.4 million, 0.4 million, and 0.2 million Class B units of the Operating Partnership outstanding as of December 31, 2017, 2016 and 2015, respectively. The vesting of the Class B units is contingent upon satisfaction of a market condition and service condition. Since the satisfaction of both conditions was not probable as of December 31, 2017, 2016, and 2015, the Class B units remained unvested and thus were not included in the diluted net income per share computations.

12. RELATED PARTY TRANSACTIONS
Economic Dependency—We are dependent on PECO for certain services that are essential to us, including asset acquisition and disposition decisions, asset management, operating and leasing of our properties, and other general and administrative responsibilities. In the event that PECO is unable to provide such services, we would be required to find alternative service providers, which could result in higher costs and expenses.
Advisor—Effective September 1, 2017, we entered into the amended and restated Advisory Agreement. Pursuant to the Advisory Agreement, the Advisor is entitled to specified fees for certain services, including managing our day-to-day activities and implementing our investment strategy. The Advisor manages our day-to-day affairs and our portfolio of real estate investments subject to the board’s supervision. Prior to December 3, 2015, our advisor was ARC, who entered into a sub-

advisory agreement with the Advisor. The expenses reimbursed to ARC and the Advisor were reimbursed in proportion to the amount of expenses incurred on our behalf by ARC and the Advisor, respectively.
Organization and Offering Costs—Under the terms of the former advisory agreement, we were to reimburse, on a monthly basis, the Advisor, ARC, or their respective affiliates for cumulative organization and offering costs and future organization and offering costs they incurred on our behalf, but only to the extent that the reimbursement would not exceed 2% of gross proceeds raised in all primary offerings measured at the completion of such primary offering.
Summarized below are the cumulative organization and offering costs charged by and the cumulative costs reimbursed to the Advisor, ARC, and their affiliates as of December 31, 2017, 2016, and 2015, and any related amounts reimbursable to us as of December 31, 2017, 2016, and 2015 (in thousands):

	2017	2016	2015
Cumulative organization and offering costs charged	$18,081	$18,081	$18,081
Less: Cumulative organization and offering costs reimbursed	18,081	18,081	19,020
Total organization and offering costs receivable	$—	$—	$(939)
Asset Management Fee and Subordinated Participation

Date	Rate	Payable	Description
January 1, 2015 through December 31, 2015	1.00%	100% in Class B units	The Class B units were issued on a quarterly basis at the rate of 0.25% multiplied by the lower of the cost of assets and the applicable quarterly NAV, divided by the per share NAV.
January 1, 2016 through August 31, 2017	1.00%	80% in cash; 20% in Class B units
The cash portion was paid on a monthly basis in arrears at the rate of 0.06667% multiplied by the cost of our assets as of the last day of the preceding monthly period. The Class B unit portion was issued on a quarterly basis at the rate of 0.05% multiplied by the lower of the cost of assets and the applicable quarterly NAV, divided by the per share NAV.

September 1, 2017 through December 31, 2017	0.85%	80% in cash; 20% in Class B units
The cash portion was paid on a monthly basis in arrears at the rate of 0.05667% multiplied by the cost of our assets as of the last day of the preceding monthly period. The Class B unit portion is issued on a quarterly basis at the rate of 0.0425% multiplied by the lower of the cost of assets and the applicable quarterly NAV, divided by the per share NAV.

The Advisor is entitled to receive distributions on the Class B units at the same rate as distributions are paid to common stockholders. Such distributions are in addition to the incentive compensation that the Advisor and their affiliates may receive from us. During the years ended December 31, 2017 and 2016, the Operating Partnership issued 92,549 and 182,606 Class B units, respectively, to the Advisor and ARC under the Advisory Agreement for asset management services performed by the Advisor. The Advisor or one of its affiliates must continue to provide advisory services through the date that such economic hurdle is met. The economic hurdle will be met when (a) the value of the Operating Partnership’s assets, plus all distributions made equal or exceeds (b) the total amount of capital contributed by investors, plus a 6% cumulative, pre-tax, non-compounded annual return on the capital contributed.
Prior to September 2017, ARC also received the asset management fee and subordinated participation, as well as distributions on Class B units. For a more detailed discussion of the termination of our relationship with ARC, see Note 10.

Other Advisory Fees and Reimbursements Paid in Cash

Fee Type	Date	Rate	Description
Acquisition fee	January 1, 2015 though August 31, 2017	1.00%	Equal to the product of (x) the rate and (y) the cost of investments we acquired or originated, including any debt attributable to such investments.
	September 1, 2017 through December 31, 2017	0.85%
Acquisition expenses	January 1, 2015 through December 31, 2017	N/A	Reimbursements for direct expenses incurred related to selecting, evaluating, and acquiring assets on our behalf, including certain personnel costs.
Disposition fee	January 1, 2015 through August 31, 2017	2.00%
Equal to the lesser of: (i) the product of the rate and the contract sales price of each property or other investment sold; or (ii) one-half of the total brokerage commissions paid if a non-affiliated broker is also involved in the sale, provided that total real estate commissions paid (to the Advisor and others) in connection with the sale may not exceed the lesser of a competitive real estate commission or 6% of the contract sales price.

	September 1, 2017 through December 31, 2017	1.70%
Financing fee	January 1, 2015 through December 31, 2015	0.75%
Equal to the product of (x) the rate and (y) all amounts made available under any loan or line of credit in connection with the origination or refinancing of any debt that we obtain and use to finance properties or other permitted investments.

General and Administrative Expenses—As of December 31, 2017 and 2016, we owed the Advisor and their affiliates $119,000 and $43,000, respectively, for general and administrative expenses paid on our behalf.
Summarized below are the fees earned by and the expenses reimbursable to the Advisor and ARC under the Advisory Agreement and former advisory agreement, except for organization and offering costs and general and administrative expenses, which we disclose above, for the year ended December 31, 2017, 2016, and 2015, and any related amounts unpaid as of December 31, 2017 and 2016 (in thousands):

	For the Period Ended			Unpaid Amount as of
	December 31,			December 31,
	2017	2016	2015	2017	2016
Acquisition fees(1)	$1,898	$5,037	$6,841	$—	$179
Acquisition expenses(1)	625	1,008	1,227	—	—
Asset management fees(2)	12,001	10,043	—	48	1,007
Class B unit distributions(3)	702	684	82	56	57
Financing coordination fees(4)	—	—	554	—	—
Total	$15,226	$16,772	$8,704	$104	$1,243

(1)
Prior to January 1, 2017, acquisition and due diligence fees were presented as Acquisition Expenses on the consolidated statements of operations. The majority of these costs are now capitalized and allocated to the related investment in real estate assets on the consolidated balance sheet based on the acquisition-date fair values of the respective assets and liabilities acquired.

(2)	Asset management fees are presented as General and Administrative on the consolidated statements of operations.

(3)
Represents the distributions paid to the Advisor and ARC as holders of Class B units of the Operating Partnership and is presented as General and Administrative on the consolidated statements of operations.

(4)
Financing coordination fees are presented as Other Assets, Net or Debt Obligations, Net, on the consolidated balance sheets and amortized over the term of the related loan. As of January 1, 2016, we are no longer required to pay financing coordination fees.

Annual Subordinated Performance Fee—We may pay the Advisor or its assignees an annual subordinated performance fee calculated on the basis of our total return to stockholders, payable annually in arrears, such that for any year in which our total return on stockholders’ capital exceeds 6% per annum, the Advisor will be entitled to 12.75% of the amount in excess of such 6% per annum, provided that the amount paid to the Advisor does not exceed 8.5% of the aggregate total return for that year. No such amounts have been incurred or payable to date.
Subordinated Participation in Net Sales Proceeds—The Operating Partnership may pay to a subsidiary of PECO a subordinated participation in the net sales proceeds of the sale of real estate assets equal to 12.75% of remaining net sales proceeds after return of capital contributions to stockholders plus payment to investors of a 6% cumulative, pre-tax non-compounded annual return on the capital contributed by stockholders. No sales of real estate assets have occurred to date.
Subordinated Incentive Listing Distribution—The Operating Partnership may pay to a subsidiary of PECO a subordinated incentive listing distribution upon the listing of our common stock on a national securities exchange. Such incentive listing distribution is equal to 12.75% of the amount by which the market value of all of our issued and outstanding common stock plus distributions exceeds the aggregate capital contributed by stockholders plus an amount equal to a 6% cumulative, pre-tax non-compounded annual return to stockholders.
Neither PECO, nor any of its affiliates, can earn both the subordinated participation in the net sales proceeds and the subordinated incentive listing distribution. No subordinated incentive listing distribution has been earned to date.

Subordinated Distribution Upon Termination of the Advisor Agreement—Upon termination or non-renewal of the Advisory Agreement, a subsidiary of PECO shall be entitled to a subordinated termination distribution in the form of a non-interest bearing promissory note equal to 12.75% of the amount by which the value of our assets owned at the time of such termination or non-renewal plus distributions exceeds the aggregate capital contributed by stockholders plus an amount equal to a 7% cumulative, pre-tax non-compounded annual return to stockholders. In addition, PECO may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or a liquidity event occurs. No such termination has occurred to date.
Manager—All of our properties are managed and leased by the Manager. The Manager also manages properties owned by PECO affiliates or other third parties. Below is a summary of fees charged by and expenses reimbursable to the Manager as outlined in the Management Agreements.
Manager Fees and Reimbursements Paid in Cash

Fee Type	Rate	Description
Property Management	4.00%	Equal to the product of (x) the monthly gross cash receipts from the properties managed and (y) the rate.
Leasing Commissions	Market Rate
Fees for leasing services rendered with respect to a particular property, including if a tenant exercised an option to extend an existing lease. The fee may be increased by up to 50% if a co-broker is engaged to lease a particular vacancy.

Construction Management	Market Rate	Paid for construction management services rendered with respect to a particular property.
Other Expenses and Reimbursements	N/A
Costs and expenses incurred by the Manager on our behalf, including certain employee compensation, legal, travel, and other out-of-pocket expenses that were directly related to the management of specific properties and corporate matters, as well as fees and expenses of third-party accountants.

Summarized below are the fees earned by and the expenses reimbursable to the Manager for the years ended December 31, 2017, 2016, and 2015, and any related amounts unpaid as of December 31, 2017 and 2016 (in thousands):

	For the Period Ended			Unpaid Amount as of
	December 31,			December 31,
	2017	2016	2015	2017	2016
Property management fees(1)	$6,035	$4,716	$2,085	$580	$423
Leasing commissions(2)	3,342	3,758	1,788	202	386
Construction management fees(2)	941	1,059	377	260	185
Other fees and reimbursements(3)	3,779	3,584	2,017	491	367
Total	$14,097	$13,117	$6,267	$1,533	$1,361

(1)	The property management fees are included in Property Operating on the consolidated statements of operations.

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
Dealer Manager—The dealer manager for our initial public offering was Realty Capital Securities, LLC (the “Dealer Manager”), an affiliate of ARC. The Dealer Manager provided certain sales, promotional and marketing services in connection with the distribution of the shares of common stock offered under our offering. Excluding shares sold pursuant to the “friends and family” program, the Dealer Manager was generally paid a sales commission equal to 7% of the gross proceeds from the sale of shares of the common stock sold in the primary offering and a dealer manager fee equal to 3% of the gross proceeds from the sale of shares of the common stock sold in the primary offering. The dealer manager agreement terminated upon termination of the initial public offering in September 2015.
Prior to February 2016, we utilized transfer agent services provided by an affiliate of the Dealer Manager. Fees incurred from this transfer agent represented amounts paid by PECO to the affiliate of the Dealer Manager for such services. We reimbursed PECO for these fees through the payment of organization and offering costs. The transfer agent ceased services and the agreement was terminated in connection with the bankruptcy of the transfer agent and its parent company.

The following table details total selling commissions, dealer manager fees, and service fees paid to the Dealer Manager and its affiliate related to the sale of common stock for the years ended December 31, 2017, 2016, and 2015, and any related amounts unpaid, which are included as a component of total unpaid organization and offering costs, as of December 31, 2017 and 2016 (in thousands):

	For the Period Ended			Unpaid Amount as of
	December 31,			December 31,
	2017	2016	2015	2017	2016
Total commissions and fees incurred from Dealer Manager	$—	$—	$51,213	$—	$—
Transfer agent fees incurred related to offering costs	—	—	1,254	—	140
Other fees expensed from the transfer agent	—	140	559	—	560
Share Purchases by the Advisor—The Advisor made an initial investment in us through the purchase of 8,888 shares of our common stock and may not sell any of these shares while serving as our advisor. The Advisor purchased shares at a purchase price of $22.50 per share, reflecting no dealer manager fee nor selling commissions paid on such shares.
Unconsolidated Joint Venture—As of December 31, 2017 and 2016, we owed the Joint Venture approximately $52,000 and $152,000, respectively, primarily related to activity at the six properties contributed by us to the Joint Venture. See Note 4 for more information regarding the Joint Venture.

13. OPERATING LEASES
The terms and expirations of our operating leases with our tenants vary. The lease agreements frequently contain options to extend the terms of leases and other terms and conditions as negotiated. We retain substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.
Approximate future rentals to be received under non-cancelable operating leases in effect at December 31, 2017, assuming no new or renegotiated leases or option extensions on lease agreements, are as follows (in thousands):

Year	Amount
2018	$119,185
2019	107,463
2020	94,392
2021	78,473
2022	63,143
2023 and thereafter	226,373
Total	$689,029
No single tenant comprised 10% or more of our aggregate annualized base rent (“ABR”) as of December 31, 2017. As of December 31, 2017, our real estate investments in Florida, California, and Georgia represented 15.1%, 13.4%, and 11.0% of our ABR, respectively. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse economic developments in those real estate markets.

14. QUARTERLY FINANCIAL DATA (UNAUDITED)
The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2017 and 2016. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the selected quarterly information.

	2017
(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter(1)	Fourth Quarter
Total revenue	$38,801	$39,958	$40,971	$42,847
Net loss	(87)	(1,252)	(5,857)	(2,335)
Net loss per share - basic and diluted	(0.00)	(0.03)	(0.13)	(0.04)

(1)	The net loss in the third quarter was largely due to the termination of affiliate arrangements (see Note 10).

	2016
(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$28,301	$31,378	$34,002	$36,115
Net income (loss)	1,351	(4,552)	48	(2,344)
Net income (loss) per share - basic and diluted	0.03	(0.10)	0.00	(0.05)

15. SUBSEQUENT EVENTS
Distributions
Distributions were paid subsequent to December 31, 2017, as follows (in thousands):

Month	Dates of Record	Distribution Amount per Share(1)	Date Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through the DRIP	Net Cash Distribution
December	12/1/2017 - 12/31/2017	$0.00445205	1/2/2018	$6,432	$3,006	$3,426
January	1/16/2018	$0.13541652	2/1/2018	6,326	2,922	3,404
February	2/15/2018	$0.13541652	3/1/2018	6,314	2,898	3,416

(1)
The December distribution amount per share is a daily amount, while the January and February amount per share is a monthly amount. The 2018 monthly distribution amount will result in the same annual distribution amount as the daily distribution amount.

In March 2018, our board of directors authorized distributions to the stockholders of record as of March 15, 2018, April 16, 2018, and May 15, 2018. The authorized distributions equal an amount of $0.13541652 per share of common stock. We expect to pay these distributions on the first business day after the end of each month.
Acquisitions
Subsequent to December 31, 2017, we acquired the following property (dollars in thousands):

Property Name	Location	Anchor	Acquisition Date	Purchase Price	Square Footage	Leased % Rentable Square Feet at Acquisition
Seville Commons	Arlington, TX	Walmart	1/19/2018	$18,200	113,742	92.4%
Joint Venture
Subsequent to December 31, 2017, we received a distribution of $0.3 million from the Joint Venture.

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
As of December 31, 2017
(in thousands)
			Initial Cost (1)		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at End of Period(2)(3)
Property Name	City, State	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Bethany Village Shopping Center	Alpharetta, GA	$—	$4,833	$5,474	$380	$5,015	$5,672	$10,687	$1,042	2001	3/14/2014
Staunton Plaza	Staunton, VA	—	4,311	10,035	204	4,428	10,122	14,550	1,626	2006	4/30/2014
Northpark Village	Lubbock, TX	—	1,467	6,212	365	1,678	6,366	8,044	977	1990	7/25/2014
Spring Cypress Village	Houston, TX	—	8,219	11,731	1,044	8,471	12,523	20,994	2,112	1982/2007	7/30/2014
Kipling Marketplace	Littleton, CO	—	3,108	8,547	414	3,229	8,840	12,069	1,386	1983/2009	8/7/2014
Lake Washington Crossing	Melbourne, FL	—	3,617	9,121	605	3,767	9,576	13,343	1,385	1987/2012	8/15/2014
MetroWest Village	Orlando, FL	—	4,665	12,528	438	4,833	12,798	17,631	1,996	1990	8/20/2014
Kings Crossing	Sun City Center, FL	—	4,064	8,918	537	4,286	9,233	13,519	1,414	2000	8/26/2014
Commonwealth Square	Folsom, CA	6,576	6,811	12,962	1,174	7,136	13,811	20,947	2,732	1987	10/2/2014
Colonial Promenade	Winter Haven, FL	—	9,132	21,733	553	9,184	22,234	31,418	3,870	1986/2008	10/10/2014
Point Loomis Shopping Center	Milwaukee, WI	—	4,380	8,145	44	4,380	8,189	12,569	1,270	1965/1991	10/21/2014
Hilander Village	Roscoe, IL	—	2,293	6,637	902	2,732	7,100	9,832	1,694	1994	10/22/2014
Milan Plaza	Milan, MI	—	854	1,760	346	1,041	1,919	2,960	954	1960/1975	10/22/2014
Laguna 99 Plaza	Elk Grove, CA	—	5,264	12,298	687	5,590	12,659	18,249	1,985	1992	11/10/2014
Southfield Shopping Center	St. Louis, MO	—	5,307	12,781	464	5,506	13,046	18,552	2,038	1987	11/18/2014
Shasta Crossroads	Redding, CA	—	5,818	19,148	1,738	6,373	20,331	26,704	2,930	1989	11/25/2014
Spivey Junction	Stockbridge, GA	—	4,359	7,179	752	4,673	7,617	12,290	1,292	1998	12/5/2014
Quivira Crossings	Overland Park, KS	8,239	6,784	10,113	674	7,188	10,383	17,571	1,739	1996	12/16/2014
Plaza Farmington	Farmington, NM	—	8,564	6,074	833	8,716	6,755	15,471	1,380	2004	12/22/2014
Crossroads of Shakopee	Shakopee, MN	—	10,180	13,602	544	10,436	13,890	24,326	2,666	1998	12/22/2014
Willimantic Plaza	Willimantic, CT	—	3,429	9,166	299	3,599	9,295	12,894	1,699	1968/1990	1/30/2015
Harvest Plaza	Akron, OH	—	1,022	6,063	1,065	1,314	6,836	8,150	974	1974/2000	2/9/2015
North Point Landing	Modesto, CA	—	7,756	20,278	888	7,974	20,948	28,922	2,693	1964/2008	2/11/2015
Oakhurst Plaza	Seminole, FL	—	2,586	3,152	446	2,601	3,583	6,184	701	1974/2001	2/27/2015
Glenwood Crossing	Cincinnati, OH	—	4,191	2,538	489	4,505	2,713	7,218	830	1999	3/27/2015
Rosewick Crossing	La Plata, MD	—	7,413	15,169	855	7,712	15,725	23,437	2,320	2008	4/2/2015
Waterford Park Plaza	Plymouth, MN	—	4,150	14,453	846	4,606	14,843	19,449	2,190	1989	4/6/2015
Ocean Breeze	Jensen Beach, FL	—	5,896	7,861	435	5,965	8,227	14,192	1,150	1993/2010	4/30/2015
Old Alabama Square	Alpharetta, GA	—	9,712	13,937	1,622	10,225	15,046	25,271	1,893	2000	6/10/2015
Central Valley Market Place	Ceres, CA	—	2,610	15,821	256	2,751	15,936	18,687	1,677	2005	6/29/2015
Meadows on the Parkway	Boulder, CO	—	24,131	20,529	1,528	24,632	21,556	46,188	2,493	1989	7/16/2015
Broadlands Marketplace	Broomfield, CO	—	6,395	8,280	509	6,549	8,635	15,184	1,186	2002	7/16/2015
West Acres Shopping Center	Fresno, CA	—	3,386	6,069	235	3,474	6,216	9,690	1,046	1990	7/31/2015
Plano Market Street	Plano, TX	—	15,121	28,920	305	15,190	29,156	44,346	3,183	2009	7/31/2015
Island Walk Plaza	Fernandina Beach, FL	—	7,248	13,113	1,437	7,644	14,154	21,798	2,051	1987/2012	9/30/2015
North Pointe Plaza	North Charleston, SC	—	9,182	28,118	(323)	9,478	27,499	36,977	3,661	1989	9/30/2015
Shoregate Center	Willowick, OH	—	6,774	12,684	3,424	7,997	14,885	22,882	3,318	1958/2005	10/7/2015
Village Center	Racine, WI	—	4,945	23,515	455	5,272	23,643	28,915	3,459	2002/2003	10/30/2015
Alico Commons	Fort Myers, FL	—	3,636	14,340	93	3,671	14,398	18,069	1,417	2009	11/2/2015
Port St. John Plaza	Port St John, FL	—	2,758	3,806	499	3,196	3,867	7,063	729	1986	11/2/2015

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
As of December 31, 2017
(in thousands)
			Initial Cost (1)		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at End of Period(2)(3)
Property Name	City, State	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Rockledge Square	Rockledge, FL	—	2,765	3,292	240	2,765	3,532	6,297	630	1985	11/2/2015
Windover Square	Melbourne, FL	—	3,242	11,744	518	3,465	12,039	15,504	1,148	1984/2010	11/2/2015
51st and Olive	Glendale, AZ	3,689	1,974	6,870	287	2,082	7,049	9,131	785	1975/2007	11/6/2015
Cocoa Commons	Cocoa, FL	—	4,468	6,534	737	4,673	7,066	11,739	857	1986	11/19/2015
Sheffield Crossing	Sheffield Village, OH	8,988	6,053	9,274	649	6,314	9,662	15,976	1,510	1989	12/17/2015
Amherst Marketplace	Amherst, OH	6,420	2,916	8,213	100	3,010	8,219	11,229	760	1996	12/17/2015
Shoppes at Windmill Place	Batavia, IL	—	7,980	14,873	612	8,394	15,071	23,465	1,506	1991/1997	12/17/2015
Hamilton Mill Village	Dacula, GA	—	6,320	9,566	1,038	6,493	10,431	16,924	1,067	1996	12/22/2015
Normandale Village	Bloomington, MN	12,390	7,107	10,880	989	7,647	11,329	18,976	1,375	1973	12/22/2015
Wyandotte Plaza	Kansas City, KS	—	5,149	14,414	560	5,238	14,885	20,123	1,369	1961/2015	12/23/2015
Everybody's Plaza	Cheshire, CT	—	2,336	8,453	218	2,475	8,532	11,007	779	1960/2005	12/30/2015
Carriagetown Station	Amesbury, MA	—	6,811	13,885	233	6,985	13,944	20,929	1,225	2000	2/4/2016
Vineyard Center Station	Templeton, CA	5,500	1,718	5,818	75	1,757	5,854	7,611	498	2007	2/17/2016
Glen Lakes Station	Weeki Wachee, FL	—	3,030	5,712	70	3,043	5,769	8,812	558	2008	2/23/2016
Sanibel Station	Fort Myers, FL	—	3,395	5,201	85	3,445	5,236	8,681	588	2003	2/23/2016
Fairfield Commons	Lakewood, CO	—	7,706	24,427	1,146	8,431	24,848	33,279	1,888	1985	2/25/2016
Lakewood Station	Lakewood, OH	—	1,585	9,589	623	1,893	9,904	11,797	729	1991	3/10/2016
Amherst Station II	Amherst, NY	—	4,782	6,752	772	4,895	7,411	12,306	946	1980/1999	4/8/2016
Bartow Marketplace Station	Cartersville, GA	—	12,349	21,159	496	12,427	21,577	34,004	2,332	1995	4/8/2016
Bloomingdale Hills Station	Riverview, FL	—	3,719	4,773	160	3,790	4,862	8,652	540	2002/2012	4/4/2016
Stone Gate Station	Crowley, TX	7,615	4,992	6,807	122	5,089	6,832	11,921	634	2003	4/15/2016
Broadway Pavilion Station	Santa Maria, CA	—	8,125	18,138	404	8,383	18,284	26,667	1,394	1987	5/5/2016
Mckinney Station	Mckinney, TX	3,901	9,756	12,172	141	9,808	12,261	22,069	1,072	2003	5/24/2016
Montville Station	Montville, CT	9,470	12,603	11,926	440	12,910	12,059	24,969	1,252	2007	5/24/2016
Raynham Station	Raynham, MA	17,000	7,618	25,811	914	7,954	26,389	34,343	1,971	1965/1991	5/24/2016
Suntree Station	Southlake, TX	9,532	6,312	15,103	226	6,376	15,265	21,641	1,079	2000	5/24/2016
Crosscreek Village Station	St. Cloud, FL	—	3,350	7,794	26	3,360	7,810	11,170	624	2008	5/20/2016
Market Walk Station	Savannah, GA	—	19,426	25,565	971	19,758	26,204	45,962	2,099	2014/2015	5/11/2016
Green Valley Station	Henderson, NV	—	7,028	13,607	471	7,199	13,907	21,106	1,063	1978/1982	5/31/2016
Livonia Station	Livonia, MI	—	3,861	14,717	574	4,388	14,764	19,152	840	1988	9/20/2016
Franklin Station	Franklin, WI	7,728	5,647	5,426	526	6,040	5,559	11,599	400	1994/2009	12/28/2016
Alameda Crossing Station	Avondale, AZ	13,639	4,987	15,845	280	5,077	16,035	21,112	790	2006	12/2/2016
Shorewood Station	Shorewood, IL	—	9,221	21,521	565	9,524	21,783	31,307	1,086	2001	12/15/2016
Palmer Town Station	Easton, PA	—	7,216	21,828	583	7,377	22,250	29,627	1,013	2005	12/30/2016
Plaza 23 Station	Pompton Plains, NJ	—	10,743	36,975	883	11,205	37,396	48,601	1,362	1963/1997	2/27/2017
Herndon Station	Fresno, CA	—	6,196	10,165	241	6,391	10,211	16,602	602	2005	2/10/2017
Windmill Station	Clovis, CA	—	2,638	6,317	155	2,749	6,361	9,110	258	2001	2/10/2017
Bells Fork Station	Greenville, NC	—	2,474	5,518	303	2,587	5,708	8,295	227	2006	3/1/2017
Evans Station	Evans, GA	—	3,902	7,385	444	3,934	7,797	11,731	247	1995	5/9/2017
Riverlakes Station	Bakersfield, CA	14,112	7,857	14,732	160	7,892	14,857	22,749	335	1997	6/16/2017

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
As of December 31, 2017
(in thousands)
			Initial Cost (1)		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at End of Period(2)(3)
Property Name	City, State	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Ormond Beach Station	Ormond Beach, FL	—	4,940	7,345	136	4,996	7,425	12,421	156	1967/2010	7/12/2017
Mansfield Station	Mansfield, TX	—	4,506	12,366	38	4,528	12,382	16,910	186	2015	9/6/2017
Heritage Plaza Station	Carol Stream, IL	9,696	5,435	15,423	178	5,486	15,550	21,036	191	1988	9/28/2017
Mountain Crossing Station	Dacula, GA	4,586	6,427	6,832	(3)	6,425	6,831	13,256	37	1997	12/1/2017
Loganville Station	Loganville, GA	—	4,851	6,393	—	4,851	6,393	11,244	—	1997	12/22/2017
Totals		$149,081	$501,887	$1,019,950	$46,447	$520,526	$1,047,758	$1,568,284	$115,166

(1)	The initial cost to us represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(2)	The aggregate cost of real estate owned at December 31, 2017.

(3)	The aggregate cost of real estate owned at December 31, 2017 for federal income tax purposes is $1.7 billion.
Reconciliation of real estate owned:

	2017	2016
Balance at January 1	$1,358,220	$954,698
Additions during the year:
Real estate acquisitions	189,420	473,383
Net additions to/improvements of real estate	20,644	15,233
Deductions during the year:
Real estate dispositions	—	(85,094)
Balance at December 31	$1,568,284	$1,358,220
Reconciliation of accumulated depreciation:

	2017	2016
Balance at January 1	$61,981	$21,315
Additions during the year:
Depreciation expense	53,185	42,247
Deductions during the year:
Accumulated depreciation of real estate dispositions	—	(1,581)
Balance at December 31	$115,166	$61,981
* * * * *

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 27th day of March 2018.

PHILLIPS EDISON GROCERY CENTER REIT II, INC.

By:	/s/ JEFFREY S. EDISON
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY S. EDISON	Chairman of the Board and Chief Executive Officer (“Principal Executive Officer”)	March 27, 2018
Jeffrey S. Edison

/s/ DEVIN I. MURPHY	Chief Financial Officer (“Principal Financial Officer”)	March 27, 2018
Devin I. Murphy

/s/ JENNIFER L. ROBISON	Chief Accounting Officer (“Principal Accounting Officer”)	March 27, 2018
Jennifer L. Robison

/s/ DAVID W. GARRISON	Director	March 27, 2018
David W. Garrison

/s/ MARK D. MCDADE	Director	March 27, 2018
Mark D. McDade

/s/ JOHN A. STRONG	Director	March 27, 2018
John A. Strong