Form 10-Q
period 2018-06-30
PHILLIPS EDISON GROCERY CENTER REIT II, INC.
filed 2018-08-10
CIK 1581405

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of July 31, 2018, there were 46.9 million outstanding shares of common stock of Phillips Edison Grocery Center REIT II, Inc.

w PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PHILLIPS EDISON GROCERY CENTER REIT II, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2018 AND DECEMBER 31, 2017
(Unaudited)
(In thousands, except per share amounts)

	June 30, 2018	December 31, 2017
ASSETS
Investment in real estate:
Land and improvements	$526,435	$520,526
Building and improvements	1,064,058	1,047,758
Acquired in-place lease assets	160,261	158,510
Acquired above-market lease assets	15,017	14,742
Total investment in property	1,765,771	1,741,536
Accumulated depreciation and amortization	(195,514)	(157,290)
Net investment in property	1,570,257	1,584,246
Investment in unconsolidated joint venture	11,101	16,076
Total investment in real estate assets, net	1,581,358	1,600,322
Cash and cash equivalents	3,440	1,435
Restricted cash	4,381	4,382
Other assets, net	55,546	46,178
Total assets	$1,644,725	$1,652,317
LIABILITIES AND EQUITY
Liabilities:
Debt obligations, net	$802,021	$775,275
Acquired below-market lease liabilities, net of accumulated amortization of $13,287
and $10,959, respectively	53,230	54,994
Accounts payable - affiliates	1,628	1,808
Accounts payable and other liabilities	33,043	36,961
Total liabilities	889,922	869,038
Commitments and contingencies (Note 8)	—	—
Equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized, zero shares issued and
outstanding at June 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.01 par value per share, 1,000,000 shares authorized, 46,745 and 46,584
shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	470	468
Additional paid-in capital	1,035,362	1,031,685
Accumulated other comprehensive income (“AOCI”)	14,337	6,459
Accumulated deficit	(295,366)	(255,333)
Total equity	754,803	783,279
Total liabilities and equity	$1,644,725	$1,652,317

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Rental income	$32,228	$29,553	$64,207	$58,029
Tenant recovery income	11,209	10,130	23,094	20,339
Other property income	269	275	565	391
Total revenues	43,706	39,958	87,866	78,759
Expenses:
Property operating	6,832	6,192	14,158	12,795
Real estate taxes	6,980	6,489	14,003	12,610
General and administrative	4,694	5,467	9,031	10,080
Depreciation and amortization	19,083	17,514	37,971	34,536
Total expenses	37,589	35,662	75,163	70,021
Other:
Interest expense, net	(7,566)	(5,452)	(15,034)	(9,926)
Transaction expenses	(180)	—	(496)	—
Other income (expense), net	11	(96)	(45)	(151)
Net loss	$(1,618)	$(1,252)	$(2,872)	$(1,339)
Earnings per common share:
Net loss per share - basic and diluted	$(0.03)	$(0.03)	$(0.06)	$(0.03)
Weighted-average common shares outstanding:
Basic and diluted	46,758	46,529	46,726	46,520

Comprehensive income (loss):
Net loss	$(1,618)	$(1,252)	$(2,872)	$(1,339)
Other comprehensive income (loss):
Change in unrealized gain (loss) on interest rate swaps	1,865	(733)	7,878	180
Comprehensive income (loss)	$247	$(1,985)	$5,006	$(1,159)

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(Unaudited)
(In thousands, except per share amounts)

	Common Stock				Additional Paid-In Capital	AOCI		Accumulated Deficit		Total Equity
	Shares		Amount
Balance at January 1, 2017, as adjusted	46,372		$463		$1,026,887	$4,906		$(170,022)		$862,234
Share repurchases	(708)		(6)		(15,956)	—		—		(15,962)
Distribution reinvestment plan (“DRIP”)	820		10		18,472	—		—		18,482
Change in unrealized gain on interest rate swaps	—		—		—	180		—		180
Common distributions declared, $0.81 per share	—		—		—	—		(37,578)		(37,578)
Share-based compensation	1		—		27	—		—		27
Net loss	—		—		—	—		(1,339)		(1,339)
Balance at June 30, 2017	46,485		$467		$1,029,430	$5,086		$(208,939)		$826,044

Balance at December 31, 2017, as reported	46,584		$468		$1,031,685	$6,459		$(255,333)		$783,279
Adoption of ASU 2017-05 (see Note 2)	—	—	—	—	—	—	—	835	—	835
Balance at January 1, 2018, as adjusted	46,584		468		1,031,685	6,459		(254,498)		784,114
Share repurchases	(601)		(6)		(13,663)	—		—		(13,669)
DRIP	761		8		17,313	—		—		17,321
Change in unrealized gain on interest rate swaps	—		—		—	7,878		—		7,878
Common distributions declared, $0.81 per share	—		—		—	—		(37,996)		(37,996)
Share-based compensation	1		—		27	—		—		27
Net loss	—		—		—	—		(2,872)		(2,872)
Balance at June 30, 2018	46,745		$470		$1,035,362	$14,337		$(295,366)		$754,803

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(Unaudited)
(In thousands)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,872)	$(1,339)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	37,362	33,834
Net amortization of above- and below-market leases	(1,202)	(1,213)
Amortization of deferred financing expense	1,511	1,359
Change in fair value of derivatives	(239)	(235)
Straight-line rental income	(1,319)	(1,492)
Other	310	152
Changes in operating assets and liabilities:
Accounts payable – affiliates	(180)	(170)
Other assets	(1,987)	(6,562)
Accounts payable and other liabilities	(1,910)	230
Net cash provided by operating activities	29,474	24,564
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(19,741)	(110,879)
Capital expenditures	(4,415)	(3,832)
Investment in unconsolidated joint venture	—	(1,291)
Return of investment in unconsolidated joint venture	4,750	400
Principal disbursement on notes receivable - affiliate	—	(1,272)
Net cash used in investing activities	(19,406)	(116,874)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in credit facility	28,000	138,000
Payments on mortgages and loans payable	(1,646)	(13,070)
Payments of deferred financing expenses	—	(181)
Distributions paid, net of DRIP	(20,773)	(19,276)
Repurchases of common stock	(13,645)	(15,962)
Net cash (used in) provided by financing activities	(8,064)	89,511
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	2,004	(2,799)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of period	5,817	11,088
End of period	$7,821	$8,289

RECONCILIATION TO CONSOLIDATED BALANCE SHEET
Cash and cash equivalents	$3,440	$3,720
Restricted cash	4,381	4,569
Cash, cash equivalents, and restricted cash at end of period	$7,821	$8,289

SUPPLEMENTAL CASH FLOW DISCLOSURE, INCLUDING NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$14,332	$8,995
Fair value of debt assumed	—	14,394
Accrued capital expenditures and acquisition costs	1,610	2,738
Change in distributions payable	(98)	(180)
Distributions reinvested	17,321	18,482

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
We invest primarily in well-occupied, grocery-anchored, neighborhood and community shopping centers that have a mix of creditworthy national and regional retailers that sell necessity-based goods and services in strong demographic markets throughout the United States. Our advisor and property managers are owned by Phillips Edison & Company, Inc. and its subsidiaries (“PECO,” “Advisor,” or “Manager”). Under the terms of the Amended and Restated Advisory Agreement (“Advisory Agreement”) and the master property management and master services agreements (“Management Agreements”) between subsidiaries of PECO and us, PECO is responsible for the management of our day-to-day activities and the implementation of our investment strategy.
As of June 30, 2018, we wholly-owned fee simple interests in 86 real estate properties acquired from third parties unaffiliated with us or PECO. In addition, we own a 20% equity interest in a joint venture that owned 14 real estate properties as of June 30, 2018 (see Note 5).
On July 17, 2018, we entered into an Agreement and Plan of Merger ("Merger Agreement") pursuant to which, subject to the satisfaction or waiver of certain conditions, we will merge with PECO, with PECO continuing as the surviving corporation (“Merger”). As consideration for the Merger, PECO will issue 2.04 shares of PECO common stock in exchange for each share of our common stock and will assume the majority of our outstanding debt, subject to closing adjustments. For a more detailed discussion, see Note 3.

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
Other than those noted below, there have been no changes to our significant accounting policies during the six months ended June 30, 2018. For a full summary of our accounting policies, refer to our 2017 Annual Report on Form 10-K filed with the SEC on March 27, 2018.
Basis of Presentation and Principles of Consolidation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report on Form 10-Q should refer to the audited consolidated financial statements of Phillips Edison Grocery Center REIT II, Inc. for the year ended December 31, 2017, which are included in our 2017 Annual Report on Form 10-K. In the opinion of management, all normal and recurring adjustments necessary for the fair presentation of the unaudited consolidated financial statements for the periods presented have been included in this Quarterly Report. Our results of operations for the three and six months ended June 30, 2018, are not necessarily indicative of the operating results expected for the full year.
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
ASU 2016-02, Leases (Topic 842);

ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842;

ASU 2018-10, Codification Improvements to Topic 842, Leases; and

ASU 2018-11, Leases (Topic 842): Targeted Improvements

These updates amend existing guidance by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Early adoption is permitted as of the original effective date.
January 1, 2019
We are currently evaluating the impact the adoption of these standards will have on our consolidated financial statements. We have identified areas within our accounting policies we believe could be impacted by the new standard. This standard impacts the lessor’s ability to capitalize certain costs related to leasing, which will result in a reduction in the amount of execution costs currently being capitalized in connection with leasing activities and an increase to our Property Operating expenses. The standard will also require new disclosures within the accompanying notes to the consolidated financial statements.

We expect to adopt the practical expedients available for implementation under the standard. By adopting these practical expedients, we will not be required to reassess (i) whether an expired or existing contract meets the definition of a lease; (ii) the lease classification at the adoption date for existing leases; and (iii) whether the costs previously capitalized as initial direct costs would continue to be amortized. This allows us to continue to account for our leases where we are the lessee as operating leases, however, any new or renewed leases may be classified as financing leases. We currently have an immaterial number of leases of this type. We also expect to recognize right of use assets and lease liability on our consolidated balance sheets related to certain leases where we are the lessee.

In July 2018, the FASB issued an ASU related to ASC 842. The update allows lessors to use a practical expedient to account for non-lease components and related lease components as a single lease component instead of accounting for them separately, if certain conditions are met. We expect to utilize this practical expedient

We will continue to evaluate the effect the adoption of these ASUs will have on our consolidated financial statements. However, we currently believe that the adoption will not have a material impact for operating leases where we are a lessor and will continue to record revenues from rental properties for our operating leases on a straight-line basis. We are still evaluating the impact for leases where we are the lessee.

ASU 2016-13, Financial Instruments - Credit Losses (Topic 326)
This update amends existing guidance by replacing the incurred loss impairment methodology currently used with a methodology that reflects expected credit losses and requires consideration of a broader range of information to inform credit loss estimates.
		January 1, 2020	We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements, but do not expect the adoption to have a material impact.

The following table provides a brief description of newly adopted accounting pronouncements and their effect on our consolidated financial statements:

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20)	This update amends existing guidance in order to provide consistency in accounting for the derecognition of a business or nonprofit activity.	January 1, 2018
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

Reclassifications—The following line item on our consolidated statement of operations and comprehensive income (loss) for the three and six months ended June 30, 2017, was reclassified:

•	Unrealized Gain on Derivatives and Reclassification of Derivative Loss to Interest Expense were combined to Change in Unrealized Gain (Loss) on Interest Rate Swaps.

•	Acquisition Expenses were combined to General and Administrative.

3. PROPOSED MERGER WITH PECO
On July 17, 2018, we entered into a Merger Agreement pursuant to which we will merge with PECO, with PECO continuing as the surviving corporation. The Merger will result in a national portfolio of 321 grocery-anchored shopping centers encompassing approximately 36.6 million square feet in established trade areas across 33 states.
As consideration for the Merger, PECO will issue 2.04 shares of PECO common stock in exchange for each share of our common stock, which, for our shareholders, is equivalent to $22.54 based on PECO’s most recent estimated value per share of $11.05. The exchange ratio is based on a thorough review of the relative valuation of each entity, including factoring in PECO’s growing investment management business as well as each company’s transaction costs. We will not pay any internalization or disposition fees in connection with the Merger. Our outstanding debt is expected to be refinanced or assumed by PECO at closing under the terms of the Merger Agreement.
The Merger Agreement provides us with a 30-day go-shop period pursuant to which we may solicit, receive, evaluate, and enter into negotiations with respect to alternative proposals from third-parties. The Merger Agreement also provides certain termination rights for us and for PECO. In connection with the termination of the Merger Agreement, under certain specified circumstances, (i) we may be required to pay PECO a termination fee of $15.9 million in connection with the go-shop provision or $31.7 million in connection with termination for reasons other than the go-shop provision, and (ii) PECO may be required to pay us a termination fee of $75.6 million in the event that PECO terminates the Merger Agreement.
The parties to the Merger Agreement or their respective affiliates will enter into an agreement to terminate, effective immediately prior to the Merger, the Advisory Agreement and Management Agreements, in each case with no further payment under such agreements other than amounts accrued thereunder and previously unpaid.

Immediately following the closing of the Merger, PECO shareholders are expected to own approximately 71% and our shareholders are expected to own approximately 29% of the combined company.

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
The following is a summary of borrowings as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018	December 31, 2017
Fair value	$796,536	$770,537
Recorded value(1)	806,359	780,545

(1)	Recorded value does not include deferred financing costs of $4.3 million and $5.3 million as of June 30, 2018 and December 31, 2017, respectively.
Derivative Instruments—As of June 30, 2018 and December 31, 2017, we had five interest rate swaps that fixed LIBOR on $570 million of our unsecured term loan facilities (“Term Loans”). All interest rate swap agreements are measured at fair value on a recurring basis. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.
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
Although we determined that the significant inputs used to value our derivatives fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2018 and December 31, 2017, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
We record derivative assets in Other Assets, Net and derivative liabilities in Accounts Payable and Other Liabilities on our consolidated balance sheets. The fair value measurements of our derivative assets and liabilities as of June 30, 2018 and December 31, 2017, were as follows (in thousands):

	June 30, 2018	December 31, 2017
Derivative asset:
Interest rate swaps designated as hedging instruments - Term Loans	$14,337	$6,544
Derivative liability:
Interest rate swaps designated as hedging instruments - Term Loans	$—	$85
Interest rate swaps not designated as hedging instruments - mortgage notes	16	255
Total	$16	$340

5. INVESTMENT IN UNCONSOLIDATED JOINT VENTURE
In March 2016, we entered into a joint venture (“Joint Venture”) where we may contribute up to $50 million in equity. The following table summarizes the cumulative activity related to our unconsolidated Joint Venture as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018	December 31, 2017
Ownership Percentage	20%	20%
Number of shopping centers	14	14
Cumulative equity contribution	$17,456	$17,456
Cumulative distributions	5,700	950

6. REAL ESTATE ACQUISITIONS
During the six months ended June 30, 2018 and 2017, we acquired one and six grocery-anchored shopping centers, respectively. None of these acquisitions were considered business combinations, but rather were classified as asset acquisitions. As such, most acquisition-related costs were capitalized and are included in the total purchase prices shown below. Our real estate asset acquired during the six months ended June 30, 2018, was as follows (dollars in thousands):

Property Name	Location	Anchor Tenant	Acquisition Date	Purchase Price	Square Footage	Leased % of Rentable Square Feet at Acquisition
Arlington Station	Arlington, TX	Walmart	1/19/2018	$18,483	113,742	92.4%
During the six months ended June 30, 2017, we acquired the following real estate assets (dollars in thousands):

Property Name	Location	Anchor Tenant	Acquisition Date	Purchase Price	Square Footage	Leased % of Rentable Square Feet at Acquisition
Herndon Station	Fresno, CA	Save Mart	2/10/2017	$16,934	95,370	96.1%
Windmill Station	Clovis, CA	Save Mart(1)	2/10/2017	9,665	27,486	100.0%
Plaza 23 Station	Pompton Plains, NJ	Stop & Shop	2/27/2017	52,375	161,035	95.5%
Bells Fork Station	Greenville, NC	Harris Teeter	3/1/2017	9,609	71,666	91.7%
Evans Towne Centre	Evans, GA	Publix	5/9/2017	12,030	75,668	92.2%
Riverlakes Village	Bakersfield, CA	Vons	6/16/2017	24,337(2)	92,212	95.8%

(1)	We do not own the portion of the shopping center that contains the grocery anchor.

(2)	The purchase price includes debt assumed as part of the acquisition.
The fair value at acquisition as well as weighted-average useful life for in-place, above-market, and below-market lease intangibles acquired during the six months ended June 30, 2018 and 2017, are as follows (dollars in thousands, weighted-average useful life in years):

	2018		2017
	Fair Value	Weighted-Average Useful Life	Fair Value	Weighted-Average Useful Life
Acquired in-place leases	$1,751	8	$12,212	10
Acquired above-market leases	275	9	1,415	8
Acquired below-market leases	(564)	13	(3,556)	17

7. DEBT OBLIGATIONS, NET
The following is a summary of the outstanding principal balances and interest rates, which include the effect of derivative financial instruments, of our debt obligations as of June 30, 2018 and December 31, 2017 (in thousands):

	Interest Rate	June 30, 2018	December 31, 2017
Revolving credit facility(1)	3.62%	$85,357	$57,357
Term loans(2)	2.24%-4.09%	570,000	570,000
Mortgages payable(3)	3.45%-6.64%	147,434	149,081
Assumed below-market debt adjustment, net(4)		3,568	4,107
Deferred financing costs, net(5)		(4,338)	(5,270)
Total		$802,021	$775,275

(1)
We exercised an option to extend the maturity date to January 2019 and have an additional option to extend the maturity date to July 2019. Gross borrowings under our revolving credit facility were $68.0 million and gross payments on our revolving credit facility were $40.0 million during the six months ended June 30, 2018. The revolving credit facility has a maximum capacity of $350 million. The revolving credit facility is expected to be paid in full at closing of the Merger.

(2)
Of the outstanding Term Loans balance, $185 million matures in July 2019 with options to extend to 2021, $185 million matures in June 2020 with an option to extend to 2021, and $200 million matures in 2024. A maturity date extension requires the payment of an extension fee of 0.15% of the outstanding principal amount of the corresponding tranche.

(3)
Due to the non-recourse nature of our fixed-rate mortgages, the assets and liabilities of the properties securing such mortgages are neither available to pay the debts of the consolidated property-holding limited liability companies, nor do they constitute obligations of such consolidated limited liability companies as of June 30, 2018 and December 31, 2017.

(4)	Net of accumulated amortization of $2.5 million and $2.0 million as of June 30, 2018 and December 31, 2017, respectively.

(5)	Net of accumulated amortization of $3.6 million and $2.6 million as of June 30, 2018 and December 31, 2017, respectively.
As of June 30, 2018 and December 31, 2017, the weighted-average interest rate for all of our mortgages and loans payable was 3.5%.
The allocation of total debt between fixed and variable-rate and between secured and unsecured, excluding market debt adjustments and deferred financing costs, as of June 30, 2018 and December 31, 2017, is summarized below (in thousands):

	June 30, 2018	December 31, 2017
As to interest rate:(1)
Fixed-rate debt	$717,434	$719,081
Variable-rate debt	85,357	57,357
Total	$802,791	$776,438
As to collateralization:
Unsecured debt	$655,357	$627,357
Secured debt	147,434	149,081
Total	$802,791	$776,438

(1)	Includes the effects of derivative financial instruments (see Notes 4 and 9).

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

9. DERIVATIVES AND HEDGING ACTIVITIES
Risk Management Objective of Using Derivatives—We are exposed to certain risks arising from both our business operations and economic conditions. We principally manage our exposure to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of our debt funding and the use of derivative financial instruments. Specifically, we enter into interest rate swaps to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash receipts and our known or expected cash payments principally related to our investments and borrowings.
Cash Flow Hedges of Interest Rate Risk—Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
The changes in the fair value of derivatives designated, and that qualify, as cash flow hedges are recorded in AOCI and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2018 and 2017, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt. The ineffectiveness previously reported in earnings for the period ended June 30, 2017, was adjusted to reflect application of the provisions of ASU 2017-12, Derivatives and Hedging (Topic 815), as of the beginning of 2017. This adjustment was not material.
Amounts reported in AOCI related to these derivatives will be reclassified to Interest Expense, Net as interest payments are made on the variable-rate debt. During the next twelve months, we estimate that an additional $5.5 million will be reclassified from Other Comprehensive Income (“OCI”) to offset Interest Expense, Net.
The following is a summary of our interest rate swaps that were designated as cash flow hedges of interest rate risk as of June 30, 2018 and December 31, 2017 (notional amount in thousands):

	2018	2017
Count	5	5
Notional Amount	$570,000	$570,000
Fixed LIBOR	0.7%-2.2%	0.7%-2.2%
Maturity Date	2019-2024	2019-2024
The table below details the location of the gain or loss recognized on interest rate derivatives designated as cash flow hedges in the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Amount of gain (loss) recognized in OCI on derivative	$2,567	$(771)	$8,818	$(136)
Amount of gain (loss) reclassified from AOCI into interest expense	702	(16)	940	(238)
Credit-risk-related Contingent Features—We have agreements with our derivative counterparties that contain provisions where, if we either default or are capable of being declared in default on any of our indebtedness, we could also be declared to be in default on our derivative obligations. As of June 30, 2018, the fair value of our derivatives in a net liability position was not material. The fair value includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements. As of June 30, 2018, we had not posted any collateral related to these agreements and were not in breach of any agreement provisions. If we had breached any of these provisions, we could have been required to settle our obligations under the agreements at their termination value, which would not be material.

10. EQUITY
On May 9, 2018, our board of directors increased its estimated value per share of our common stock from $22.75 to $22.80 based substantially on the estimated market value of our portfolio of real estate properties as of March 31, 2018. We engaged a third party valuation firm to provide a calculation of the range in estimated value per share of our common stock as of March 31, 2018, which reflected certain balance sheet assets and liabilities as of that date. Shares of our common stock are issued under the DRIP and redeemed under the Share Repurchase Program (“SRP”), as discussed below, at the same price as the estimated value per share in effect at the time of issuance or redemption.
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
In connection with the Merger, the DRIP was temporarily suspended for the month of July 2018, and DRIP participants received their July 2018 distributions in cash rather than in stock. The DRIP resumed in August 2018, with the distribution payable in September.

Share Repurchase Program—Our SRP provides an opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations. The cash available for repurchases on any particular date will generally be limited to the proceeds from the DRIP during the preceding four fiscal quarters, less amounts already used for repurchases since the beginning of that period. Our board of directors reserves the right, in its sole discretion, at any time and from time to time, to reject any request for repurchase. In connection with the Merger, we also temporarily suspended the SRP for the month of July 2018 and resumed in August 2018.
During the six months ended June 30, 2018, repurchase requests surpassed the funding limits under the SRP. When we are unable to fulfill all repurchase requests in a given month, we will honor requests on a pro rata basis to the extent funds are available. We will continue to fulfill repurchases sought upon a stockholder’s death, “qualifying disability,” or “determination of incompetence” in accordance with the terms of the SRP. Approximately 0.6 million shares of our common stock were repurchased under our SRP during the six months ended June 30, 2018. Repurchase requests in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” were completed in full. The remaining repurchase requests that were in good order were fulfilled on a pro rata basis. As of June 30, 2018, we had approximately 1.1 million shares of unfulfilled repurchase requests, which will be treated as requests for repurchase during future months until satisfied or withdrawn.
Class B Units—The Operating Partnership issues limited partnership units that are designated as Class B units for asset management services provided by PECO. The vesting of the Class B units is contingent upon a market condition and service condition. We had 0.5 million and 0.4 million unvested Class B units outstanding as of June 30, 2018 and December 31, 2017, respectively.

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
Restricted stock is granted under our 2013 Independent Director Stock Plan and is potentially dilutive. There were 3,600 and 3,300 unvested restricted stock awards outstanding as of June 30, 2018 and 2017, respectively. During periods of net loss, these securities are anti-dilutive and, as a result, are excluded from the weighted average common shares used to calculate diluted EPS.
Class B units are participating securities as they contain non-forfeitable rights to dividends or dividend equivalents, and are potentially dilutive due to their right of conversion to common stock upon vesting. There were 0.5 million Class B units of the Operating Partnership outstanding as of June 30, 2018 and 2017, respectively. The vesting of the Class B units is contingent upon satisfaction of a market condition and service condition. Since the satisfaction of both conditions was not probable as of June 30, 2018 and 2017, the Class B units remained unvested and thus were not included in the diluted net loss per share computations.

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
Advisor—Our current advisory agreement became effective September 1, 2017. Pursuant to the Advisory Agreement, the Advisor is entitled to specified fees for certain services, including managing our day-to-day activities and implementing our investment strategy. The Advisor manages our day-to-day affairs and our portfolio of real estate investments subject to the board of directors’ supervision.

Asset Management Fee and Subordinated Participation

Date	Rate	Payable	Description
January 1, 2016 through August 31, 2017	1.00%	80% in cash; 20% in Class B units
The cash portion was paid on a monthly basis in arrears at the rate of 0.06667% multiplied by the cost of our assets as of the last day of the preceding monthly period. The Class B unit portion was issued on a quarterly basis at the rate of 0.05% multiplied by the lower of the cost of assets and the applicable quarterly net asset value (“NAV”), divided by the per share NAV.

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

The Advisor is entitled to receive distributions on the Class B units at the same rate as distributions are paid to common stockholders. Such distributions are in addition to the incentive compensation that the Advisor and its affiliates may receive from us. During the six months ended June 30, 2018 and 2017, the Operating Partnership issued 39,455 and 46,131 Class B units, respectively, to the Advisor for asset management services performed. Prior to September 2017, a portion of the asset management fee and subordinated participation, and distributions on Class B units, were paid to a former third-party advisor. Effective September 2017, this relationship was terminated.
Other Advisory Fees and Reimbursements Paid in Cash

Fee Type	Date	Rate	Description
Acquisition fee	January 1, 2015 though August 31, 2017	1.00%	Equal to the product of (x) the rate and (y) the cost of investments we acquired or originated, including any debt attributable to such investments.
	Beginning September 1, 2017	0.85%
Acquisition expenses	Beginning January 1, 2015	N/A	Reimbursements for direct expenses, including certain personnel costs, incurred related to selecting, evaluating, and acquiring assets on our behalf.
Disposition fee(1)	January 1, 2015 through August 31, 2017	2.00%
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

	Beginning September 1, 2017	1.70%

(1)	We will not pay any disposition fees in connection with the Merger.
General and Administrative Expenses—As of June 30, 2018 and December 31, 2017, we owed the Advisor and their affiliates approximately $22,000 and $119,000, respectively, for general and administrative expenses paid on our behalf.
Summarized below are the fees earned by and the expenses reimbursable to the Advisor and former advisor for the three and six months ended June 30, 2018 and 2017. As of September 2017, pursuant to the termination of the relationship with our former advisor, they were no longer entitled to these fees and reimbursements. This table includes any related amounts unpaid as of June 30, 2018 and December 31, 2017, except for unpaid general and administrative expenses, which we disclose above (in thousands):

	Three Months Ended		Six Months Ended		Unpaid Amount as of
	June 30,		June 30,		June 30,	December 31,
	2018	2017	2018	2017	2018	2017
Acquisition fees and expenses(1)	$9	$427	$200	$1,466	$—	$—
Asset management fees(2)	2,883	3,118	5,761	6,136	11	48
Class B units distribution(3)	181	182	367	351	63	56
Total	$3,073	$3,727	$6,328	$7,953	$74	$104

(1)
The majority of acquisition fees and expenses are capitalized and allocated to the related investment in real estate assets on the consolidated balance sheet based on the acquisition-date fair values of the respective assets and liability acquired.

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

Summarized below are the fees earned by and the expenses reimbursable to the Manager for the three and six months ended June 30, 2018 and 2017, and any related amounts unpaid as of June 30, 2018 and December 31, 2017 (in thousands):

	Three Months Ended		Six Months Ended		Unpaid Amount as of
	June 30,		June 30,		June 30,	December 31,
	2018	2017	2018	2017	2018	2017
Property management fees(1)	$1,733	$1,492	$3,431	$2,892	$555	$580
Leasing commissions(2)	1,405	985	2,669	1,621	363	202
Construction management fees(2)	127	143	202	221	51	260
Other fees and reimbursements(3)	621	961	1,258	1,755	563	491
Total	$3,886	$3,581	$7,560	$6,489	$1,532	$1,533

(1)	The property management fees are included in Property Operating on the consolidated statements of operations.

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
Unconsolidated Joint Venture—We had a receivable from the Joint Venture of approximately $14,000 as of June 30, 2018, and a payable to the Joint Venture of approximately $52,000 as of December 31, 2017, all primarily related to activity at the six properties contributed by us to the Joint Venture.

13. SUBSEQUENT EVENTS
Distributions to Stockholders—Distributions were paid subsequent to June 30, 2018, as follows (in thousands):

Month	Record Date	Distribution Amount per Share	Date Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through the DRIP	Net Cash Distribution
June	6/15/2018	$0.13541652	7/2/2018	$6,333	$2,791	$3,542
July	7/16/2018	0.13541652	8/1/2018	6,346	—	6,346
In August 2018, our board of directors authorized distributions for September, October, and November 2018 in the amount of $0.13541652 per share to the stockholders of record at the close of business on September 17, October 15, and November 15, 2018, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q of Phillips Edison Grocery Center REIT II, Inc. (“we,” the “Company,” “our,” or “us”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. These risks include, without limitation, (i) risks associated with our ability to consummate the Merger and the timing and closing of the Merger; (ii) changes in national, regional, or local economic climates; (iii) local market conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our portfolio; (iv) vacancies, changes in market rental rates, and the need to periodically repair, renovate, and re-let space; (v) changes in interest rates and the availability of permanent mortgage financing; (vi) competition from other available properties and the attractiveness of properties in our portfolio to our tenants; (vii) the financial stability of tenants, including the ability of tenants to pay rent; (viii) changes in tax, real estate, environmental, and zoning laws; (ix) the concentration of our portfolio in a limited number of industries, geographies, or investments; and (x) any of the other risks included in this Quarterly Report on Form 10-Q. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the SEC. We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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

Overview
We are a public non-traded real estate investment trust (“REIT”) that invests in retail real estate properties. Our primary focus is on grocery-anchored neighborhood and community shopping centers that meet the day-to-day needs of residents in the surrounding trade areas. As of June 30, 2018, we wholly-owned 86 real estate properties acquired from third parties unaffiliated with us or PECO. In addition, we own a 20% equity interest in a joint venture, which owned 14 real estate properties as of June 30, 2018.
In July 2018 we entered into the Merger Agreement with PECO. Pursuant to this agreement, PECO will issue 2.04 shares of PECO common stock in exchange for each share of our common stock, which is equivalent to $22.54 per share based on PECO’s most recent estimated value per share of $11.05. The exchange ratio reflects our most recent estimated value per share, adjusted for estimated transaction-related expenses. We will not pay any internalization or disposition fees in connection with the Merger as no value consideration was given for the advisory services that PECO provides to us. Our outstanding debt, excluding the revolving credit facility, is expected to be refinanced or assumed by PECO at closing under the terms of the Merger Agreement. For a more detailed discussion, see Note 3.

Below are statistical highlights of our wholly-owned portfolio:

	Total Portfolio as of June 30, 2018	Property Acquisitions During the Six Months Ended June 30, 2018
Number of properties	86	1
Number of states	24	1
Total square feet (in thousands)	10,337	114
Leased % of rentable square feet	94.9%	92.4%
Average remaining lease term (in years)(1)	5.1	7.3

(1)	As of June 30, 2018. The average remaining lease term in years excludes future options to extend the term of the lease.
Lease Expirations—The following chart shows, on an aggregate basis, all of the scheduled lease expirations after June 30, 2018, for each of the next ten years and thereafter for our 86 wholly-owned shopping centers. The chart shows the leased square feet and annualized base rent (“ABR”) represented by the applicable lease expirations (dollars and square feet in thousands):Subsequent to June 30, 2018, we renewed approximately 132,000 total square feet and $1.4 million of total ABR of the leases expiring.

Portfolio Tenancy—We define national tenants as those tenants that operate in at least three states. Regional tenants are defined as those tenants that have at least three locations. The following charts present the composition of our portfolio by tenant type as of June 30, 2018:
The following charts present the composition of our portfolio by tenant industry as of June 30, 2018 (dollars and square feet in thousands):
The following table presents our top ten tenants, grouped according to parent company, by ABR as of June 30, 2018 (dollars and square feet in thousands):

Tenant	ABR	% of ABR	Leased Square Feet	% of Leased Square Feet	Number of Locations(1)
Publix Super Markets	$8,157	6.5%	843	8.6%	18
Albertsons-Safeway	7,208	5.7%	716	7.3%	12
Ahold Delhaize	6,374	5.1%	389	4.0%	6
Walmart	5,820	4.6%	903	9.2%	7
Kroger	5,512	4.4%	792	8.1%	12
Giant Eagle	2,776	2.2%	273	2.8%	4
Sprouts Farmers Market	1,843	1.5%	109	1.1%	4
Save Mart Supermarkets	1,775	1.4%	208	2.1%	4
T.J. Maxx	1,371	1.1%	108	1.1%	4
Subway	1,104	0.9%	46	0.5%	32
	$41,940	33.4%	4,387	44.8%	103

(1)	Number of locations excludes auxiliary leases with grocery anchors such as fuel stations, pharmacies, and liquor stores.

Results of Operations
We wholly-owned 86 properties as of June 30, 2018, and 80 properties as of June 30, 2017. The Same-Center column in the tables below includes the 74 properties that were owned and operational prior to January 1, 2017. The Non-Same-Center column includes properties that were acquired after December 31, 2016, in addition to corporate-level income and expenses. In this section, we primarily explain fluctuations in activity shown in the Same-Center column as well as any notable fluctuations in the Non-Same-Center column related to corporate-level activity. Unless otherwise discussed below, year-over-year comparative differences for the three and six months ended June 30, 2018 and 2017, are almost entirely attributable to the number of properties owned and the length of ownership of these properties.
Summary of Operating Activities for the Three Months Ended June 30, 2018 and 2017

			Favorable (Unfavorable) Change
(In thousands, except per share amounts)	2018	2017	Change	Non-Same-Center	Same-Center
Operating Data:
Total revenues	$43,706	$39,958	$3,748	$3,456	$292
Property operating expenses	(6,832)	(6,192)	(640)	(367)	(273)
Real estate tax expenses	(6,980)	(6,489)	(491)	(615)	124
General and administrative expenses	(4,694)	(5,467)	773	607	166
Depreciation and amortization	(19,083)	(17,514)	(1,569)	(1,448)	(121)
Interest expense, net	(7,566)	(5,452)	(2,114)	(2,114)	—
Transaction expenses	(180)	—	(180)	(180)	—
Other expense, net	11	(96)	107	(71)	178
Net loss	$(1,618)	$(1,252)	$(366)	$(732)	$366

Net loss per share - basic and diluted	$(0.03)	$(0.03)	$—
Total revenues—Of the $3.7 million increase in total revenues, $3.5 million was related to our 12 non-same-center properties. The remaining variance was the result of an increase in revenue among same-center properties, primarily due to a $0.6 million increase in minimum rent, which was driven by a $0.22, or 1.8%, increase in same-center minimum rent per square foot since June 30, 2017. The growth in rental income was partially offset by a $0.2 million reduction in straight-line rent adjustments.
General and administrative expenses—The decrease in general and administrative expenses was primarily attributable to a reduction in the asset management fee rate, as well as a decrease in consulting and legal fees paid to third parties.
Interest expense, net—Of the $2.1 million increase in interest expense, $2.4 million was related to new mortgage loans assumed associated with the purchase of additional properties, as well as an additional term loan borrowing in September 2017 at a higher interest rate that was used to fund new acquisitions in 2017 and 2018. That increase was partially offset by a $0.3 million decrease related to fewer borrowings on our unsecured credit facility. The weighted-average interest rate as of June 30, 2018, was 3.5%, compared to a weighted-average interest rate of 3.0% as of June 30, 2017.
Transaction expenses—The $0.2 million of transaction expenses resulted from costs incurred in connection with the Merger with PECO, primarily associated with third-party professional fees, such as legal, tax, financial advisor, and consulting fees.

Summary of Operating Activities for the Six Months Ended June 30, 2018 and 2017

			Favorable (Unfavorable) Change
(In thousands, except per share amounts)	2018	2017	Change	Non-Same-Center	Same-Center
Operating Data:
Total revenues	$87,866	$78,759	$9,107	$7,989	$1,118
Property operating expenses	(14,158)	(12,795)	(1,363)	(1,118)	(245)
Real estate tax expenses	(14,003)	(12,610)	(1,393)	(1,433)	40
General and administrative expenses	(9,031)	(10,080)	1,049	812	237
Depreciation and amortization	(37,971)	(34,536)	(3,435)	(3,165)	(270)
Interest expense, net	(15,034)	(9,926)	(5,108)	(5,108)	—
Transaction expenses	(496)	—	(496)	(496)	—
Other expense, net	(45)	(151)	106	(64)	170
Net loss	$(2,872)	$(1,339)	$(1,533)	$(2,583)	$1,050

Net loss per share—basic and diluted	$(0.06)	$(0.03)	$(0.03)
Total revenues—Of the $9.1 million increase in total revenues, $8.0 million was related to our 12 non-same-center properties. The remaining variance was the result of an increase in revenue among same-center properties, primarily due to a $1.4 million increase in minimum rent, which was driven by a $0.22, or 1.8%, increase in same-center minimum rent per square foot since June 30, 2017. The increase in same-center revenue was also attributed to a $0.5 million increase in tenant recovery income as a result of higher recoverable expenses and a 3.5% increase in our recovery rate. The growth in rental and tenant recovery income was partially offset by a $0.6 million reduction in straight-line rent adjustments.
General and administrative expenses—The decrease in general and administrative expenses was primarily attributable to a reduction in the asset management fee rate, as well as a decrease in consulting and legal fees paid to third parties.
Interest expense, net—Of the $5.1 million increase in interest expense, $4.5 million was related to an additional term loan borrowing in September 2017 at a higher interest rate and additional revolving credit facility borrowings used to fund new acquisitions in 2017 and 2018. Additionally, $0.5 million of the increase is related to new mortgage loans assumed in connection with certain acquisitions throughout 2017, partially offset by one mortgage that matured. The weighted-average interest rate as of June 30, 2018, was 3.5%, compared to a weighted-average interest rate of 3.0% as of June 30, 2017.
Transaction expenses—The $0.5 million of transaction expenses resulted from costs incurred in connection with the Merger with PECO, primarily associated with third-party professional fees, such as legal, tax, financial advisor, and consulting fees.

Leasing Activity—The average rent per square foot and cost of executing leases fluctuates based on the tenant mix, size of the space, and lease term. Leases with national and regional tenants generally require a higher cost per square foot than those with local tenants. However, such tenants will also pay for a longer term. As we continue to attract more of these national and regional tenants, our costs to lease may increase.
Below is a summary of leasing activity for the three months ended June 30, 2018 and 2017:

	Total Deals		Inline Deals(1)
	2018	2017	2018	2017
New leases:
Number of leases	31	11	30	10
Square footage (in thousands)	81	38	68	23
First-year base rental revenue (in thousands)	$1,340	$571	$1,208	$422
Average rent per square foot (“PSF”)	$16.53	$14.95	$17.67	$18.11
Average cost PSF of executing new leases(2)	$26.53	$38.75	$27.06	$31.62
Comparable number of leases(3)	5	3	5	3
Comparable rent spread(3)	13.9%	1.1%	13.9%	1.1%
Weighted-average lease term (in years)	5.5	9.2	5.6	8.7
Renewals and options:
Number of leases	54	51	49	50
Square footage (in thousands)	363	127	91	101
First-year base rental revenue (in thousands)	$4,373	$2,554	$2,205	$2,309
Average rent PSF	$12.05	$20.10	$24.25	$22.79
Average rent PSF prior to renewals	$11.42	$17.77	$21.81	$20.10
Percentage increase in average rent PSF	5.5%	13.1%	11.2%	13.4%
Comparable number of leases(3)	41	42	40	42
Comparable rent spread(3)	9.2%	13.3%	12.0%	13.3%
Average cost PSF of executing renewals and options(2)	$2.19	$4.02	$5.15	$4.68
Weighted-average lease term (in years)	5.0	4.8	4.8	4.7
Portfolio retention rate(4)	89.8%	94.7%	73.6%	87.8%

(1)	We consider an inline deal to be a lease for less than 10,000 square feet of gross leasable area (“GLA”).

(2)
The cost of executing new leases, renewals, and options includes leasing commissions, tenant improvement costs, and tenant concessions. The costs associated with landlord improvements are excluded for repositioning and redevelopment projects, if any.

(3)	The comparable rent spread compares the percentage increase (or decrease) of new or renewal leases (excluding options) to the expiring lease of a unit that was occupied within the past twelve months.

(4)	The portfolio retention rate is calculated by dividing (a) total square feet of retained tenants with current period lease expirations by (b) the square feet of leases expiring during the period.

Below is a summary of leasing activity for the six months ended June 30, 2018 and 2017(1):

	Total Deals		Inline Deals
	2018	2017	2018	2017
New leases:
Number of leases	64	26	61	25
Square footage (in thousands)	169	68	134	53
First-year base rental revenue (in thousands)	$2,748	$1,148	$2,331	$1,000
Average rent per square foot (“PSF”)	$16.30	$16.85	$17.40	$18.76
Average cost PSF of executing new leases	$24.31	$34.39	$25.38	$30.06
Comparable number of leases	15	8	14	8
Comparable rent spread	11.0%	8.2%	12.5%	8.2%
Weighted-average lease term (in years)	6.3	8.0	6.2	7.4
Renewals and options:
Number of leases	89	88	80	86
Square footage (in thousands)	580	256	172	181
First-year base rental revenue (in thousands)	$7,361	$4,611	$3,899	$3,842
Average rent PSF	$12.69	$18.00	$22.67	$21.29
Average rent PSF prior to renewals	$11.96	$16.08	$20.56	$18.83
Percentage increase in average rent PSF	6.1%	11.9%	10.2%	13.1%
Comparable number of leases	65	66	63	66
Comparable rent spread	9.4%	13.8%	11.1%	13.8%
Average cost PSF of executing renewals and options	$2.25	$3.59	$4.41	$4.45
Weighted-average lease term (in years)	5.0	4.8	4.6	4.7
Portfolio retention rate	89.3%	88.6%	81.4%	86.8%

(1)	See the footnotes to the summary of leasing activity table for the three months ended June 30, 2018, for more detail regarding certain items throughout this table.

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

The table below is a comparison of the Same-Center NOI for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Revenues:
Rental income(1)	$27,202	$26,657	$545		$54,262	$52,981	$1,281
Tenant recovery income	9,751	9,727	24		20,313	19,799	514
Other property income	163	237	(74)		404	328	76
Total revenues	37,116	36,621	495	1.4%	74,979	73,108	1,871	2.6%
Operating expenses:
Property operating expenses	6,145	5,802	343		12,680	12,198	482
Real estate taxes	6,109	6,233	(124)		12,210	12,250	(40)
Total operating expenses	12,254	12,035	219	1.8%	24,890	24,448	442	1.8%
Total Same-Center NOI	$24,862	$24,586	$276	1.1%	$50,089	$48,660	$1,429	2.9%

(1)	Excludes straight-line rental income, net amortization of above- and below-market leases, and lease buyout income.
Below is a reconciliation of Net Loss to NOI and Same-Center NOI for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(1,618)	$(1,252)	$(2,872)	$(1,339)
Adjusted to exclude:
Straight-line rental income	(577)	(656)	(1,319)	(1,492)
Net amortization of above- and below-market leases	(604)	(606)	(1,202)	(1,213)
General and administrative expenses	4,694	5,467	9,031	10,080
Transaction expenses	180	—	496	—
Depreciation and amortization	19,083	17,514	37,971	34,536
Interest expense, net	7,566	5,452	15,034	9,926
Other	(63)	96	(7)	151
NOI	28,661	26,015	57,132	50,649
Less: NOI from centers excluded from Same-Center	(3,799)	(1,429)	(7,043)	(1,989)
Total Same-Center NOI	$24,862	$24,586	$50,089	$48,660

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
Modified funds from operations (“MFFO”) is an additional performance financial measure used by us as FFO includes certain non-comparable items that affect our performance over time. MFFO excludes the following items:

•	acquisition and transaction expenses;

•	straight-line rent amounts, both income and expense;

•	amortization of above- or below-market intangible lease assets and liabilities;

•	amortization of discounts and premiums on debt investments;

•	gains or losses from the early extinguishment of debt;

•	gains or losses on the extinguishment of derivatives, except where the trading of such instruments is a fundamental attribute of our operations;

•	gains or losses related to fair-value adjustments for derivatives not qualifying for hedge accounting;

•	gains or losses related to consolidation from, or deconsolidation to, equity accounting; and

•	adjustments related to the above items for unconsolidated entities in the application of equity accounting.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Calculation of FFO
Net loss	$(1,618)	$(1,252)	$(2,872)	$(1,339)
Adjustments:
Depreciation and amortization of real estate assets	19,083	17,514	37,971	34,536
Adjustments related to unconsolidated joint venture	528	446	1,047	872
FFO	$17,993	$16,708	$36,146	$34,069
Calculation of MFFO
FFO	$17,993	$16,708	$36,146	$34,069
Adjustments:
Net amortization of above- and below-market leases	(604)	(606)	(1,202)	(1,213)
Straight-line rental income	(577)	(656)	(1,319)	(1,492)
Transaction expenses	180	—	496	—
Amortization of market debt adjustment	(270)	(252)	(540)	(534)
Gain on extinguishment of debt	—	—	—	(11)
Change in fair value of derivatives	(108)	(119)	(239)	(235)
Adjustments related to unconsolidated joint venture	102	25	77	23
Other	6	300	4	259
MFFO	$16,722	$15,400	$33,423	$30,866

Earnings per common share:
Weighted-average common shares outstanding - diluted(1)	46,760	46,531	46,729	46,522
FFO per share - diluted	$0.38	$0.36	$0.77	$0.73
MFFO per share - diluted	$0.36	$0.33	$0.72	$0.66

(1)
Restricted stock awards were dilutive to FFO/MFFO for the three and six months ended June 30, 2018 and 2017, and accordingly, were included in the weighted-average common shares used to calculate diluted FFO/MFFO per share.

Liquidity and Capital Resources
General—Aside from standard operating expenses, we expect our principal cash demands to be for:

•	investments in real estate;

•	capital expenditures and leasing costs;

•	repurchases of common stock;

•	cash distributions to stockholders;

•	principal and interest payments on our outstanding indebtedness; and

•	transaction expenses incurred in connection with the Merger with PECO.
We expect our primary sources of liquidity to be:

•	proceeds from debt financings, including borrowings under our unsecured credit facility;

•	proceeds from real estate dispositions;

•	reinvested distributions, which are used for share repurchases;

•	available, unrestricted cash and cash equivalents; and

•	operating cash flows.
We believe our sources of cash will provide adequate liquidity to fund our obligations.
The following table summarizes information about our debt as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018	June 30, 2017
Total debt obligations, gross	$802,791	$672,121
Weighted average interest rate	3.5%	3.0%
Weighted average maturity (in years)	3.0	2.5

Revolving credit facility capacity	$350,000	$350,000
Revolving credit facility availability	$264,403	$213,879
Revolving credit facility maturity(1)	January 2019	June 2018

(1)
We have exercised an option to extend the maturity date to January 2019 and have an additional option to extend the maturity date to July 2019. The revolving credit facility is expected to be paid in full at closing of the Merger.

As of June 30, 2018, we had cash, cash equivalents, and restricted cash of $7.8 million, a net increase of $2.0 million during the six months ended June 30, 2018.
Below is a summary of our cash flow activity for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,		Favorable (Unfavorable) Change
	2018	2017	$	%
Net cash provided by operating activities	$29,474	$24,564	$4,910	20.0%
Net cash used in investing activities	(19,406)	(116,874)	97,468	83.4%
Net cash (used in) provided by financing activities	(8,064)	89,511	(97,575)	(109.0)%
Operating Activities—Our net cash provided by operating activities was primarily impacted by the following:

•
Property operations—Most of our operating cash comes from rental and tenant recovery income, and is offset by property operating expenses, real estate taxes, and property-specific general and administrative costs. Our change in cash flows from property operations primarily results from owning a larger portfolio year-over-year, as well as a 2.9% increase in Same-Center NOI.

•
Cash paid for interest—During the six months ended June 30, 2018, we paid $14.3 million in cash for interest, an increase of $5.3 million over the same period in 2017. This was a result of increased borrowings in relation to our acquisition activity.

•
Working capital—During the six months ended June 30, 2018, cash flows from working capital increased due to a decrease in accounts receivable, partially offset by an increase in cash paid for leasing commissions and a decrease in prepaid rent, when compared to the same period in 2017.

Investing Activities—Our net cash used in investing activities was primarily impacted by the following:

•
Real estate acquisitions—During the six months ended June 30, 2018, we acquired one shopping center for a total cash outlay of $19.7 million. During the same period in 2017, we acquired six shopping centers for a total cash outlay of $110.9 million.

•
Capital expenditures—We invest capital into leasing our properties and maintaining or improving the condition of our properties. During the six months ended June 30, 2018, cash used for capital expenditures increased by $0.6 million over the same period in 2017.

•
Investment and return of investment in Joint Venture—During the six months ended June 30, 2017, we made a $1.3 million investment in the Joint Venture to acquire additional assets. We did not make an investment in the Joint Venture in 2018. Of the $50 million we may contribute to the Joint Venture, as of June 30, 2018, we have contributed $17.5 million. During the six months ended June 30, 2018, we received $4.8 million of distributions from the Joint Venture, a $4.4 million increase over the same period in 2017. As of June 30, 2017, there was $1.3 million in outstanding loans between the Joint Venture and us. We had no such loans outstanding to the Joint Venture as of June 30, 2018.

Financing Activities—Net cash flows from financing activities were primarily impacted by the following:

•
Debt borrowings and payments—Cash from financing activities is primarily affected by inflows from borrowings and outflows from payments on debt. As our debt obligations mature, we intend to refinance the remaining balance, if possible, or pay off the balances at maturity using proceeds from operations and/or corporate-level debt. During the six months ended June 30, 2018, our net borrowings decreased by $98.6 million over the same period in 2017.

•
Share repurchases—Our SRP provides an opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations (see Note 10). Cash outflows for share repurchases decreased by $2.3 million during the six months ended June 30, 2018.

•	Cash distributions paid to stockholders—Cash used for distributions increased by $1.5 million during the six months ended June 30, 2018.

Activity related to distributions to our common stockholders for the six months ended June 30, 2018 and 2017, is as follows (in thousands):

Distributions
$50,000
$40,000
$30,000
$20,000
$10,000
$0
$38,094
$17,321
$20,773
$29,474
$36,146
$37,758
$18,482
$19,276
$24,564
$34,069
2018
2017

Cash distributions to common stockholders	Net cash provided by operating activities

Distributions reinvested through the DRIP	FFO(1)

(1)
See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures - Funds from Operations and Modified Funds from Operations for the definition of FFO, information regarding why we present FFO, as well as for a reconciliation of this non-GAAP financial measure to Net Loss.

We paid distributions monthly and expect to continue paying distributions monthly unless our results of operations, our general financial condition, general economic conditions or other factors, as determined by our board of directors, make it imprudent to do so. The timing and amount of distributions is determined by our board of directors and is influenced in part by our intention to comply with REIT requirements of the Internal Revenue Code. As a result of temporarily suspending the DRIP for the month of July 2018, our cash distributions will increase significantly for that period compared to previous months.
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

Debt—The following table presents our calculation of net debt to total enterprise value as of June 30, 2018 (dollars in thousands):

2018
Net debt:
Total debt, excluding below-market adjustments and deferred financing costs	$802,791
Less: Cash and cash equivalents	(3,440)
Total net debt	$799,351
Enterprise value:
Total net debt	$799,351
Total equity value(1)	1,065,854
Total enterprise value	$1,865,205

Net debt to total enterprise value	42.9%
(1) Total equity value is calculated as the product of the number of diluted shares outstanding and the estimated value per share at the end of the period. There were 46.7 million diluted shares outstanding as of June 30, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes from the quantitative and qualitative disclosures about market risk disclosed in Part II, Item 7A of our 2017 Annual Report on Form 10-K filed with the SEC on March 27, 2018.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2018. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2018.
Internal Control Changes
During the quarter ended June 30, 2018, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
For a listing of risk factors associated with investing in us, please see Item 1A. Risk Factors in Part I of our 2017 Annual Report on Form 10-K filed with the SEC on March 27, 2018. Additional risk factors associated with the proposed merger between Phillips Edison & Company, Inc. and its subsidiaries (“PECO”) and us are as follows:
The proposed mergers contemplated by the Agreement and Plan of Merger (“Merger Agreement”) with PECO (the “Mergers”) may not be completed on the terms or timeline currently contemplated or at all.
The completion of the Mergers is subject to certain conditions, including, among others (1) approval of the Company Merger by our and PECO’s stockholders; (2) approval of a proposed amendment to PECO’s charter by PECO’s stockholders; (3) no injunction or law prohibiting the Mergers; (4) effectiveness of the Form S-4 registration statement that contains the joint proxy / prospectus sent to our stockholders; (5) accuracy of each party’s representations, subject to materiality or material adverse effect qualifications; (6) material compliance with each party’s covenants; (7) absence of any material adverse effect with respect to either party; (8) the receipt by PECO of certain written consents from third parties previously agreed among the parties; and (9) receipt by each of us and PECO of an opinion to the effect that the Mergers will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”) and of an opinion that each of us and PECO will qualify as a REIT under the Code. While it is currently contemplated the Mergers will be completed in the fourth quarter of 2018, there can be no assurances that such conditions will be satisfied or that the Mergers and the other transactions contemplated by the Merger Agreement will be consummated on the terms or timeline currently contemplated, or at all. If the Mergers have not been consummated by April 13, 2019, either the Company or PECO may terminate the Merger Agreement. We have expended and will continue to expend a significant amount of time and resources on the Mergers and the other transactions contemplated by the Merger Agreement, and a failure to consummate the Mergers as currently contemplated, or at all, could have a material adverse effect on our business and results of operations.
The Mergers may not be completed, which may adversely affect our business.
If the Mergers are not completed for any reason, the Company’s ongoing business could be adversely affected, and it would be subject to a variety of risks associated with the failure to complete the Mergers, including the following:

•
being required, under certain circumstances, to pay PECO a termination fee of $15.9 million (in the case of a termination of the Merger Agreement in connection with the go-shop process) or $31.7 million (in connection with termination of the Merger Agreement under certain other circumstances);

•	incurrence of substantial costs in connection with the proposed Mergers and related transactions, such as legal, accounting, financial advisory, filing, printing and mailing fees;

•	diversion of management focus and resources from operational matters and other strategic opportunities while working to implement the Mergers; and

•	reputational harm due to the adverse perception of any failure to successfully complete the Mergers.
If the Mergers are not completed, these risks could materially affect the Company’s business and financial results.
The pendency of the Mergers could adversely affect the Company’s business and operations.
In connection with the pending Mergers, some customers, prospective customers or vendors of the Company may delay or defer decisions because of uncertainty concerning the outcome of the Mergers, which could negatively affect the revenues, earnings, cash flows and expenses of the Company, regardless of whether the Mergers are completed. In addition, due to operating restrictions in the Merger Agreement, the Company may be unable, during the pendency of the Mergers, to pursue strategic transactions, undertake certain significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions that are not in the ordinary course of business, even if these actions would prove beneficial.
The Merger Agreement contains provisions that could discourage a potential competing acquirer of the Company or could result in a competing acquisition proposal being at a lower price than it might otherwise be.
Except for a 30 day go-shop period that expires on August 16, 2018, the Merger Agreement contains provisions that, subject to limited exceptions, restrict the ability of the Company to solicit, initiate or knowingly facilitate, encourage or assist any acquisition proposal.  With respect to any written, bona fide acquisition proposal that the Company receives, PECO generally has an opportunity to offer to modify the terms of the Merger Agreement in response to such proposal before the board of directors of the Company may change, withdraw or modify its recommendation to its stockholders in response to such acquisition proposal or terminate the Merger Agreement to enter into a definitive agreement with respect to such acquisition proposal.  Upon termination of the Merger Agreement under circumstances relating to an acquisition proposal, the Company may be required to pay a termination fee of $15.9 million in connection with the go-shop process or $31.7 million other than in connection with the go-shop process.

These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the Company’s business from considering or making a competing acquisition proposal, even if the potential competing acquirer was prepared to pay consideration with a higher per share cash value than that market value proposed to be received or realized in the Mergers, or might cause a potential competing acquirer to propose to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee and expense reimbursement that may become payable in certain circumstances under the Merger Agreement.
An adverse judgment in a lawsuit challenging the Mergers may prevent the Mergers from becoming effective or from becoming effective within the expected timeframe.
There may be lawsuits filed challenging the Mergers, which could, among other things, result in the Company incurring costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation or settlement of these claims. Further, an injunction could be issued, prohibiting the parties from completing the Mergers on the agreed-upon terms in the expected time frame, or may prevent it from being completed altogether. This type of litigation is often expensive and diverts management’s attention and resources, which could adversely affect the operation of the Company’s business.
If the Mergers are consummated, there will be no requirement that the combined company execute a liquidity event.
There currently is no public market for shares of PECO common stock and there may never be one. Further, if the Mergers are consummated, there will be no requirement that the combined company execute a liquidity event at any point. In the future, the board of directors of the combined company may consider various forms of liquidity, including, but not limited to: (i) the listing of shares of common stock on a national securities exchange; (ii) the sale of all or substantially all of the assets of the combined company; (iii) a sale or merger that would provide stockholders of the combined company with cash and/or securities of a publicly traded company; or (iv) the dissolution of the combined company. If the Mergers are consummated, there can be no assurance that the combined company will cause a liquidity event to occur at such time or at all. If the combined company does not pursue a liquidity transaction, shares of PECO common stock, including any shares issued in connection with the Company Merger, may continue to be illiquid and stockholders may, for an indefinite period of time, be unable to easily convert their investment to cash and could suffer losses on their investments.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended June 30, 2018, we repurchased shares as follows (shares in thousands):

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(1)	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
April 2018	289	$22.75	289	(2)
May 2018	33	22.72	33	(2)
June 2018	20	22.80	20	(2)

(1)
All purchases of our equity securities by us in the three months ended June 30, 2018, were made pursuant to the share repurchase program (“SRP”). We announced the commencement of the SRP on November 25, 2013, and it was subsequently amended effective May 15, 2016.

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
Our board of directors may amend, suspend or terminate the program upon 30 days’ notice. We may provide notice by including such information (a) in a current report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or (b) in a separate mailing to the stockholders. In connection with the Merger Agreement, the SRP program was temporarily suspended for the month of July 2018 and resumed in August 2018. Please see Notes 3 and 10 to the consolidated financial statements for more detail.

During the six months ended June 30, 2018, repurchase requests surpassed the funding limits under the SRP. When we are unable to fulfill all repurchase requests in a given month, we will honor requests on a pro rata basis to the extent funds are available. We will continue to fulfill repurchases sought upon a stockholder’s death, “qualifying disability,” or “determination of incompetence” in accordance with the terms of the SRP. Approximately 0.6 million shares of our common stock were repurchased under our SRP during the six months ended June 30, 2018. Repurchase requests in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” were completed in full. The remaining repurchase requests that were in good order were fulfilled on a pro rata basis. As of June 30, 2018, we had approximately 1.1 million shares of unfulfilled repurchase requests, which will be treated as requests for repurchase during future months until satisfied or withdrawn.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Ex.	Description
2.1
Agreement and Plan of Merger, dated as of July 18, 2018, by and among Phillips Edison & Company, Inc., Phillips Edison Grocery Center Operating Partnership I, L.P., REIT Merger Sub, LLC, OP Merger Sub, LLC, OP Merger Sub 2, LLC, Phillips Edison Grocery Center REIT II, Inc., and Phillips Edison Grocery Center Operating Partnership II, L.P. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 18, 2018)

3.1
First Amendment to the Amended and Restated Bylaws of Phillips Edison Grocery Center REIT II, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 18, 2018)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Form of Voting Agreement (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed July 18, 2018)
101.1
The following information from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) Consolidated Statements of Equity; and (iv) Consolidated Statements of Cash Flows*

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS EDISON GROCERY CENTER REIT II, INC.

Date: August 10, 2018	By:	/s/ Jeffrey S. Edison
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2018	By:	/s/ Devin I. Murphy
Devin I. Murphy
Chief Financial Officer
(Principal Financial Officer)