Form 10-Q
period 2018-09-30
PHILLIPS EDISON GROCERY CENTER REIT II, INC.
filed 2018-11-05
CIK 1581405

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☑	Smaller reporting company	☐

Emerging growth company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of October 31, 2018, there were 46.7 million outstanding shares of common stock of Phillips Edison Grocery Center REIT II, Inc.

w PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PHILLIPS EDISON GROCERY CENTER REIT II, INC.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2018 AND DECEMBER 31, 2017
(Unaudited)
(In thousands, except per share amounts)

	September 30, 2018	December 31, 2017
ASSETS
Investment in real estate:
Land and improvements	$527,622	$520,526
Building and improvements	1,068,010	1,047,758
Acquired in-place lease assets	160,261	158,510
Acquired above-market lease assets	15,017	14,742
Total investment in property	1,770,910	1,741,536
Accumulated depreciation and amortization	(214,593)	(157,290)
Net investment in property	1,556,317	1,584,246
Investment in unconsolidated joint venture	10,491	16,076
Total investment in real estate assets, net	1,566,808	1,600,322
Cash and cash equivalents	3,415	1,435
Restricted cash	4,676	4,382
Other assets, net	60,319	46,178
Total assets	$1,635,218	$1,652,317
LIABILITIES AND EQUITY
Liabilities:
Debt obligations, net	$811,336	$775,275
Acquired below-market lease liabilities, net of accumulated amortization of $14,451
and $10,959, respectively	52,065	54,994
Accounts payable - affiliates	1,528	1,808
Accounts payable and other liabilities	36,740	36,961
Total liabilities	901,669	869,038
Commitments and contingencies (Note 8)	—	—
Equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized, zero shares issued and
outstanding at September 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.01 par value per share, 1,000,000 shares authorized, 46,693 and 46,584
shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	469	468
Additional paid-in capital	1,034,175	1,031,685
Accumulated other comprehensive income (“AOCI”)	15,216	6,459
Accumulated deficit	(316,311)	(255,333)
Total equity	733,549	783,279
Total liabilities and equity	$1,635,218	$1,652,317

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Rental income	$32,352	$30,483	$96,559	$88,512
Tenant recovery income	12,012	10,227	35,106	30,566
Other property income	123	261	688	652
Total revenues	44,487	40,971	132,353	119,730
Expenses:
Property operating	6,966	6,264	21,124	19,059
Real estate taxes	7,143	5,783	21,146	18,393
General and administrative	4,811	5,110	13,842	15,190
Termination of affiliate arrangements	—	5,962	—	5,962
Depreciation and amortization	19,195	18,037	57,166	52,573
Total expenses	38,115	41,156	113,278	111,177
Other:
Interest expense, net	(7,261)	(5,691)	(22,295)	(15,617)
Transaction expenses	(1,742)	—	(2,237)	—
Other income (expense), net	888	19	842	(132)
Net loss	$(1,743)	$(5,857)	$(4,615)	$(7,196)
Earnings per common share:
Net loss per share - basic and diluted	$(0.04)	$(0.13)	$(0.10)	$(0.15)
Weighted-average common shares outstanding:
Basic and diluted	46,813	46,545	46,755	46,529

Comprehensive (loss) income:
Net loss	$(1,743)	$(5,857)	$(4,615)	$(7,196)
Other comprehensive income (loss):
Change in unrealized gain (loss) on interest rate swaps	879	(43)	8,757	59
Comprehensive (loss) income	$(864)	$(5,900)	$4,142	$(7,137)

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(Unaudited)
(In thousands, except per share amounts)

	Common Stock				Additional Paid-In Capital	AOCI		Accumulated Deficit		Total Equity
	Shares		Amount
Balance at January 1, 2017, as adjusted	46,372		$463		$1,026,887	$4,906		$(170,022)		$862,234
Share repurchases	(1,040)		(9)		(23,501)	—		—		(23,510)
Distribution reinvestment plan (“DRIP”)	1,222		14		27,616	—		—		27,630
Change in unrealized gain on interest rate swaps	—		—		—	59		—		59
Common distributions declared, $1.22 per share	—		—		—	—		(56,669)		(56,669)
Share-based compensation	1		—		24	—		—		24
Net loss	—		—		—	—		(7,196)		(7,196)
Balance at September 30, 2017	46,555		$468		$1,031,026	$4,965		$(233,887)		$802,572

Balance at December 31, 2017, as reported	46,584		$468		$1,031,685	$6,459		$(255,333)		$783,279
Adoption of ASU 2017-05 (see Note 2)	—	—	—	—	—	—	—	835	—	835
Balance at January 1, 2018, as adjusted	46,584		468		1,031,685	6,459		(254,498)		784,114
Share repurchases	(894)		(9)		(20,346)	—		—		(20,355)
DRIP	1,002		10		22,794	—		—		22,804
Change in unrealized gain on interest rate swaps	—		—		—	8,757		—		8,757
Common distributions declared, $1.22 per share	—		—		—	—		(57,198)		(57,198)
Share-based compensation	1		—		42	—		—		42
Net loss	—		—		—	—		(4,615)		(4,615)
Balance at September 30, 2018	46,693		$469		$1,034,175	$15,216		$(316,311)		$733,549

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(Unaudited)
(In thousands)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,615)	$(7,196)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	56,175	51,595
Net amortization of above- and below-market leases	(1,808)	(1,782)
Amortization of deferred financing expense	1,882	2,060
Change in fair value of derivatives	(255)	(448)
Straight-line rental income	(1,938)	(2,261)
Equity in net (income) loss of unconsolidated joint venture	(665)	144
Other	373	81
Changes in operating assets and liabilities:
Accounts payable – affiliates	(280)	(162)
Other assets	(5,819)	(10,583)
Accounts payable and other liabilities	1,268	5,700
Net cash provided by operating activities	44,318	37,148
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(20,121)	(153,091)
Capital expenditures	(9,366)	(9,934)
Investment in unconsolidated joint venture	—	(2,854)
Return of investment in unconsolidated joint venture	6,250	400
Principal disbursement on notes receivable - affiliate	—	(1,272)
Principal proceeds on notes receivable - affiliate	—	1,272
Net cash used in investing activities	(23,237)	(165,479)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in credit facility	65,000	(5,644)
Proceeds from mortgages and loans payable	—	200,000
Payments on mortgages and loans payable	(29,305)	(13,726)
Payments of deferred financing expenses	—	(2,353)
Distributions paid, net of DRIP	(34,497)	(29,217)
Repurchases of common stock	(20,005)	(23,451)
Net cash (used in) provided by financing activities	(18,807)	125,609
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	2,274	(2,722)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of period	5,817	11,088
End of period	$8,091	$8,366

RECONCILIATION TO CONSOLIDATED BALANCE SHEET
Cash and cash equivalents	$3,415	$4,509
Restricted cash	4,676	3,857
Cash, cash equivalents, and restricted cash at end of period	$8,091	$8,366

SUPPLEMENTAL CASH FLOW DISCLOSURE, INCLUDING NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$21,768	$14,297
Fair value of debt assumed	—	24,697
Accrued capital expenditures and acquisition costs	1,824	4,314
Change in distributions payable	(103)	(178)
Change in accrued share repurchase obligation	350	59
Distributions reinvested	22,804	27,630

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
As of September 30, 2018, we wholly-owned fee simple interests in 86 real estate properties acquired from third parties unaffiliated with us or PECO. In addition, we own a 20% equity interest in a joint venture that owned 13 real estate properties as of September 30, 2018 (see Note 5).

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
Other than those noted below, there have been no changes to our significant accounting policies during the nine months ended September 30, 2018. For a full summary of our accounting policies, refer to our 2017 Annual Report on Form 10-K filed with the SEC on March 27, 2018.
Basis of Presentation and Principles of Consolidation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report on Form 10-Q should refer to the audited consolidated financial statements of Phillips Edison Grocery Center REIT II, Inc. for the year ended December 31, 2017, which are included in our 2017 Annual Report on Form 10-K. In the opinion of management, all normal and recurring adjustments necessary for the fair presentation of the unaudited consolidated financial statements for the periods presented have been included in this Quarterly Report. Our results of operations for the three and nine months ended September 30, 2018, are not necessarily indicative of the operating results expected for the full year.
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
Newly Adopted and Recently Issued Accounting Pronouncements—The following table provides a brief description of newly adopted accounting pronouncements and their effect on our consolidated financial statements:

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

The following table provides a brief description of recent accounting pronouncements that could have a material effect on our consolidated financial statements:

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU 2018-13, Fair Value Measurement (Topic 820)	This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of the FASB’s disclosure framework project. Early adoption is permitted.	January 1, 2019	We are currently evaluating the impact the adoption of these standards will have on our consolidated financial statements.
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

In July 2018, the FASB issued ASU 2018-11. The update allows lessors to use a practical expedient to account for non-lease components and related lease components as a single lease component instead of accounting for them separately, if certain conditions are met. We expect to utilize this practical expedient.

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

Reclassifications—The following line item on our consolidated statement of operations and comprehensive income (loss) for the three and nine months ended September 30, 2017, was reclassified:

•	Acquisition Expenses were combined with General and Administrative.

3. PROPOSED MERGER WITH PECO
On July 17, 2018, we entered into the Merger Agreement, pursuant to which we will merge with PECO, with PECO continuing as the surviving corporation. The Merger will result in a national portfolio of approximately 320 grocery-anchored shopping centers encompassing approximately 36 million square feet in established trade areas across 33 states.

As consideration for the Merger, PECO will issue 2.04 shares of PECO common stock in exchange for each share of our common stock, which, for our stockholders, is equivalent to $22.54 based on PECO’s most recent estimated net asset value per share (“EVPS”) of $11.05. The exchange ratio is based on a thorough review of the relative valuation of each entity, including factoring in PECO’s growing investment management business as well as each company’s transaction costs. We will not pay any internalization or disposition fees in connection with the Merger. Our outstanding debt is expected to be refinanced or assumed by PECO at closing under the terms of the Merger Agreement.
The Merger Agreement provides certain termination rights for us and for PECO. In connection with the termination of the Merger Agreement, under certain specified circumstances, (i) we may be required to pay PECO a termination fee of $31.7 million, and (ii) PECO may be required to pay us a termination fee of $75.6 million in the event that PECO terminates the Merger Agreement. The Merger Agreement provided us with a 30-day go-shop period pursuant to which we could solicit, receive, evaluate, and enter into negotiations with respect to alternative proposals from third-parties. The go-shop period ended during the third quarter.
The parties to the Merger Agreement or their respective affiliates will enter into an agreement to terminate, effective immediately prior to the Merger, the Advisory Agreement and Management Agreements, in each case with no further payment under such agreements other than amounts accrued thereunder and previously unpaid.
Immediately following the closing of the Merger, PECO stockholders are expected to own approximately 71% and our stockholders are expected to own approximately 29% of the combined company.

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
The following is a summary of borrowings as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018	December 31, 2017
Fair value	$803,602	$770,537
Recorded value(1)	815,249	780,545

(1)	Recorded value does not include deferred financing costs of $3.9 million and $5.3 million as of September 30, 2018 and December 31, 2017, respectively.
Derivative Instruments—As of September 30, 2018 and December 31, 2017, we had five interest rate swaps that fixed LIBOR on $570 million of our unsecured term loan facilities (“Term Loans”). All interest rate swap agreements are measured at fair value on a recurring basis. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.
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
Although we determined that the significant inputs used to value our derivatives fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, as of September 30, 2018 and December 31, 2017, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

We record derivative assets in Other Assets, Net and derivative liabilities in Accounts Payable and Other Liabilities on our consolidated balance sheets. The fair value measurements of our derivative assets and liabilities as of September 30, 2018 and December 31, 2017, were as follows (in thousands):

	September 30, 2018	December 31, 2017
Derivative asset:
Interest rate swaps designated as hedging instruments - Term Loans	$15,216	$6,544
Derivative liability:
Interest rate swaps designated as hedging instruments - Term Loans	$—	$85
Interest rate swaps not designated as hedging instruments - mortgage notes	—	255
Total	$—	$340

5. INVESTMENT IN UNCONSOLIDATED JOINT VENTURE
In March 2016, we entered into a joint venture (“Joint Venture”) where we may contribute up to $50 million in equity. The following table summarizes the cumulative activity related to our unconsolidated Joint Venture as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018	December 31, 2017
Ownership percentage	20%	20%
Number of shopping centers	13(1)	14
Cumulative equity contribution	$17,456	$17,456
Cumulative distributions	7,200	950

(1)	The Joint Venture sold a property in September 2018.

6. REAL ESTATE ACQUISITIONS
During the nine months ended September 30, 2018 and 2017, we acquired one and nine grocery-anchored shopping centers, respectively. None of these acquisitions were considered business combinations, but rather were classified as asset acquisitions. As such, most acquisition-related costs were capitalized and are included in the total purchase prices shown below. Our real estate asset acquired during the nine months ended September 30, 2018, was as follows (dollars in thousands):

Property Name	Location	Anchor Tenant	Acquisition Date	Purchase Price	Square Footage	Leased % of Rentable Square Feet at Acquisition
Arlington Station	Arlington, TX	Walmart	1/19/2018	$18,483	113,742	92.4%
During the nine months ended September 30, 2017, we acquired the following real estate assets (dollars in thousands):

Property Name	Location	Anchor Tenant	Acquisition Date	Purchase Price		Square Footage	Leased % of Rentable Square Feet at Acquisition
Herndon Station	Fresno, CA	Save Mart	2/10/2017	$16,934		95,370	96.1%
Windmill Station	Clovis, CA	Save Mart(1)	2/10/2017	9,665		27,486	100.0%
Plaza 23 Station	Pompton Plains, NJ	Stop & Shop	2/27/2017	52,375		161,035	95.5%
Bells Fork Station	Greenville, NC	Harris Teeter	3/1/2017	9,609		71,666	91.7%
Evans Towne Centre	Evans, GA	Publix	5/9/2017	12,030		75,668	92.2%
Riverlakes Village	Bakersfield, CA	Vons	6/16/2017	24,337	(2)	92,212	95.8%
Ormond Beach Station	Ormond Beach, FL	Publix	7/12/2017	13,023		94,275	85.2%
Mansfield Station	Mansfield, TX	Sprouts Farmers Market	9/6/2017	18,061		55,400	90.3%
Heritage Plaza Station	Carol Stream, IL	Jewel-Osco	9/28/2017	22,219	(2)	128,870	91.4%

(1)	We do not own the portion of the shopping center that contains the grocery anchor.

(2)	The purchase price includes the fair value of debt assumed as part of the acquisition.

The fair value at acquisition as well as weighted-average useful life for in-place, above-market, and below-market lease intangibles acquired during the nine months ended September 30, 2018 and 2017, are as follows (dollars in thousands, weighted-average useful life in years):

	2018		2017
	Fair Value	Weighted-Average Useful Life	Fair Value	Weighted-Average Useful Life
Acquired in-place leases	$1,751	8	$17,345	10
Acquired above-market leases	275	9	1,639	8
Acquired below-market leases	(564)	13	(5,543)	18

7. DEBT OBLIGATIONS, NET
The following is a summary of the outstanding principal balances and interest rates, which include the effect of derivative financial instruments, of our debt obligations as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	Interest Rate	September 30, 2018	December 31, 2017
Revolving credit facility(1)	3.73%	$122,357	$57,357
Term loans(2)	2.24% - 4.09%	570,000	570,000
Mortgages payable(3)	3.45% - 6.00%	119,777	149,081
Assumed below-market debt adjustments, net(4)		3,115	4,107
Deferred financing costs, net(5)		(3,913)	(5,270)
Total		$811,336	$775,275

(1)
The revolving credit facility matures in January 2019, with an option to extend the maturity date to July 2019. Gross borrowings under our revolving credit facility were $114.0 million and gross payments on our revolving credit facility were $49.0 million during the nine months ended September 30, 2018. The revolving credit facility has a maximum capacity of $350 million. The revolving credit facility is expected to be paid in full at closing of the proposed Merger.

(2)
Of the outstanding Term Loans balance, $185 million matures in July 2019 with options to extend to 2021, $185 million matures in June 2020 with an option to extend to 2021, and $200 million matures in 2024. A maturity date extension requires the payment of an extension fee of 0.15% of the outstanding principal amount of the corresponding tranche. Our outstanding Term Loans are expected to be refinanced or assumed by PECO at closing of the proposed Merger.

(3)
Due to the non-recourse nature of our fixed-rate mortgages, the assets and liabilities of the properties securing such mortgages are neither available to pay the debts of the consolidated property-holding limited liability companies, nor do they constitute obligations of such consolidated limited liability companies as of September 30, 2018 and December 31, 2017.

(4)	Net of accumulated amortization of $2.0 million as of September 30, 2018 and December 31, 2017.

(5)	Net of accumulated amortization of $3.5 million and $2.6 million as of September 30, 2018 and December 31, 2017, respectively.
As of September 30, 2018 and December 31, 2017, the weighted-average interest rate, including the effect of derivative financial instruments, for all of our debt obligations was 3.4% and 3.5%, respectively.
The allocation of total debt between fixed and variable-rate and between secured and unsecured, excluding market debt adjustments and deferred financing costs, as of September 30, 2018 and December 31, 2017, is summarized below (in thousands):

	September 30, 2018	December 31, 2017
As to interest rate:(1)
Fixed-rate debt	$689,777	$719,081
Variable-rate debt	122,357	57,357
Total	$812,134	$776,438
As to collateralization:
Unsecured debt	$692,357	$627,357
Secured debt	119,777	149,081
Total	$812,134	$776,438

(1)	Includes the effects of derivative financial instruments (see Notes 4 and 9).

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
The changes in the fair value of derivatives designated, and that qualify, as cash flow hedges are recorded in AOCI and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2018 and 2017, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt. The ineffectiveness previously reported in earnings for the period ended September 30, 2017, was adjusted to reflect application of the provisions of ASU 2017-12, Derivatives and Hedging (Topic 815), as of the beginning of 2017. This adjustment was not material.
Amounts reported in AOCI related to these derivatives will be reclassified to Interest Expense, Net as interest payments are made on the variable-rate debt. During the next twelve months, we estimate that an additional $5.9 million will be reclassified from Other Comprehensive Income (“OCI”) as a decrease to Interest Expense, Net.
The following is a summary of our interest rate swaps that were designated as cash flow hedges of interest rate risk as of September 30, 2018 and December 31, 2017 (notional amount in thousands):

	2018	2017
Count	5	5
Notional Amount	$570,000	$570,000
Fixed LIBOR	0.7%-2.2%	0.7%-2.2%
Maturity Date	2019-2024	2019-2024
The table below details the location of the gain or loss recognized on interest rate derivatives designated as cash flow hedges in the consolidated statements of operations and comprehensive (loss) income for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Amount of gain recognized in OCI on derivative(1)	$1,836	$152	$10,654	$16
Amount of (gain) loss reclassified from AOCI into interest expense(1)	(957)	(195)	(1,897)	43

(1)	Increases in gains are solely driven from changes in the LIBOR rate and LIBOR futures.

10. EQUITY
On May 9, 2018, our board of directors increased its EVPS of our common stock from $22.75 to $22.80 based substantially on the estimated market value of our portfolio of real estate properties as of March 31, 2018. We engaged a third party valuation firm to provide a calculation of the range in EVPS of our common stock as of March 31, 2018, which reflected certain balance sheet assets and liabilities as of that date. Shares of our common stock are issued under the DRIP and redeemed under the Share Repurchase Program (“SRP”), as discussed below, at the same price as the estimated value per share in effect at the time of issuance or redemption.
Distribution Reinvestment Plan—The DRIP allows stockholders to invest distributions in additional shares of our common stock. Stockholders who elect to participate in the DRIP, and who are subject to U.S. federal income taxation laws, will incur a tax liability on an amount equal to the fair value on the relevant distribution date of the shares of our common stock purchased with reinvested distributions, even though such stockholders have elected not to receive the distributions in cash. In connection with the proposed Merger, the DRIP was temporarily suspended for the month of July 2018; as a result, all DRIP participants received their July 2018 distributions in cash rather than in stock. The DRIP resumed in August 2018, with the distribution paid in September 2018.
Share Repurchase Program—The SRP provides an opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations. The cash available for repurchases on any particular date will generally be limited to the proceeds from the DRIP during the preceding four fiscal quarters, less amounts already used for repurchases since the beginning of that period. Our board of directors reserves the right, in its sole discretion, at any time and from time to time, to reject any request for repurchase. In connection with the proposed Merger, we also temporarily suspended the SRP for the month of July 2018 and resumed in August 2018.
During the nine months ended September 30, 2018, repurchase requests surpassed the funding limits under the SRP. When we are unable to fulfill all repurchase requests in a given month, we will honor requests on a pro rata basis to the extent funds are available. We will continue to fulfill repurchases sought upon a stockholder’s death, “qualifying disability,” or “determination of incompetence” in accordance with the terms of the SRP.
Approximately 0.9 million shares of our common stock were repurchased under the SRP during the nine months ended September 30, 2018. In October 2018, approximately 137,000 shares of our common stock were repurchased under the SRP. Repurchase requests in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” were completed in full. The remaining repurchase requests that were in good order were fulfilled on a pro rata basis.
In connection with the proposed Merger, the combined company will be required to reset its share repurchase queue. As a result, all SRP requests currently on file will be canceled on the date the Merger closes. All stockholders wishing to participate in the SRP after the Merger must submit a new SRP form to the transfer agent, DST, after the Merger to be included in the next standard repurchase of the combined company. All standard repurchase requests must be on file and in good order to be included for next standard repurchase of the combined company, which is expected to be in July 2019. At that time, should the demand for standard redemptions exceed the funding available for repurchases, the combined company is expected to make pro-rata redemptions. Following that standard repurchase, standard repurchase requests that are on file with the combined company and in good order that have not been fully executed (due to pro rata redemptions), will remain on file for future redemptions.
Class B Units—The Operating Partnership issues limited partnership units that are designated as Class B units for asset management services provided by PECO. The vesting of the Class B units is contingent upon a market condition and service condition. We had 0.5 million and 0.4 million unvested Class B units outstanding as of September 30, 2018 and December 31, 2017, respectively. We anticipate the outstanding Class B units will remain unvested upon completion of the Merger, and are therefore expected to be retired at that time.

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
Restricted stock is granted under our 2013 Independent Director Stock Plan and is potentially dilutive. There were 6,900 and 5,000 unvested restricted stock awards outstanding as of September 30, 2018 and 2017, respectively. During periods of net loss, these securities are anti-dilutive and, as a result, are excluded from the weighted-average common shares used to calculate diluted EPS.
Class B units are participating securities as they contain non-forfeitable rights to dividends or dividend equivalents, and are potentially dilutive due to their right of conversion to common stock upon vesting. There were 0.5 million and 0.4 million Class B units of the Operating Partnership outstanding as of September 30, 2018 and 2017, respectively. The vesting of the Class B units is contingent upon satisfaction of a market condition and service condition. Since the satisfaction of both conditions was not probable as of September 30, 2018 and 2017, the Class B units remained unvested and thus were not included in the diluted net loss per share computations.

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

The Advisor is entitled to receive distributions on the Class B units at the same rate as distributions are paid to common stockholders. Such distributions are in addition to the incentive compensation that the Advisor and its affiliates may receive from us. During the nine months ended September 30, 2018 and 2017, the Operating Partnership issued 59,182 and 69,341 Class B units, respectively, to the Advisor for asset management services performed. Prior to September 2017, a portion of the asset management fee and subordinated participation, and distributions on Class B units, were paid to a former third-party advisor. Effective September 2017, this relationship was terminated.
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

	Beginning September 1, 2017	1.70%

(1)	We will not pay any disposition fees in connection with the proposed Merger.
General and Administrative Expenses—As of September 30, 2018 and December 31, 2017, we owed the Advisor and its affiliates approximately $66,000 and $119,000, respectively, for general and administrative expenses paid on our behalf.

Summarized below are the fees earned by and the expenses reimbursable to the Advisor and former advisor for the three and nine months ended September 30, 2018 and 2017. As of September 2017, pursuant to the termination of the relationship with our former advisor, they were no longer entitled to these fees and reimbursements. This table includes any related amounts unpaid as of September 30, 2018 and December 31, 2017, except for unpaid general and administrative expenses, which we disclose above (in thousands):

	Three Months Ended		Nine Months Ended		Unpaid Amount as of
	September 30,		September 30,		September 30,	December 31,
	2018	2017	2018	2017	2018	2017
Acquisition fees and expenses(1)	$—	$627	$200	$2,093	$—	$—
Asset management fees(2)	2,889	3,056	8,650	9,192	15	48
Class B units distribution(3)	195	185	562	536	66	56
Total	$3,084	$3,868	$9,412	$11,821	$81	$104

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

Summarized below are the fees earned by and the expenses reimbursable to the Manager for the three and nine months ended September 30, 2018 and 2017, and any related amounts unpaid as of September 30, 2018 and December 31, 2017 (in thousands):

	Three Months Ended		Nine Months Ended		Unpaid Amount as of
	September 30,		September 30,		September 30,	December 31,
	2018	2017	2018	2017	2018	2017
Property management fees(1)	$1,617	$1,462	$5,048	$4,354	$474	$580
Leasing commissions(2)	1,253	934	3,922	2,555	353	202
Construction management fees(2)	309	356	511	577	188	260
Other fees and reimbursements(3)	965	908	2,223	2,663	366	491
Total	$4,144	$3,660	$11,704	$10,149	$1,381	$1,533

(1)	The property management fees are included in Property Operating on the consolidated statements of operations.

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
Unconsolidated Joint Venture—We had a receivable from the Joint Venture of approximately $14,000 as of September 30, 2018, and a payable to the Joint Venture of approximately $52,000 as of December 31, 2017, all primarily related to activity at the six properties contributed by us to the Joint Venture.

13. SUBSEQUENT EVENTS
Distributions to Stockholders—Distributions were paid subsequent to September 30, 2018, as follows (in thousands, except distribution rate):

Month	Record Date	Distribution Rate	Date Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through the DRIP	Net Cash Distribution
September	9/17/2018	$0.13541652	10/1/2018	$6,327	$2,684	$3,643
October	10/15/2018	0.13541652	11/1/2018	6,338	2,649	3,689

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q of Phillips Edison Grocery Center REIT II, Inc. (“we,” the “Company,” “our,” or “us”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. These risks include, without limitation, (i) risks associated with our ability to consummate the proposed Merger and the timing and closing of the Merger; (ii) changes in national, regional, or local economic climates; (iii) local market conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our portfolio; (iv) vacancies, changes in market rental rates, and the need to periodically repair, renovate, and re-let space; (v) changes in interest rates and the availability of permanent mortgage financing; (vi) competition from other available properties and the attractiveness of properties in our portfolio to our tenants; (vii) the financial stability of tenants, including the ability of tenants to pay rent; (viii) changes in tax, real estate, environmental, and zoning laws; (ix) the concentration of our portfolio in a limited number of industries, geographies, or investments; and (x) any of the other risks included in this Quarterly Report on Form 10-Q. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the SEC. We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
See Part II, Item 1A. Risk Factors of this Form 10-Q and Part I, Item 1A. Risk Factors of our 2017 Annual Report on Form 10-K, filed with the SEC on March 27, 2018, for a discussion of some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause actual results to differ materially from those presented in our forward-looking statements. Except as required by law, we do not undertake any obligation to update or revise any forward-looking statements contained in this Form 10-Q. Important factors that could cause actual results to differ materially from the forward-looking statements are disclosed in Part II, Item 1A. Risk Factors and Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.
All references to “Notes” throughout this document refer to the footnotes to the consolidated financial statements in Part I, Item 1. Financial Statements.

Overview
We are a public non-traded real estate investment trust (“REIT”) that invests in retail real estate properties. Our primary focus is on grocery-anchored neighborhood and community shopping centers that meet the day-to-day needs of residents in the surrounding trade areas. As of September 30, 2018, we wholly-owned 86 real estate properties acquired from third parties unaffiliated with us or PECO. In addition, we own a 20% equity interest in a joint venture, which owned 13 real estate properties as of September 30, 2018.
In July 2018 we entered into the Merger Agreement with PECO. Pursuant to the Merger Agreement, PECO will issue 2.04 shares of PECO common stock in exchange for each share of our common stock, which is equivalent to $22.54 per share based on PECO’s most recent EVPS of $11.05. The exchange ratio reflects our most recent estimated value per share, adjusted for estimated transaction-related expenses. We will not pay any internalization or disposition fees in connection with the proposed Merger as no value consideration was given for the advisory services that PECO provides to us. Our outstanding debt, excluding the revolving credit facility, is expected to be refinanced or assumed by PECO at closing under the terms of the Merger Agreement. For a more detailed discussion, see Note 3.

Below are statistical highlights of our wholly-owned portfolio:

	Total Portfolio as of September 30, 2018	Property Acquisitions During the Nine Months Ended September 30, 2018
Number of properties	86	1
Number of states	24	1
Total square feet (in thousands)	10,342	114
Leased % of rentable square feet	94.7%	92.4%
Average remaining lease term (in years)(1)	5.0	7.3

(1)	As of September 30, 2018. The average remaining lease term in years excludes future options to extend the term of the lease.
Lease Expirations—The following chart shows, on an aggregate basis, all of the scheduled lease expirations after September 30, 2018, for each of the next ten years and thereafter for our 86 wholly-owned shopping centers. The chart shows the leased square feet and annualized base rent (“ABR”) represented by the applicable lease expiration year:Subsequent to September 30, 2018, we renewed approximately 31,000 total square feet and $0.7 million of total ABR of the leases expiring.

Portfolio Tenancy—We define national tenants as those tenants that operate in at least three states. Regional tenants are defined as those tenants that have at least three locations. The following charts present the composition of our portfolio by tenant type as of September 30, 2018:
The following charts present the composition of our portfolio by tenant industry as of September 30, 2018 (dollars and square feet in thousands):
The following table presents our top ten tenants, grouped according to parent company, by ABR as of September 30, 2018 (dollars and square feet in thousands):

Tenant	ABR	% of ABR	Leased Square Feet	% of Leased Square Feet	Number of Locations(1)
Publix Super Markets	$8,157	6.5%	843	8.6%	18
Albertsons Companies	7,208	5.7%	716	7.3%	12
Ahold Delhaize	6,421	5.1%	389	4.0%	6
Walmart	5,820	4.6%	903	9.2%	7
Kroger	5,512	4.4%	792	8.1%	12
Giant Eagle	2,776	2.2%	273	2.8%	4
Sprouts Farmers Market	1,843	1.5%	109	1.1%	4
Save Mart Supermarkets	1,775	1.4%	208	2.1%	4
T.J. Maxx	1,371	1.1%	108	1.1%	4
Subway	1,109	0.9%	46	0.5%	32
	$41,992	33.4%	4,387	44.8%	103

(1)	Number of locations excludes auxiliary leases with grocery anchors such as fuel stations, pharmacies, and liquor stores.

Results of Operations
We wholly-owned 86 properties as of September 30, 2018, and 83 properties as of September 30, 2017. The Same-Center column in the tables below includes the 74 properties that were owned and operational prior to January 1, 2017. The Non-Same-Center column includes properties that were acquired after December 31, 2016, in addition to corporate-level income and expenses. In this section, we primarily explain fluctuations in activity shown in the Same-Center column as well as any notable fluctuations in the Non-Same-Center column related to corporate-level activity. Unless otherwise discussed below, year-over-year comparative differences for the three and nine months ended September 30, 2018 and 2017, are almost entirely attributable to the number of properties owned and the length of ownership of these properties.
Summary of Operating Activities for the Three Months Ended September 30, 2018 and 2017

			Favorable (Unfavorable) Change
(In thousands, except per share amounts)	2018	2017	Change	Non-Same-Center	Same-Center
Operating Data:
Total revenues	$44,487	$40,971	$3,516	$2,125	$1,391
Property operating expenses	(6,966)	(6,264)	(702)	(295)	(407)
Real estate tax expenses	(7,143)	(5,783)	(1,360)	(178)	(1,182)
General and administrative expenses	(4,811)	(5,110)	299	335	(36)
Termination of affiliate arrangements	—	(5,962)	5,962	5,962	—
Depreciation and amortization	(19,195)	(18,037)	(1,158)	(983)	(175)
Interest expense, net	(7,261)	(5,691)	(1,570)	(1,570)	—
Transaction expenses	(1,742)	—	(1,742)	(1,742)	—
Other income, net	888	19	869	900	(31)
Net loss	$(1,743)	$(5,857)	$4,114	$4,554	$(440)

Net loss per share - basic and diluted	$(0.04)	$(0.13)	$0.09
Total revenues—Of the $3.5 million increase in total revenues, $2.1 million was related to our 12 non-same-center properties. The remaining variance was the result of an increase in revenue among same-center properties, primarily due to a $0.5 million increase in minimum rent, which was driven by a $0.17, or 1.4%, increase in same-center minimum rent per square foot since September 30, 2017. The growth in rental income was partially offset by a $0.3 million reduction in straight-line rent adjustments. We also saw an increase of $1.2 million in our tenant recovery income, as a result of improved recovery rates of 1.0% and higher recoverable expenses.
Property operating expenses—Of the $0.7 million increase in property operating expenses, $0.3 million was related to our 12 non-same-center properties. The remaining variance was primarily attributable to a $0.3 million increase in bad debt expense related to tenant bankruptcies and evictions.
Real estate tax expenses—Of our increase in same-center real estate tax expenses, $0.7 million was due to a decrease in favorable tax appeal results in the current quarter. The remaining variance was related to reassessments in several states, which increased for the 2018 tax year, including several properties being reassessed for the first time since they were purchased.
Termination of affiliate arrangements—The $6.0 million termination of affiliate arrangements was related to the termination of our relationship with our former advisor. In exchange for a payment of $6.0 million, our former advisor sold the 77,243 Class B units they owned back to the Operating Partnership at our $22.75 NAV per share at that date, redeemed all of their interests in a special limited partner interest co-owned with the PECO sponsor, and terminated all fee-sharing arrangements with us.
Interest expense, net—Our increase in interest expense was driven by our increase in total debt borrowings and our weighted-average interest rate, which was partially offset by savings from refinancing certain property-level debt through our revolving credit facility in the current year. The weighted-average interest rate and maturity as of September 30, 2018, were 3.4% and 2.7 years, respectively, compared to a weighted-average interest rate and maturity of 3.1% and 3.9 years, respectively, as of September 30, 2017. The decrease in our average debt maturity is due to an increase in borrowings on the revolving credit facility, which is currently set to expire in January 2019. This balance is expected to be paid in full at the closing of the proposed Merger.
Transaction expenses—The $1.7 million of transaction expenses resulted from costs incurred in connection with the proposed Merger, primarily associated with third-party professional fees, such as legal, tax, financial advisor, and consulting fees.
Other income, net—Our $0.9 million increase in other income is primarily from the equity income from our Joint Venture as a result of a gain on a property sale.

Summary of Operating Activities for the Nine Months Ended September 30, 2018 and 2017

			Favorable (Unfavorable) Change
(In thousands, except per share amounts)	2018	2017	Change	Non-Same-Center	Same-Center
Operating Data:
Total revenues	$132,353	$119,730	$12,623	$10,114	$2,509
Property operating expenses	(21,124)	(19,059)	(2,065)	(1,412)	(653)
Real estate tax expenses	(21,146)	(18,393)	(2,753)	(1,611)	(1,142)
General and administrative expenses	(13,842)	(15,190)	1,348	1,226	122
Termination of affiliate arrangements	—	(5,962)	5,962	5,962	—
Depreciation and amortization	(57,166)	(52,573)	(4,593)	(4,148)	(445)
Interest expense, net	(22,295)	(15,617)	(6,678)	(6,678)	—
Transaction expenses	(2,237)	—	(2,237)	(2,237)	—
Other income (expense), net	842	(132)	974	758	216
Net loss	$(4,615)	$(7,196)	$2,581	$1,974	$607

Net loss per share—basic and diluted	$(0.10)	$(0.15)	$0.05
Total revenues—Of the $12.6 million increase in total revenues, $10.1 million was related to our 12 non-same-center properties. The remaining variance was the result of an increase in revenue among same-center properties, primarily due to a $1.8 million increase in minimum rent, which was driven by a $0.17, or 1.4%, increase in same-center minimum rent per square foot since September 30, 2017. The increase in same-center revenue was also attributed to a $1.7 million increase in tenant recovery income as a result of higher recoverable expenses and a 2.5% increase in our recovery rate. The growth in rental and tenant recovery income was partially offset by a $0.9 million reduction in straight-line rent adjustments.
Property operating expenses—Of the $2.1 million increase in property operating expenses, $1.4 million was related to our 12 non-same-center properties. The remaining variance is primarily attributed to higher recoverable expenses, as well as a $0.3 million increase in bad debt expense related to tenant bankruptcies and evictions.
Real estate tax expenses—Of our increase in same-center real estate tax expenses, $0.6 million was due to a decrease in favorable tax appeal results in the current year. The remaining variance was related to reassessments in several states, which increased expenses for the 2018 tax year, with several properties being reassessed for the first time since they were purchased.
General and administrative expenses—Our decrease in general and administrative expenses was attributable to a $0.5 million reduction in asset management fees as a result of the reduction in the asset management fee rate, a $0.5 million decrease in acquisition expenses on properties not ultimately acquired, and a decrease in legal and consulting fees paid to third parties.
Termination of affiliate arrangements—As discussed above, the $6.0 million termination of affiliate arrangements was related to the termination of our relationship with our former advisor.
Interest expense, net—Our increase in interest expense was driven by our increase in total debt borrowings and our weighted-average interest rate, which was partially offset by savings from refinancing certain property-level debt through our revolving credit facility in the current year. The weighted-average interest rate as of September 30, 2018, was 3.4%, compared to a weighted-average interest rate of 3.1% as of September 30, 2017.
Transaction expenses—The $2.2 million of transaction expenses resulted from costs incurred in connection with the proposed Merger, primarily associated with third-party professional fees, such as legal, tax, financial advisor, and consulting fees.
Other income (expense), net—Of our $1.0 million increase in other income, $0.8 million was primarily from our equity income from our Joint Venture.

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
Below is a summary of leasing activity for the three months ended September 30, 2018 and 2017:

	Total Deals		Inline Deals(1)
	2018	2017	2018	2017
New leases:
Number of leases	24	22	24	22
Square footage (in thousands)	53	47	53	47
First-year base rental revenue (in thousands)	$1,051	$741	$1,051	$741
Average rent per square foot (“PSF”)	$19.98	$15.64	$19.98	$15.64
Average cost PSF of executing new leases(2)	$38.85	$21.67	$38.85	$21.67
Number of comparable leases(3)	8	6	8	6
Comparable rent spread(4)	9.5%	7.8%	9.5%	7.8%
Weighted-average lease term (in years)	7.6	7.4	7.6	7.4
Renewals and options:
Number of leases	50	52	45	51
Square footage (in thousands)	226	132	94	116
First-year base rental revenue (in thousands)	$3,504	$2,782	$2,184	$2,570
Average rent PSF	$15.50	$21.14	$23.12	$22.17
Average rent PSF prior to renewals	$14.14	$18.87	$20.98	$19.80
Percentage increase in average rent PSF	9.7%	12.0%	10.2%	12.0%
Average cost PSF of executing renewals and options(2)	$2.92	$4.47	$4.30	$4.78
Number of comparable leases(3)	38	40	37	40
Comparable rent spread(4)	14.5%	14.0%	10.8%	14.0%
Weighted-average lease term (in years)	4.9	5.1	4.8	5.1
Portfolio retention rate(5)	70.7%	81.3%	69.2%	81.3%

(1)	We consider an inline deal to be a lease for less than 10,000 square feet of gross leasable area (“GLA”).

(2)
The cost of executing new leases, renewals, and options includes leasing commissions, tenant improvement costs, and tenant concessions. The costs associated with landlord improvements are excluded for repositioning and redevelopment projects, if any.

(3)
A comparable lease is a lease that is executed for the exact same space (location and square feet) in which a tenant was previously located. For a lease to be considered comparable, it must have been executed within 365 days from the earlier of legal possession or the day the prior tenant physically vacated the space.

(4)	The comparable rent spread compares the first year ABR of a new lease over the last year ABR of the prior lease of a unit that was occupied within the past twelve months.

(5)	The portfolio retention rate is calculated by dividing (a) total square feet of retained tenants with current period lease expirations by (b) the square feet of leases expiring during the period.
The portfolio retention rate in the current quarter was significantly impacted by several tenants who filed for bankruptcy or were evicted.

Below is a summary of leasing activity for the nine months ended September 30, 2018 and 2017(1):

	Total Deals		Inline Deals
	2018	2017	2018	2017
New leases:
Number of leases	88	48	85	47
Square footage (in thousands)	221	115	187	101
First-year base rental revenue (in thousands)	$3,800	$1,889	$3,382	$1,740
Average rent PSF	$17.17	$16.35	$18.13	$17.29
Average cost PSF of executing new leases	$27.76	$29.17	$29.18	$26.11
Number of comparable leases	23	14	22	14
Comparable rent spread	10.5%	8.1%	11.2%	8.1%
Weighted-average lease term (in years)	6.6	7.7	6.6	7.4
Renewals and options:
Number of leases	139	140	125	137
Square footage (in thousands)	806	388	266	296
First-year base rental revenue (in thousands)	$10,865	$7,393	$6,083	$6,413
Average rent PSF	$13.48	$19.06	$22.83	$21.63
Average rent PSF prior to renewals	$12.57	$17.03	$20.71	$19.21
Percentage increase in average rent PSF	7.2%	12.0%	10.2%	12.6%
Average cost PSF of executing renewals and options	$2.44	$3.88	$4.37	$4.58
Number of comparable leases	103	106	100	106
Comparable rent spread	11.2%	13.9%	11.0%	13.9%
Weighted-average lease term (in years)	5.0	4.9	4.7	4.9
Portfolio retention rate	82.8%	85.5%	77.3%	82.7%

(1)	See the footnotes to the summary of leasing activity table for the three months ended September 30, 2018, for more detail regarding certain items throughout this table.

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

The table below is a comparison of the Same-Center NOI for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Revenues:
Rental income(1)	$27,271	$26,794	$477		$81,533	$79,775	$1,758
Tenant recovery income	10,446	9,214	1,232		30,759	29,013	1,746
Other property income	111	226	(115)		515	554	(39)
Total revenues	37,828	36,234	1,594	4.4%	112,807	109,342	3,465	3.2%
Operating expenses:
Property operating expenses	6,225	5,801	424		18,904	17,998	906
Real estate taxes	6,197	5,015	1,182		18,407	17,266	1,141
Total operating expenses	12,422	10,816	1,606	14.8%	37,311	35,264	2,047	5.8%
Total Same-Center NOI	$25,406	$25,418	$(12)	—%	$75,496	$74,078	$1,418	1.9%

(1)	Excludes straight-line rental income, net amortization of above- and below-market leases, and lease buyout income.
Below is a reconciliation of Net Loss to NOI and Same-Center NOI for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(1,743)	$(5,857)	$(4,615)	$(7,196)
Adjusted to exclude:
Straight-line rental income	(619)	(771)	(1,938)	(2,261)
Net amortization of above- and below-market leases	(606)	(566)	(1,808)	(1,782)
General and administrative expenses	4,811	5,110	13,842	15,190
Termination of affiliate arrangements	—	5,962	—	5,962
Transaction expenses	1,742	—	2,237	—
Depreciation and amortization	19,195	18,037	57,166	52,573
Interest expense, net	7,261	5,691	22,295	15,617
Other	(896)	(19)	(903)	7
NOI	29,145	27,587	86,276	78,110
Less: NOI from centers excluded from Same-Center	(3,739)	(2,169)	(10,780)	(4,032)
Total Same-Center NOI	$25,406	$25,418	$75,496	$74,078

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
Modified funds from operations (“MFFO”) is an additional performance financial measure used by us as FFO includes certain non-comparable items that affect our performance over time. MFFO excludes the following items:

•	acquisition and transaction expenses;

•	straight-line rent amounts, both income and expense;

•	amortization of above- or below-market intangible lease assets and liabilities;

•	amortization of discounts and premiums on debt investments;

•	gains or losses from the early extinguishment of debt;

•	gains or losses on the extinguishment of derivatives, except where the trading of such instruments is a fundamental attribute of our operations;

•	gains or losses related to fair-value adjustments for derivatives not qualifying for hedge accounting;

•	gains or losses related to consolidation from, or deconsolidation to, equity accounting;

•	costs to terminate affiliate arrangements; and

•	adjustments related to the above items for unconsolidated entities in the application of equity accounting.

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
Accordingly, FFO and MFFO should be reviewed in connection with other GAAP measurements, and should not be viewed as more prominent measures of performance than net income (loss) or cash flows from operations prepared in accordance with GAAP. Our FFO and MFFO as presented may not be comparable to amounts calculated by other REITs.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Calculation of FFO
Net loss	$(1,743)	$(5,857)	$(4,615)	$(7,196)
Adjustments:
Depreciation and amortization of real estate assets	19,195	18,037	57,166	52,573
Adjustments related to unconsolidated joint venture	(453)	512	594	1,384
Gain on disposition of real estate assets	(7)	—	(7)	—
FFO	$16,992	$12,692	$53,138	$46,761
Calculation of MFFO
FFO	$16,992	$12,692	$53,138	$46,761
Adjustments:
Net amortization of above- and below-market leases	(606)	(569)	(1,808)	(1,782)
Straight-line rental income	(619)	(769)	(1,938)	(2,261)
Transaction expenses	1,742	—	2,237	—
Termination of affiliate arrangements	—	5,962	—	5,962
Amortization of market debt adjustment	(253)	(263)	(793)	(797)
Gain on extinguishment of debt	(141)	—	(141)	(11)
Change in fair value of derivatives	(16)	(213)	(255)	(448)
Adjustments related to unconsolidated joint venture	(41)	(32)	36	(9)
Other	2	240	5	499
MFFO	$17,060	$17,048	$50,481	$47,914

FFO and MFFO per share:
Weighted-average common shares outstanding - diluted(1)	46,815	46,548	46,758	46,533
FFO per share - diluted	$0.36	$0.27	$1.14	$1.00
MFFO per share - diluted	$0.36	$0.37	$1.08	$1.03

(1)
Restricted stock awards were dilutive to FFO/MFFO for the three and nine months ended September 30, 2018 and 2017, and accordingly, were included in the weighted-average common shares used to calculate diluted FFO/MFFO per share.

Liquidity and Capital Resources
General—Aside from standard operating expenses, we expect our principal cash demands to be for:

•	investments in real estate;

•	capital expenditures and leasing costs;

•	repurchases of common stock;

•	cash distributions to stockholders;

•	principal and interest payments on our outstanding indebtedness; and

•	transaction expenses incurred in connection with the proposed Merger.
We expect our primary sources of liquidity to be:

•	proceeds from debt financings, including borrowings under our unsecured credit facility;

•	proceeds from real estate dispositions;

•	reinvested distributions, which are used for share repurchases;

•	available, unrestricted cash and cash equivalents; and

•	operating cash flows.
We believe our sources of cash will provide adequate liquidity to fund our obligations.
The following table summarizes information about our debt as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018	December 31, 2017
Total debt obligations, gross	$812,134	$776,438
Weighted average interest rate	3.4%	3.5%
Weighted average maturity (in years)	2.7	3.5

Revolving credit facility capacity	$350,000	$350,000
Revolving credit facility availability	$227,403	$292,403
Revolving credit facility maturity(1)	January 2019	June 2018

(1)
We exercised an option to extend the maturity date to January 2019 and have an additional option to extend the maturity date to July 2019. The revolving credit facility is expected to be paid in full at closing of the proposed Merger.

As of September 30, 2018, we had cash, cash equivalents, and restricted cash of $8.1 million, a net increase of $2.3 million during the nine months ended September 30, 2018.
Below is a summary of our cash flow activity for the nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Nine Months Ended September 30,		Favorable (Unfavorable) Change
	2018	2017	$	%
Net cash provided by operating activities	$44,318	$37,148	$7,170	19.3%
Net cash used in investing activities	(23,237)	(165,479)	142,242	86.0%
Net cash (used in) provided by financing activities	(18,807)	125,609	(144,416)	(115.0)%
Operating Activities—Our net cash provided by operating activities was primarily impacted by the following:

•
Property operations—Most of our operating cash comes from rental and tenant recovery income, and is offset by property operating expenses, real estate taxes, and property-specific general and administrative costs. Our change in cash flows from property operations primarily resulted from owning a larger portfolio year-over-year, as well as a 1.9% increase in Same-Center NOI.

•	Cash paid for transaction costs—During the nine months ended September 30, 2018, we incurred $2.2 million of transaction costs in connection with the proposed Merger.

•
Cash paid for termination of affiliate arrangements—During the nine months ended September 30, 2017, we incurred $6.0 million of costs related to the termination of our relationship with a former advisor.

•
Cash paid for interest—During the nine months ended September 30, 2018, we paid $21.8 million in cash for interest, an increase of $7.5 million over the same period in 2017. This was a result of increased borrowings in relation to our 2017 acquisition activity.

•
Working capital—During the nine months ended September 30, 2018, prepaid expenses increased mainly due to higher prepaid leasing commissions resulting from increased leasing volume in the current year.

Investing Activities—Our net cash used in investing activities was primarily impacted by the following:

•
Real estate acquisitions—During the nine months ended September 30, 2018, we acquired one shopping center for a total cash outlay of $20.1 million. During the same period in 2017, we acquired nine shopping centers for a total cash outlay of $153.1 million.

•
Capital expenditures—We invest capital into leasing our properties and maintaining or improving the condition of our properties. During the nine months ended September 30, 2018, cash used for capital expenditures decreased by $0.6 million over the same period in 2017.

•
Investment and return of investment in Joint Venture—During the nine months ended September 30, 2017, we made a $2.9 million contribution to the Joint Venture to acquire additional assets. We did not make a contribution to the Joint Venture in 2018. Of the $50 million we may contribute to the Joint Venture, as of September 30, 2018, we have contributed $17.5 million. During the nine months ended September 30, 2018, we received $6.3 million of distributions from the Joint Venture due to the sale of a property, a $5.9 million increase over the same period in 2017.

Financing Activities—Net cash flows from financing activities were primarily impacted by the following:

•
Debt borrowings and payments—Cash from financing activities is primarily affected by inflows from borrowings and outflows from payments on debt. As our debt obligations mature, we intend to refinance the remaining balance, if possible, or pay off the balances at maturity using proceeds from operations and/or corporate-level debt. During the nine months ended September 30, 2018, our net borrowings decreased by $144.9 million over the same period in 2017. The reduction was primarily due to higher borrowings in 2017 to fund acquisitions.

•
Share repurchases—Our SRP provides an opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations (see Note 10). Cash outflows for share repurchases decreased by $3.4 million during the nine months ended September 30, 2018.

•
Cash distributions paid to stockholders—Cash used for distributions increased by $5.3 million primarily due to the temporary suspension of the DRIP for the month of July 2018 in connection with the proposed Merger; all DRIP participants received their July 2018 distributions in cash rather than stock. The DRIP resumed in August 2018.

Activity related to distributions to our common stockholders for the nine months ended September 30, 2018 and 2017, was as follows (in thousands):

Distributions
$70,000
$60,000
$50,000
$40,000
$30,000
$20,000
$10,000
$0
$57,301
$22,804
$34,497
$44,318
$53,138
$56,847
$27,630
$29,217
$37,148
$46,761
2018
2017

Cash distributions to common stockholders	Net cash provided by operating activities

Distributions reinvested through the DRIP	FFO(1)

(1)
See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures - Funds from Operations and Modified Funds from Operations for the definition of FFO, for information regarding why we present FFO, as well as for a reconciliation of this non-GAAP financial measure to Net Loss.

We paid distributions monthly and expect to continue paying distributions monthly unless our results of operations, our general financial condition, general economic conditions or other factors, as determined by our board of directors, make it imprudent to do so. The timing and amount of distributions is determined by our board of directors and is influenced in part by our intention to comply with REIT requirements of the Internal Revenue Code. As a result of temporarily suspending the DRIP for the month of July 2018, our cash distributions increased significantly for the period compared to the previous months.
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
Debt—The following table presents our calculation of net debt to total enterprise value as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018	December 31, 2017
Net debt:
Total debt, excluding below-market adjustments and deferred financing costs	$812,134	$776,438
Less: Cash and cash equivalents	(3,415)	(1,435)
Total net debt	$808,719	$775,003
Enterprise value:
Total net debt	$808,719	$775,003
Total equity value(1)	1,064,669	1,059,854
Total enterprise value	$1,873,388	$1,834,857

Net debt to total enterprise value	43.2%	42.2%
(1) Total equity value is calculated as the product of the number of diluted shares outstanding and the estimated value per share at the end of the period. There were 46.7 million and 46.6 million diluted shares outstanding as of September 30, 2018 and December 31, 2017, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes from the quantitative and qualitative disclosures about market risk disclosed in Part II, Item 7A of our 2017 Annual Report on Form 10-K filed with the SEC on March 27, 2018.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2018. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2018.
Internal Control Changes
During the quarter ended September 30, 2018, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

w PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, Phillips Edison Grocery Center REIT II, Inc. (“we,” the “Company,” “our,” or “us”) is party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any legal proceedings for which we are not covered by liability insurance or the outcome is reasonably likely to have a material impact on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by governmental authorities.

ITEM 1A. RISK FACTORS
For a listing of risk factors associated with investing in us, please see Item 1A. Risk Factors in Part I of our 2017 Annual Report on Form 10-K filed with the SEC on March 27, 2018, and in Item 1A. Risk Factors in Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed with the SEC on August 10, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended September 30, 2018, we repurchased shares as follows (shares in thousands):

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(1)	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
July 2018(2)	—	$—	—	(3)
August 2018	259	22.80	259	(3)
September 2018	35	22.80	35	(3)

(1)
We announced the commencement of the Share Repurchase Program (“SRP”) in November 2013, and it was subsequently amended effective May 2016. All purchases of our equity securities by us in the three months ended September 30, 2018, were made pursuant to the SRP.

(2)
In connection with the Merger Agreement, the SRP was temporarily suspended for the month of July 2018 and resumed in August 2018. Please see Notes 3 and 10 to the consolidated financial statements for more detail.

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
During the nine months ended September 30, 2018, repurchase requests surpassed the funding limits under the SRP. When we are unable to fulfill all repurchase requests in a given month, we will honor requests on a pro rata basis to the extent funds are available.
Approximately 0.9 million shares of our common stock were repurchased under the SRP during the nine months ended September 30, 2018. In October 2018, approximately 137,000 shares of our common stock were repurchased under the SRP. Repurchase requests in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” were completed in full. The remaining repurchase requests that were in good order were fulfilled on a pro rata basis.
In connection with the proposed Merger, the combined company will be required to reset its share repurchase queue. As a result, all SRP requests currently on file will be canceled on the date the Merger closes. All stockholders wishing to participate in the SRP after the Merger must submit a new SRP form to the transfer agent, DST, after the Merger to be included in the next standard repurchase of the combined company. All standard repurchase requests must be on file and in good order to be included for next standard repurchase of the combined company, which is expected to be in July 2019. At that time, should the demand for standard redemptions exceed the funding available for repurchases, the combined company is expected to make pro-rata redemptions. Following that standard repurchase, standard repurchase requests that are on file with the combined company and in good order that have not been fully executed (due to pro rata redemptions), will remain on file for future redemptions.

ITEM 5. OTHER INFORMATION
Director Resignation
In our joint proxy statement filed with the SEC on August 28, 2018, we disclosed that Mark D. McDade was expected to resign from our board of directors (the “Board”) prior to the effective time of the proposed Merger and that we would redeem all of his vested and unvested shares of restricted stock. On November 2, 2018, Mr. McDade resigned from the Board in connection with the Merger and not as a result of any dispute or disagreement with the Company or any of our subsidiaries. In connection with his resignation, we redeemed all of his shares of common stock, including his vested and unvested restricted stock, for cash in an amount equal to the number of shares of PECO common stock he would have received in the Merger multiplied by $11.05 (the most recent estimated value per share of PECO common stock).

Termination of Distribution Reinvestment Plan and Share Repurchase Program
In connection with the proposed Merger, on November 2, 2018, the Board voted to terminate the DRIP and the SRP, in each case effective as of the expiration of the required notice period thereunder, but no sooner than the effective time of the Merger.
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

3.1	First Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 18, 2018)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*
101.1
The following information from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income; (iii) Consolidated Statements of Equity; and (iv) Consolidated Statements of Cash Flows*

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS EDISON GROCERY CENTER REIT II, INC.

Date: November 5, 2018	By:	/s/ Jeffrey S. Edison
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2018	By:	/s/ Devin I. Murphy
Devin I. Murphy
Chief Financial Officer
(Principal Financial Officer)